Form 10-Q
period 2013-09-30
Surgical Care Affiliates, Inc.
filed 2013-11-15
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36154

SURGICAL CARE AFFILIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8740447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Suite 250 Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(847) 236-0921

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 13, 2013
Common stock, $0.01 par value	38,142,861 shares

SURGICAL CARE AFFILIATES, INC.

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to ASC Acquisition LLC and its consolidated affiliates prior to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013 and to Surgical Care Affiliates, Inc. and its consolidated subsidiaries after our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013. In addition, unless the context otherwise indicates or requires, the term “SCA” refers to Surgical Care Affiliates, LLC, our direct operating subsidiary.

Pursuant to the conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc. at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted share of Surgical Care Affiliates, Inc. For the convenience of the reader, except as the context otherwise requires, all information included in this Quarterly Report on Form 10-Q is presented giving effect to the conversion.

On October 29, 2013, the Company’s Registration Statement on Form S-1 (File No. 333-190998) and the Company’s Registration Statement on Form 8-A each became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in the section in “Part II, Item 1A. Risk Factors”.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$88,561	$118,745
Restricted cash	21,619	27,630
Accounts receivable, net of allowance for doubtful accounts (2013 - $8,336; 2012 - $5,947)	81,235	79,401
Receivable from nonconsolidated affiliates	14,369	22,883
Prepaids and other current assets Current assets related to discontinued operations	22,203 312	14,415 1,399

Total current assets	228,299	264,473
Property and equipment, net of accumulated depreciation	183,687	179,922
Goodwill	701,971	706,495
Intangible assets, net of accumulated amortization Deferred debt issue costs	50,926 10,838	48,091 11,131
Investment in and advances to nonconsolidated affiliates	180,618	194,299
Other long-term assets	4,536	2,268
Assets related to discontinued operations	2,128	2,497

Total assets (a)	$1,363,003	$1,409,176

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$21,711	$15,220
Accounts payable	22,911	23,404
Accrued payroll	30,432	19,080
Accrued interest	3,595	13,709
Accrued distributions	24,565	24,805
Payable to nonconsolidated affiliates	65,085	58,926
Deferred income tax liability	639	580
Other current liabilities Current liabilities related to discontinued operations	18,563 298	17,598 456

Total current liabilities	187,799	173,778
Long-term debt, net of current portion	789,202	774,516
Deferred income tax liability	110,975	100,708
Other long-term liabilities	23,111	21,191
Liabilities related to discontinued operations	403	397

Total liabilities (a)	1,111,490	1,070,590

Commitments and contingent liabilities (Note 13)
Noncontrolling interests – redeemable (Note 7)	22,723	21,709

Equity
Surgical Care Affiliates’ equity
Contributed capital	237,816	310,019
Accumulated other comprehensive loss	—	(8,327)
Accumulated deficit	(181,216)	(157,309)

Total Surgical Care Affiliates’ equity	56,600	144,383

Noncontrolling interests – non-redeemable (Note 7)	172,190	172,494

Total equity	228,790	316,877

Total liabilities and equity	$1,363,003	$1,409,176

(a)	Our consolidated assets as of September 30, 2013 and December 31, 2012 include total assets of a variable interest entity (“VIE”) of $44.0 million and $30.2 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of September 30, 2013 and December 31, 2012 include total liabilities of the VIE of $8.1 million and $1.4 million, respectively, for which the creditors of the VIE have no recourse to us. See further description in Note 3, Summary of Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars)

(Unaudited)

	THREE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net operating revenues:
Net patient revenues	$177,686	$173,636
Management fee revenues	13,189	4,395
Other revenues	4,208	2,747

Total net operating revenues	195,083	180,778
Equity in net income of nonconsolidated affiliates	4,105	4,890
Operating expenses:
Salaries and benefits	74,788	59,153
Supplies	42,565	41,030
Other operating expenses	31,080	28,374
Depreciation and amortization Occupancy costs	10,993 6,875	10,076 6,714
Provision for doubtful accounts	3,383	4,161
Loss (gain) on disposal of assets	269	(131)

Total operating expenses	169,953	149,377

Operating income	29,235	36,291
Interest expense	14,527	14,217
Interest income	(50)	(14)
Loss on sale of investments	75	—

Income from continuing operations before income tax expense	14,683	22,088
Provision for income tax expense	5,728	3,992

Income from continuing operations	8,955	18,096
(Loss) income from discontinued operations, net of income tax expense	(255)	1,041

Net income	8,700	19,137

Less: Net income attributable to noncontrolling interests	(21,408)	(22,129)

Net loss attributable to Surgical Care Affiliates	$(12,708)	$(2,992)

Basic and diluted net loss per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(.41)	$(.14)
Discontinued operations attributable to Surgical Care Affiliates	$(.01)	$.04

Net loss per share attributable to Surgical Care Affiliates	$(.42)	$(.10)

Basic and diluted weighted average shares outstanding (in thousands)	30,353	30,343

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars)

(Unaudited)

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net operating revenues:
Net patient revenues	$548,685	$526,512
Management fee revenues	26,220	13,629
Other revenues	10,580	8,797

Total net operating revenues	585,485	548,938
Equity in net income of nonconsolidated affiliates	16,111	16,676
Operating expenses:
Salaries and benefits	202,189	180,112
Supplies	128,242	124,211
Other operating expenses	89,293	89,576
Depreciation and amortization Occupancy costs	31,928 20,378	30,414 19,952
Provision for doubtful accounts	10,364	10,291
Impairment of intangible and long-lived assets	—	434
Loss (gain) on disposal of assets	339	(186)

Total operating expenses	482,733	454,804

Operating income	118,863	110,810
Interest expense	48,817	44,658
Loss from extinguishment of debt	3,800	—
Interest income	(167)	(235)
Loss on sale of investments	1,060	(2,001)

Income from continuing operations before income tax expense	65,353	68,388
Provision for income tax expense	10,163	8,664

Income from continuing operations	55,190	59,724
(Loss) income from discontinued operations, net of income tax expense	(4,237)	(4,113)

Net income	50,953	55,611

Less: Net income attributable to noncontrolling interests	(74,860)	(68,860)

Net loss attributable to Surgical Care Affiliates	$(23,907)	$(13,249)

Basic and diluted net loss per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(.67)	$(.32)
Discontinued operations attributable to Surgical Care Affiliates	$(.12)	$(.12)

Net loss per share attributable to Surgical Care Affiliates	$(.79)	$(.44)

Basic and diluted weighted average shares outstanding (in thousands)	30,347	30,338

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED SEPTEMBER 30
	2013	2012
Net income	$8,700	$19,137
Other comprehensive (loss) income:
Unrealized loss on interest rate swap	—	(2,328)
Amounts reclassified from accumulated other comprehensive loss	—	1,810

Total other comprehensive income (loss)	—	(518)
Comprehensive income	8,700	18,619
Comprehensive income attributable to noncontrolling interests	(21,408)	(22,129)

Comprehensive loss attributable to Surgical Care Affiliates	$(12,708)	$(3,510)

	NINE-MONTHS ENDED SEPTEMBER 30
	2013	2012
Net income	$50,953	$55,611
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swap	847	(5,116)
Amounts reclassified from accumulated other comprehensive loss	7,480	5,351

Total other comprehensive income	8,327	235
Comprehensive income	59,280	55,846
Comprehensive income attributable to noncontrolling interests	(74,860)	(68,860)

Comprehensive loss attributable to Surgical Care Affiliates	$(15,580)	$(13,014)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U. S. dollars)

(Unaudited)

		Accumulated Other		Total Surgical Care	Noncontrolling
	Contributed	Comprehensive	Accumulated	Affiliates	Interests-	Total
	Capital	Loss	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2011	$313,781	$(9,313)	$(137,299)	$167,169	$135,417	$302,586
Net (loss) income	—	—	(13,249)	(13,249)	50,579	37,330
Other comprehensive income	—	235	—	235	—	235
Stock compensation	1,260	—	—	1,260	—	1,260
Net change in equity related to purchase/(sale) of ownership interests	(3,127)	—	—	(3,127)	10,503	7,376
Change in distribution accrual	—	—	—	—	(300)	(300)
Distributions to noncontrolling interests	—	—	—	—	(52,461)	(52,461)

Balance at September 30, 2012	$311,914	$(9,078)	$(150,548)	$152,288	$143,738	$296,026

		Accumulated Other		Total Surgical Care	Noncontrolling
	Contributed	Comprehensive	Accumulated	Affiliates	Interests-	Total
	Capital	Loss	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2012	$310,019	$(8,327)	$(157,309)	$144,383	$172,494	$316,877
Member Distributions	(74,615)	—	—	(74,615)		(74,615)
Net (loss) income	—	—	(23,907)	(23,907)	54,581	30,674
Other comprehensive income	—	8,327	—	8,327	—	8,327
Stock compensation	2,093	—	—	2,093	—	2,093
Net change in equity related to purchase of ownership interests	319	—	—	319	2,123	2,442
Contributions from noncontrolling interests	—	—	—	—	1,413	1,413
Change in distribution accrual	—	—	—	—	255	255
Distributions to noncontrolling interests	—	—	—	—	(58,676)	(58,676)

Balance at September 30, 2013	$237,816	$—	$(181,216)	$56,660	$172,190	$228,790

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U. S. dollars)

(Unaudited)

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from operating activities

Net income	$50,953	$55,611
Loss from discontinued operations	4,237	4,113
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	10,364	10,291
Depreciation and amortization	31,928	30,414
Amortization of deferred issuance costs	2,908	2,235
Impairment of long-lived assets	—	434
Realized loss (gain) on sale of investments	1,060	(2,001)
Loss (gain) on disposal of assets	339	(186)
Equity in net income of nonconsolidated affiliates	(16,111)	(16,676)
Distributions from nonconsolidated affiliates	38,662	30,142
Deferred income tax	10,326	8,884
Stock compensation	2,093	1,260
Loss on de-designation and change in fair value of interest rate swap	8,140	—
Loss on extinguishment of debt	3,800	—
Payment of deferred interest	(14,785)	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	(11,278)	(8,043)
Other assets	2,745	(8,549)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(615)	(2,398)
Accrued payroll	10,609	614
Accrued interest	(10,114)	(7,892)
Other liabilities	11,186	25,568
Other, net	(4,189)	1,836
Net cash used in operating activities of discontinued operations	(1,499)	(3,722)

Net cash provided by operating activities	130,759	121,935

Cash flows from investing activities
Capital expenditures	(26,248)	(20,786)
Proceeds from disposal of assets	1,673	3,006
Proceed from sale of business	—	2,795
Proceeds from sale of equity interests of nonconsolidated affiliates	4,587	—
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	2,069	4,250
Decrease in cash related to conversion of consolidated affiliates to equity interests	(116)	(763)
Increase in cash related to conversion of equity method affiliates to consolidated affiliates	—	50
Net change in restricted cash	5,298	2,009
Net settlements on interest rate swap	(2,529)	(5,291)
Business acquisitions, net of cash acquired $1,179	(21,321)	—
Purchase of equity interests in nonconsolidated affiliates	(150)	(3,302)
Net cash provided by investing activities of discontinued operations	13	212

Net cash used in investing activities	$(36,724)	$(17,820)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of U.S. dollars)

(Unaudited)

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from financing activities
Borrowings under line of credit arrangements and long term debt, net of issuance costs	$410,960	$3,442
Payment of debt acquisition costs	(5,700)	—
Principal payments on line of credit arrangements and long-term debt	(374,465)	(6,271)
Principal payments under capital lease obligations	(5,328)	(4,528)
Distributions to noncontrolling interests of consolidated affiliates	(79,209)	(69,779)
Contributions from noncontrolling interests of consolidated affiliates	2,417	—
Proceeds from sale of equity interests of consolidated affiliates	4,115	5,727
Repurchase of equity interests of consolidated affiliates	(2,771)	(2,257)
Distributions to unit holders	(74,615)
Other	356	—

Net cash used in financing activities	(124,240)	(73,666)

Change in cash and cash equivalents	(30,205)	30,449
Cash and cash equivalents at beginning of period	118,745	71,276
Cash and cash equivalents of discontinued operations at beginning of period	51	105
Less: Cash and cash equivalents of discontinued operations at end of period	(30)	(34)

Cash and cash equivalents at end of period	$88,561	$101,796

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$9,261	$5,369
Net investment in consolidated affiliates that became equity method facilities	5,356	901
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	226	865
Conversion of equity method affiliate to consolidated affiliate financed through the issuance of debt	—	7,221
Purchase of equity interest in a nonconsolidated affiliate financed via withheld distributions from a separate nonconsolidated affiliate	—	1,691

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc., a Delaware corporation, was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation on October 30, 2013. Pursuant to the conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc. at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted share of Surgical Care Affiliates, Inc.

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. For all periods covered by our financial statements, we were a Delaware limited liability company named ASC Acquisition LLC. As of September 30, 2013, the Company operated in 34 states and had an interest in and/or operated 168 ASCs, five surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana and Texas. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the nine-months ended September 30, 2013, our portfolio of facilities changed as follows:

•	we acquired a controlling interest in one ASC , which we consolidate;

•	we deconsolidated two ASCs (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method investment);

•	we acquired a noncontrolling interest in five ASCs and one surgical hospital that we hold as equity method investments;

•	we placed two de novo ASCs into operations, one of which we consolidate and one we hold as an equity investment;

•	we closed a consolidated ASC;

•	we terminated a management agreement with a managed-only ASC, in which we held no equity interests; and

•	we entered into agreements to manage nineteen ASCs and one sleep center with 11 locations.

Business Structure

We operate our facilities through strategic relationships with approximately 2,000 physician partners and often with healthcare systems that have strong local market positions and we believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships or limited liability companies (“LLC”) in which the Company serves as the general partner, limited partner, managing member or member. We account for our 174 facilities as follows:

AS OF SEPTEMBER 30, 2013
Consolidated facilities	86
Equity method facilities	61
Managed only facilities	27

Total facilities	174

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions for Form 10-Q, Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and the SEC’s regulations for interim financial information. Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2012 consolidated financial statements included in our final Prospectus filed with the SEC on October 30, 2013 pursuant to Rule 424(b).

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS AND CLOSURES

Acquisitions

In April 2013, we invested in an ASC for total consideration of $4.0 million. This ASC is consolidated (as part of the future JV, as further described in Note 3) as a VIE in which we are the primary beneficiary. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Property and equipment	$2,971
Goodwill	679
Intangible assets	350

Total assets	$4,000

Liabilities

Total liabilities	$—

In June 2013, we acquired 100% of the interest in Health Inventures, LLC (“HI”), a surgical and physician services company, for total consideration of $18.5 million. $9.6 million of the consideration was paid to the sellers in cash; the remaining amount, $8.9 million, was placed into escrow as contingent consideration. The amount payable as contingent consideration depends upon the successful continuation and/or renewal of certain management agreement contracts held by HI and, in the case of renewals, will be determined by comparing the contract revenue prior to renewal against the expected contract revenue after renewal. The undiscounted range of amounts that could be paid as contingent consideration is zero to $8.9 million. As of the acquisition date and September 30, 2013, approximately $7.2 million of contingent consideration was recognized. In the transaction, we acquired HI’s ownership interests in four ASCs and one surgical hospital and management agreements with 19 affiliated facilities.

The HI amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$1,179
Accounts receivable	2,130
Other current assets	400

Total current assets	3,709

Property and equipment	584
Goodwill	2,269
Intangible assets	7,605
Investment in and advances to nonconsolidated affiliates	4,360

Total assets	$18,527

Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,742

Total current liabilities	1,742

Total liabilities	$1,742

The HI goodwill and intangible assets are expected to be fully deductible for tax purposes. The HI purchase price allocation is preliminary and subject to adjustment.

Also during the nine-month period ended September 30, 2013, we acquired a noncontrolling interest in a surgery center in Newport Beach, California and acquired a management agreement with a surgery center in Fountain Valley, California for an immaterial amount of consideration.

Deconsolidations, Closures and Sale

During the nine-month period ended September 30, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest, and transferred certain control rights, to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Loss (gain) on sale of investments in the accompanying condensed consolidated statements of operations. In the other transaction, we transferred certain control rights to partners in the entity. We retained a noncontrolling interest in this affiliate. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statements of operations.

During the nine-month period ended September 30, 2012, we completed one deconsolidation transaction. In the transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $4.3 million and recorded a pre-tax gain of approximately $2.0 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The gain on this transaction is recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

Fair values for the retained noncontrolling interests are primarily estimated based on third party valuations we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling equity interest sold. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

During the nine-month period ended September 30, 2013, we closed one facility. We recorded a pre-tax loss of approximately $1.5 million as a result of the closure. The loss on the transaction is recorded in the Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.

During the nine-month period ended September 30, 2012, we closed two facilities. We recorded a pre-tax loss of approximately $3.2 million as a result of the closures. The loss on these transactions is recorded in the Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations. We also wrote off approximately $2.2 million of goodwill related to one closure.

During the nine-month period ended September 30, 2012, we sold all of our interest in one ASC. We recorded a pre-tax gain of approximately $1.5 million as a result of the sale. The gain on this transaction is recorded in the Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

We evaluate partially owned subsidiaries and joint ventures held in partnership form using authoritative guidance, which includes a framework for evaluating whether a general partner(s) or managing member(s) controls an affiliate and therefore should consolidate it. The framework includes the presumption that general partner or managing member control would be overcome only when the limited partners or members have certain rights. Such rights include the right to dissolve or liquidate the LP, limited liability partnership (“LLP”) or LLC or otherwise remove the general partner or managing member “without cause,” or the right to effectively participate in significant decisions made in the ordinary course of business of the LP, LLP or LLC. To the extent that any noncontrolling investor has rights that inhibit our ability to control the affiliate, including substantive veto rights, we do not consolidate the affiliate.

We use the equity method to account for our investments in affiliates with respect to which we do not have control rights but have the ability to exercise significant influence over operating and financial policies. Assets, liabilities, revenues and expenses are reported in the respective detailed line items on the consolidated financial statements for our consolidated affiliates. For our equity method affiliates, assets and liabilities are reported on a net basis in Investment in and advances to nonconsolidated affiliates on the consolidated balance sheets, and revenues and expenses are reported on a net basis in Equity in net income of nonconsolidated affiliates on the condensed consolidated statements of operations. This difference in accounting treatment of equity method affiliates impacts certain financial ratios of the Company.

Variable Interest Entities

In order to determine if we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary.

In 2012, the Company entered into a transaction whereby we transferred our interest in two consolidated facilities and cash to an entity (the “future JV”) wholly owned by a health system in exchange for a promissory note. Concurrently, the health system transferred its interest in a facility it controlled to the future JV. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the future JV. The promissory note contains a conversion feature that allows us to convert the promissory note to a 49% equity interest in the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We also entered into management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the future JV is a VIE for which we are the primary beneficiary. We consolidated the future JV as of October 1, 2012.

The carrying amounts and classifications of the assets and liabilities of the future JV, which are included in our September 30, 2013 and December 31, 2012 consolidated balance sheets, were as follows:

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Assets
Current assets
Accounts receivable, net	$3,767	$1,867
Other current assets	9,613	4,635

Total current assets	13,380	6,502

Property and equipment, net	12,630	5,630
Goodwill	12,831	12,265
Intangible assets	5,205	5,792

Total assets	$44,046	$30,189

Liabilities
Current liabilities
Accounts payable and other current liabilities	$4,357	$1,348

Total current liabilities	4,357	1,348

Other long-term liabilities	3,775	88

Total liabilities	$8,132	$1,436

The assets of the consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to us.

Investment in and Advances to Nonconsolidated Affiliates

Investments in entities we do not control, but in which we have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and distributions received, amortization of definite lived intangible assets attributable to equity method investments and impairment losses resulting from adjustments to the carrying value of the investment. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

Reclassifications and Revisions

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold, which qualify for reporting as discontinued operations.

During the third quarter of 2013, we recorded an adjustment increasing Interest expense by approximately $2.2 million related to the correction of an under-accrual of Interest expense during the second quarter of 2013. We do not believe this adjustment is material to either our current period financial statements or our previously issued financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
In thousands	2013	2012	2013	2012
Weighted average shares outstanding	30,353	30,343	30,347	30,338
Dilutive effect of equity-based compensation plans	—	—	—	—

Weighted average shares outstanding, assuming dilution	30,353	30,343	30,347	30,338

The shares used reflect the conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average shares outstanding computation are excluded. The excluded shares for the three-months ended September 30 are as follows: 2013 — 989,000 and 2012 — 354,000. The excluded shares for the nine-months ended September 30 are as follows: 2013 — 686,000 and 2012 — 339,000.

Reportable Segments

We have four operating segments, which combine into one reportable segment. Our four operating segments are generally organized geographically. For reporting purposes, we have combined our operating segments into one reportable segment as the nature of the services are similar and the businesses exhibit similar economic characteristics, processes, types and classes of customers, methods of service delivery and distribution and regulatory environments.

Distribution

On September 16, 2013, we declared a cash distribution of approximately $0.24 per outstanding membership unit, resulting in a total distribution to our membership unit holders of $74.9 million. The distribution was payable promptly after the date it was declared. In addition, on September 16, 2013, the board of directors of SCA resolved to pay a cash bonus to eligible holders of vested options and restricted equity units of approximately $0.24 per vested option or restricted equity unit, as applicable, resulting in a total bonus payment of $4.6 million, and to adjust downward the exercise price of any such holder’s unvested options by approximately $0.24 per unvested option. The cash bonus payment was recorded as compensation expense in the third quarter of 2013. In addition, we will record stock compensation expense over the remaining vesting periods related to the adjustment to unvested options.

Recent Revisions to Authoritative Guidance

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to include reclassification adjustments for items that are reclassified from other comprehensive income to net income in a single note or on the face of the financial statements. The amendment was effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. The following table shows changes in the carrying amount of goodwill for the nine-months ended September 30, 2013:

Balance at December 31, 2012	$706,495
Acquisitions (see Note 2)	2,983
Deconsolidation (see Note 2)	(7,351)
Other	(156)

Balance at September 30, 2013	$701,971

NOTE 5 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net operating revenues:
Net patient revenues	$152,617	$113,730	$415,970	$345,118
Other revenues	1,326	433	3,763	2,370

Total net operating revenues	153,943	114,163	419,733	347,488
Operating expenses:
Salaries and benefits	34,048	26,770	93,468	81,163
Supplies	26,136	19,064	70,446	57,404
Other operating expenses	30,569	25,202	85,247	73,594
Depreciation and amortization	4,698	3,534	12,544	10,380

Total operating expenses	95,451	74,570	261,705	222,541

Operating income	58,492	39,593	158,028	124,947
Interest expense, net of interest income	516	387	1,185	1,159
Loss on sale of investments	—	—	21	—

Income from continuing operations before income tax expense	$57,976	$39,206	$156,822	$123,788

Net income	$57,964	$39,188	$156,777	$123,745

During the three- and nine-months ended September 30, 2013, we recorded $7.9 million and $17.9 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. During the three- and nine-months ended September 30, 2012, we recorded $5.1 million and $15.2 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

NOTE 6 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	As of
	September 30, 2013	December 31, 2012
Bonds payable
Class B Term Loan due 2017	214,980	216,634
Class C Term Loan due 2018	389,025	—
Discount of Class C Term Loan	(901)	—
Class A Term Loan due 2014	—	118,970
Incremental Term Loan due 2018	—	98,500
Discount of Incremental Term Loan	—	(786)
10.0% Senior Subordinated Notes due 2017	150,000	150,000
8.875% Senior PIK-election Notes due 2015	—	164,785
Notes payable to banks and others	38,880	24,338
Capital lease obligations	18,929	17,295

	810,913	789,736
Less: Current portion	(21,711)	(15,220)

Long-term debt, net of current portion	$789,202	$774,516

Senior Subordinated Notes and Senior PIK-election Notes

At September 30, 2013, we had $150.0 million of debt outstanding under our Senior Subordinated Notes due July 15, 2017 (“Senior Subordinated Notes”) at a fixed interest rate of 10.0%.

In connection with the amendment to the Credit Facility in the second quarter of 2013, on June 14, 2013 we extinguished the Senior PIK-election Notes at par, including a payment of accrued interest through July 15, 2015.

The Senior Subordinated Notes are unsecured senior subordinated obligations of SCA and Surgical Holdings, Inc., as co-issuer (the “Co-Issuer”); however, the Senior Subordinated Notes are guaranteed by certain of SCA’s current and future direct 100% owned domestic subsidiaries. Additionally, the indenture (the “Indenture”) pursuant to which the Senior Subordinated Notes were issued contains various restrictive covenants, including covenants that generally limit SCA’s ability and the ability of its restricted subsidiaries to borrow money or guarantee other indebtedness, incur liens, make certain investments, sell assets or pay dividends. The Company believes SCA and the Co-Issuer were in compliance with these covenants as of September 30, 2013.

Senior Secured Credit Facility (“Credit Facility”)

With respect to the Credit Facility, as of September 30, 2013, we had $604.0 million outstanding under the senior secured term loan facility consisting of the following:

•	$215.0 million under the Class B Term Loan (as defined herein) due December 30, 2017. The interest rate on the Class B Term Loan was 4.25% at September 30, 2013.

•	$389.0 million under the Class C Term Loan (as defined herein) due June 30, 2018. The interest rate on the Class C Term Loan was 4.25% at September 30, 2013.

We must repay the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining amount payable in full on the maturity date noted above.

Borrowings under each portion of the Credit Facility bear interest at a base rate or at the London interbank market for the interest period relevant to such borrowings (“LIBOR”), as elected by SCA, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. The below table outlines the applicable margin for each portion of the Credit Facility.

Facility	Applicable Margin (per annum)
	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%) depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%) depending upon the total leverage ratio

There was no outstanding balance under the senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of September 30, 2013 or December 31, 2012. As of September 30, 2013 the Revolver has a capacity of $132.3 million under the Class B revolver with a maturity date of June 30, 2016.

On June 29, 2013, our Class A Revolving Credit Facility was terminated after we decided not to renew such revolving credit facility given that we believe we have sufficient available borrowing capacity for our operations under our Class B Revolving Credit Facility.

Any utilization of the Class B Revolving Credit Facility (other than issuances of up to an aggregate of $5.0 million of letters of credit) will be subject to compliance with a total leverage ratio test. At September 30, 2013, we had approximately $1.7 million in such letters of credit outstanding.

2013 Amendment to the Credit Facility

In the second quarter of 2013, we amended our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Class C Term Loan Facility (“Class C Term Loan”) of $389.0 million ($388.1 million, net of discount) as of September 30, 2013. The Class C Term Loan will mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish the PIK-election Notes, the Class A Term Loan and the Incremental Term Loan. The applicable margin for borrowings under the Class C Term Loan is (i) 2.25% with respect to base rate borrowings (with a base rate floor of 2.00%) and (ii) 3.25% with respect to LIBOR borrowings (with a LIBOR floor of 1.00%). The interest rate on the Class C Term Loan was 4.25% at September 30, 2013. Until maturity, quarterly amortization payments will be made in an amount equal to 0.25% of the original principal amount of the Class C Term Loan.

In connection with the settlement of existing debt due to Class C Term Loan, we incurred a loss on extinguishment of debt of $3.8 million.

The Credit Facility is guaranteed by the Company and certain of SCA’s direct 100% owned domestic subsidiaries (the “guarantors”), subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all equity interests of SCA and of each 100% owned domestic subsidiary directly held by SCA or a guarantor. Additionally, the Credit Facility contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness, including the Senior Subordinated Notes described above. In addition, the Credit Facility generally restricts SCA and SCA’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes it and SCA were in compliance with these covenants as of September 30, 2013.

Interest Rate Swaps

The Company utilizes an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit its exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At December 31, 2012, interest rate swaps on $240.0 million of the $335.6 million Class A and Class B Term Loans remained outstanding. As a result of the amendment to the Credit Facility, we de-designated the cash flow hedging instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to be reclassified to Interest expense.

The following table presents changes in the components of Accumulated other comprehensive loss, net of related income tax effects:

NINE-MONTHS ENDED SEPTEMBER 30, 2013
Balance at Beginning of Period	$(8,327)
Other comprehensive income before reclassifications	847
Amounts reclassified from accumulated other comprehensive loss	7,480

Balance at End of Period	$—

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swaps and the period remaining until the expiration of the swap, with an offsetting adjustment reported as Interest expense on the Company’s condensed consolidated statements of operation. At December 31, 2012, gross liabilities in the amount of $2.2 million were included in Other current liabilities, and $3.3 million and $3.9 million were included in Other long-term liabilities at September 30, 2013 and December 31, 2012, respectively, in the condensed consolidated balance sheets based on the fair value of the derivative instruments. No gross liabilities were included in Other current liabilities as of September 30, 2013 in the condensed consolidated balance sheets. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the nine-months ended September 30, 2013, the liability related to the swaps decreased by $2.8 million. The decrease was due to swap settlements and the change in fair value resulting in a $2.2 million decrease in Other current liabilities and a $0.6 million decrease in Other long-term liabilities. During the three month period ended September 30, 2013, the Company recorded losses of approximately $0.5 million within Interest expense due to changes in fair value of derivative instruments. During the nine month period ended September 30, 2013, the Company recorded losses of approximately $8.1 million within Interest expense due to the de-designation of interest rate swaps and subsequent changes in fair value of derivative instruments.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. The Company previously designated its interest rate swaps as a cash flow hedge; however, as noted above, the interest rate swaps were de-designated as hedges in the second quarter of 2013.

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparty to our interest rate swaps using publicly available information, as well as qualitative inputs, as of September 30, 2013. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 7 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net loss from continuing operations, net of tax, attributable to Surgical Care Affiliates	$(12,453)	$(4,033)	$(19,670)	$(9,136)
Net (loss) income from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(255)	1,041	(4,237)	(4,113)

Net loss, net of tax, attributable to Surgical Care Affiliates	$(12,708)	$(2,992)	$(23,907)	$(13,249)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net loss attributable to Surgical Care Affiliates	$(12,708)	$(2,992)	$(23,907)	$(13,249)
Decrease in equity due to sales to noncontrolling interests	(607)	(2,214)	(684)	(4,664)
(Decrease) increase in equity due to purchases from noncontrolling interests	974	(173)	1,065	1,063

Change from net loss attributable to Surgical Care Affiliates and transfers to /from noncontrolling interests	$(12,341)	$(5,379)	$(23,526)	$(16,850)

Certain of the Company’s noncontrolling interests have industry specific redemption features whereby the Company could be obligated, under the terms of certain of its operating subsidiaries’ partnership and operating agreements, to purchase some or all of the noncontrolling interests of the consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as Noncontrolling interests-redeemable on the Company’s condensed consolidated balance sheets.

The activity relating to the Company’s noncontrolling interests—redeemable is summarized below:

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Balance at Beginning of Period	$21,709	$20,215
Net income attributable to noncontrolling interests	20,279	18,281
Net change related to purchase of ownership interests	280	309
Contributions from noncontrolling interests	1,004	—
Change in distribution accrual	(16)	(306)
Distributions to noncontrolling interests	(20,533)	(17,318)

Balance at End of Period	$22,723	$21,181

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of the authoritative guidance for fair value measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.

The fair value of an asset or liability is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As a basis for considering assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques, as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	September 30, 2013
	Fair Value Measurements Using			Total Assets/Liabilities at Fair Value	Valuation Technique[1]
	Level 1	Level 2	Level 3
Assets
Other long-term assets	$—	$—	$1.7	$1.7	I

Total assets	$—	$—	$1.7	$1.7

Liabilities
Other current liabilities	$—	$—	$—	$—	I
Other long-term liabilities	—	3.3	$—	3.3	I

Total liabilities	$—	$3.3	$—	$3.3

	December 31, 2012
	Fair Value Measurements Using				Valuation
	Level 1	Level 2	Level 3	Total	Technique[1]
Liabilities
Other current liabilities	$—	$2.2	$—	$2.2	I
Other long-term liabilities	—	3.9	$—	3.9	I

Total liabilities	$—	$6.1	$—	$6.1

[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at September 30, 2013 and December 31, 2012.

Contingent Consideration

As further described in Note 2, $8.9 million of the HI consideration was placed into escrow as contingent consideration. The amount payable as contingent consideration depends upon the successful continuation and/or renewal of certain management agreement contracts held by HI and, in the case of renewals, will be determined by comparing the contract revenue prior to renewal against the expected contract revenue after renewal. As of the acquisition date, approximately $7.2 million of contingent consideration was recognized. There were no changes in the recognized amount of contingent consideration or the undiscounted range of amounts that could be paid as contingent consideration from the acquisition date to September 30, 2013.

Level 3 Disclosures for Recurring Measurements

The following table provides quantitative information associated with the fair value measurement of our recurring Level 3 inputs (in millions):

Level 3 Contingent Consideration	Level 3 Assets as of September 30, 2013	Significant Unobservable Input		Range of Inputs	Weighted Average
Income Approach	$ 1.7	Probabilities of retention of management contracts	(a)	10% - 100%	80%

(a)	The fair value of adjustment to the contingent consideration is based on a formula driven threshold contract value set at the time of the HI transaction. The threshold contract value is a function of revenue and probability of retention of each contract over 12 to 18 months from the transaction date. Significant increases or decreases in any of the probabilities of renewal would result in a significantly lower or higher fair value measurement, respectively.

The following table provides a roll-forward of the recurring fair value balance that used Level 3 inputs (in millions):

Contingent Consideration
Beginning balance as of December 31, 2012	$—
Addition of contingent consideration asset	1.7

Ending balance as of September 30, 2013	$1.7

Nonrecurring Measurements

Where applicable, on a nonrecurring basis, we measure property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates and assets and liabilities of discontinued operations at fair value. The fair values of our property and equipment and other intangible assets are determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair value of our goodwill is determined using discounted cash flows, and, when available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. Goodwill is tested for impairment as of October 1 of each year, absent any interim impairment indicators.

An impairment charge of $1.5 million was recorded during the nine-months ended September 30, 2013 for an investment in a nonconsolidated affiliate. In conjunction with the deconsolidation of this affiliate (as described in Note 2), we adjusted the investment to fair value. The fair value of the investment in the nonconsolidated affiliate was determined based on the estimated fair value using valuations techniques that included recent market transactions

Also during the three- and nine- months ended September 30, 2013 an impairment charge of $1.2 million was recorded for an investment in a nonconsolidated affiliate due to the decline of future cash flows of such nonconsolidated affiliate that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

The investment in nonconsolidated affiliate measured at fair value on a nonrecurring basis is as follows (in millions of U.S. dollars):

		Fair Value Measurements Using
September 30, 2013	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Investment in nonconsolidated affiliate	$1.3	—	—	$1.3	$1.2

June 30, 2013	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Investment in nonconsolidated affiliate	$2.9	—	—	$2.9	$1.5

The inputs used by the Company in estimating the value of Level 3 Investment in nonconsolidated affiliate may include the weighted average cost of capital (“WACC”), revenue growth rates and exit price. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding the significant unobservable input used in the estimation of Level 3 fair value measurement.

Level 3 Investment in nonconsolidated affiliate	Level 3 Assets as of September 30, 2013	Significant Unobservable Inputs	Range of Inputs
Income Approach	$ 1.3	WACC	11.4%
		Revenue growth rates	2.9% - 5.7%

Level 3 Investment in nonconsolidated affiliate	Level 3 Assets as of June 30, 2013	Significant Unobservable Input			Range of Inputs
Market Approach	$2.9	Exit price	(a	)	$2.9

(a)	The exit price was determined using the amount stated in a firm offer letter for the investment.

An impairment charge of $0.4 million was recorded during the nine-months ended September 30, 2012 for intangible and long-lived assets. Facilities experiencing declining trends of earnings from operations or triggering events, such as the loss of significant case volume or increased local competition, resulted in the impairment charge recorded in 2012. No impairment charges for property and equipment were recorded during the three- and nine- months ended September 30, 2013. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using valuations techniques that included third-party appraisals.

Property and equipment measured at fair value on a nonrecurring basis are as follows (in millions of U.S. dollars):

		Fair Value Measurements Using
March 31, 2012	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Property and equipment	$0.9	—	—	$0.9	$0.4

The inputs used by the Company in estimating the value of Level 3 Property and equipment include the replacement cost per square foot, depreciation percentage and market price per square foot. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding significant unobservable inputs used in the estimation of Level 3 fair value measurement.

Level 3 Property and equipment	Level 3 Assets as of March 31, 2012	Significant Unobservable Input			Range of Inputs	Weighted Average
Market Approach	$0.9	Price per square foot	(a	)	$109	$109

(a)	Price per square foot is multiplied times the total square footage of a facility to determine the approximate market value.

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our condensed consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our condensed consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics of those issues, including short-term maturities, call features and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in level 2 of the fair value hierarchy.

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements (includes short-term component)	$3,263	$3,263	$6,105	$6,105
Long-term debt:
Advances under $132.3 million Class B Revolving Credit Facility	$—	$—	$—	$—
Class A Term Loan due 2014	—	—	118,970	118,673
Class B Term Loan due 2017	214,980	214,980	216,634	215,280
Class C Term Loan due 2018	389,025	386,350	—	—
Incremental Term Loan due 2018	—	—	98,500	98,500
8.875%/9.625% Senior PIK-Election Notes due 2015	—	—	164,785	167,119
10% Senior Subordinated Notes due 2017	150,000	155,719	150,000	157,313
Notes payable to banks and others	38,880	38,880	24,338	24,338
Financial commitments	$—	$—	$—	$—

NOTE 9 — EQUITY-BASED COMPENSATION

In conjunction with our conversion to a Delaware corporation on October 30, 2013 (see Note 1), every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc. at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted equity share of Surgical Care Affiliates, Inc. All information in this Quarterly Report on Form 10-Q is presented giving effect to the conversion.

On September 16, 2013, our board of directors accelerated the vesting of 806,303 performance-based options. This modification was a “probable-to-probable” modification under the authoritative guidance. As a result of the acceleration, the Company recognized $0.8 million of additional stock-based compensation expense in the three-months ended September 30, 2013. The additional expense represents the incremental fair value as a result of the modification.

Also on September 16, 2013, our board of directors resolved to pay a cash bonus of $2.46 per vested option and adjust downward the exercise price of all unvested options by approximately $2.46 per unvested option. As such the Company recorded additional compensation expense of $4.6 million during the three- and nine-months ended September 30, 2013. We will record stock-based compensation expense over the remaining vesting periods related to the adjustment to unvested options. This modification was a “probable-to-probable” modification under the authoritative guidance. We will record $1.6 million of additional stock-based compensation expense over remaining vesting periods of the modified options.

Information pertaining to share-based activity during the three- and nine- months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three-months Ended		Nine-months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense	$1,664	$459	$2,093	$1,260

As of September 30, 2013, the Company had total unrecognized compensation cost of approximately $7.9 million related to non-vested awards, which the Company expects to recognize through 2017 and over a weighted average period of 2.7 years.

A summary of the status of non-vested restricted shares at September 30, 2013 and changes during the nine-months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested shares at December 31, 2012	19,712	$10.63
Shares granted	51,417	22.93
Shares vested	(16,685)	10.63

Non-vested shares at September 30, 2013	54,444	$22.93

A summary of stock option activity for the nine-months ended September 30, 2013 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2012	2,387,646	$11.00	5.72

Outstanding at September 30, 2013	2,996,101	$11.27	5.89

Vested at September 30, 2013	1,958,827	$11.30	5.72

NOTE 10 — INCOME TAXES

The provision for income tax expense for the three-months ended September 30, 2013 includes the following: (1) current income tax expense of $0.2 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $5.5 million attributable to the tax amortization of goodwill that is not amortized for book purposes.

The provision for income tax expense for the nine-months ended September 30, 2013 includes the following: (1) current income tax expense of $0.5 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $9.7 million attributable to the tax amortization of goodwill that is not amortized for book purposes.

The provision for income tax expense for the three-months ended September 30, 2012 includes the following: (1) current income tax expense of $0.1 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $3.9 million attributable to the tax amortization of goodwill that is not amortized for book purposes.

The provision for income tax expense for the nine-months ended September 30, 2012 includes the following: (1) current income tax expense of $0.3 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $8.4 million attributable to the tax amortization of goodwill that is not amortized for book purposes.

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. We currently have a full valuation allowance against net deferred tax assets, other than the deferred tax liability resulting from the amortization of goodwill, which is considered an indefinite-lived intangible. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of September 30, 2013. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

NOTE 11 — DISCONTINUED OPERATIONS

The Company has closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net operating revenues	$589	$3,094	$2,399	$11,810
Gain (loss) on sale of investments or closures	24	1,351	(2,226)	(1,858)
Costs and expenses	(716)	(3,494)	(3,772)	(13,484)

(Loss) income from discontinued operations	(103)	951	(3,599)	(3,532)
Income tax (expense) benefit	(152)	90	(638)	(581)

Net (loss) income from discontinued operations	$(255)	$1,041	$(4,237)	$(4,113)

The assets and liabilities related to discontinued operations consist of the following:

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Assets
Current assets
Accounts receivable, net	$204	$1,162
Other current assets	108	237

Total current assets	312	1,399

Property and equipment, net	1,897	2,263
Other long term assets	231	234

Total assets	$2,440	$3,896

Liabilities
Current liabilities
Accounts payable and other current liabilities	$298	$456

Total current liabilities	298	456

Other long-term liabilities	403	397

Total liabilities	$701	$853

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG Global LLC and its affiliates (“TPG”), our majority owner, of $0.5 million and $1.5 million during the three- and nine-months ended September 30, 2013 and 2012, respectively. In connection with the completion of our initial public offering (see Note 14), the Company will no longer pay management fees to TPG Capital Management, L.P. and the related management services agreement has been terminated.

In connection with the amendment of our Amended Credit Agreement on May 8, 2013, TPG Capital BD, LLC, an affiliate of TPG, our majority owner, served as an arranger for purposes of the amendment and was paid an arrangement fee in the amount of $0.5 million during the nine-months ended September 30, 2013. In addition, TPG Capital BD, LLC participated as an underwriter underwriting the shares of our common stock in connection with our initial public offering of common stock and was paid an underwriting discount of approximately $0.7 million by us and the selling stockholders.

Certain directors of the Company have received options to purchase membership units of the Company under the Directors Plan as part of their compensation for service on SCA’s Board and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three- and nine-month periods ended September 30, 2013 and 2012.

The law firm of Bradley Arant Boult Cummings LLP provided certain legal services to us. We paid approximately $0.4 million and $0.3 million to this law firm during the three-months ended September 30, 2013 and 2012, and approximately $1.0 million and $0.6 million during the nine-months ended September 30, 2013 and 2012, respectively, for such legal services. The spouse of one of our executive officers, Richard Sharff, is a partner of this law firm.

NOTE 13 — COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations from time to time. As a result, we expect that various lawsuits, claims and legal and regulatory proceedings may be instituted or asserted against us, including, without limitation, employment-related claims and medical negligence claims. Additionally, governmental agencies often possess a great deal of discretion to assess a wide range of monetary penalties and fines. We record accruals for contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. The outcome of any current or future litigation or governmental or internal investigations, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position and cash flows and may affect our reputation.

On May 5, 2006, Dr. Hansel DeBartolo filed a lawsuit captioned DeBartolo, et al. v. HealthSouth Corporation et al, in the United States District Court for the Northern District of Illinois, Eastern Division, against Joliet Surgery Center Limited Partnership (the “Partnership”), the general partner of that Partnership, Surgicare of Joliet, Inc., and its then-parent, HealthSouth Corporation, for a declaratory judgment and an injunction relating to the forced repurchase of his partnership interest (the “Federal Court Action”). We agreed to take responsibility from HealthSouth Corporation (our parent until SCA was purchased by ASC Acquisition LLC) regarding this matter. Dr. DeBartolo claimed that the partnership agreement’s requirement that an investor in a surgical center perform one-third of his surgical procedures at the center violates the federal Anti-Kickback Statute and its underlying federal policy, and he sought an order prohibiting the repurchase of his partnership interest. After the trial court dismissed the case by holding that no private cause of action exists under the Anti-Kickback Statute, Dr. DeBartolo appealed to the Seventh Circuit Court of Appeals, which directed the trial court to dismiss the case because the Federal courts did not have jurisdiction over the subject matter involved. On February 8, 2010, Dr. DeBartolo filed a lawsuit in the Twelfth Judicial Circuit Court, Will County, Illinois making the same claim and seeking the same relief as he sought in the Federal Court Action. At this time we cannot predict the outcome of this proceeding, but we intend to vigorously defend against Dr. DeBartolo’s claims.

Risk Insurance

Risk insurance for SCA and most of our facilities is provided through SCA’s risk insurance program. We insure a substantial portion of our professional liability, general liability and workers’ compensation risks through low deductible, fully insured programs through unrelated carriers.

Provisions for these risks are based upon market driven premiums and actuarially determined estimates for incurred but not reported exposure under claims made policies. Provisions for losses within the policy deductibles represent the estimated ultimate net cost of all reported and unreported losses incurred through the consolidated balance sheet dates. Those estimates are subject to the effects of trends in loss severity and frequency. While we believe the provisions for losses are adequate, we cannot be sure the ultimate costs will not exceed our estimates.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2023. Operating leases generally have 5 to 22 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 14 — SUBSEQUENT EVENTS

Effective October 1, 2013, we acquired a controlling interest in one ASC located in Melbourne, FL for $0.9 million.

Effective October 1, 2013, through one of our existing health system joint ventures, we acquired a noncontrolling interest in one ASC located in Redding, CA for $1.3 million.

On November 4, 2013, the Company closed its initial public offering of 9,777,778 (1,920,635 were sold by selling shareholders and did not result in proceeds to the Company) shares of its common stock, at a price to the public of $24.00 per share. In connection with the initial public offering, the underwriters exercised in full their option to purchase an additional 1,466,666 shares of common stock from certain of the selling stockholders. As a result, the total initial public offering size was 11,244,444 shares of common stock. Concurrent with the offering, the Company was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation.

On November 4, 2013, SCA and the Co-Issuer issued a notice of redemption communicating its intent to redeem the $150.0 million Senior Subordinated Notes. We expect to redeem the Senior Subordinated Notes on or around December 4, 2013, utilizing proceeds from our initial public offering. We expect the loss on extinguishment relating to the Senior Subordinated Notes to range from $6.5 million to $7.0 million.

In conjunction with the completion of our initial public offering, TPG Capital Management, L.P. is entitled to a fee payable under our management services agreement in an amount equal to $8.0 million. This fee will be paid during the fourth quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our final Prospectus filed with the SEC on October 30, 2013 pursuant to Rule 424(b). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in the section of the Quarterly Report on Form 10-Q entitled “Part II, – Item 1A. Risk Factors”.

OVERVIEW

We are a leading provider of surgical solutions to health systems and payors, providing high quality, cost-effective surgical care. For all periods covered by our financial statements in this Quarterly Report on Form 10-Q, we were a Delaware limited liability company that was formed with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of September 30, 2013, we operated in 34 states and had an interest in and/or operated 168 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations. Of these 174 facilities, we consolidated the operations of 86 affiliated facilities, had 61 nonconsolidated affiliated facilities and held no ownership in 27 affiliated facilities that contract with us to provide management services only. In addition, at September 30, 2013, we provided perioperative consulting services to 14 facilities, which are not included in the facility count.

With the exception of the managed only facilities, the entities that own our facilities are structured as general partnerships, LPs, LLPs or LLCs in which either one of our subsidiaries or a joint venture is an owner serves as the general partner, limited partner, managing member or member. Our partners or co-members in these entities are generally licensed physicians and hospitals or health systems.

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with hospitals and health systems and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during the first nine-months of 2013 to optimize our portfolio by:

•	acquiring a controlling interest in one ASC, which we consolidate;

•	acquiring a noncontrolling interest in five ASCs and one surgical hospital that we hold as equity method investments;

•	entering into agreements to manage nineteen ASCs and one sleep center with 11 locations;

•	placing two de novo facilities into operation, one which we consolidate and one that we hold as an equity method investment;

•	closing a non-strategic consolidated ASC;

•	terminating a management agreement with an ASC; and

•	increasing the number of relationships with not-for-profit health systems.

Our consolidated net patient revenues increased $4.1 million, or 2.4%, for the three-months ended September 30, 2013 compared to the three-months ended September 30, 2012. Factors which increased consolidated net patient revenues included improved rates paid under payor contracts, fee schedule increases and changes in case mix. Consolidated net patient revenues per case increased 4.0% as compared to the prior period.

We do not consolidate 61 of the facilities affiliated with us because we do not hold a controlling equity interest in the partnerships that own those facilities. To assist management in analyzing our results of operations, including at our non-consolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe systemwide net operating revenues growth and systemwide net patient revenue per case growth are important to understand our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” on page 39.

During the three-months ended September 30, 2013, systemwide net operating revenues grew by 18.3% as compared to the prior year. Systemwide net patient revenues per case grew by 8.9% compared to the prior year. These increases are due to acquisitions of noncontrolling interests in ASCs since the prior period, coupled with improved rates paid under payor contracts, fee schedule increases and changes in case mix.

Our consolidated net patient revenues increased $22.2 million, or 4.2%, for the nine-months ended September 30, 2013 compared to the nine-months ended September 30, 2012. Factors which increased consolidated net patient revenues included improved rates paid under payor contracts, fee schedule increases and changes in case mix. Consolidated net patient revenues per case grew by 6.9% as compared to the prior period.

During the nine-months ended September 30, 2013, systemwide net operating revenues increased by 12.1% as compared to the prior year. Systemwide net patient revenues per case increased 8.4% compared to the prior year. These increases are due to acquisitions of noncontrolling interests in ASCs since the prior period, coupled with improved rates paid under payor contracts, fee schedule increases and changes in case mix.

At September 30, 2013, we held ownership interests in consolidated and non-consolidated facilities in partnership with 42 different health systems. Our health system relationships include local health systems, regional health systems and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

Our Consolidated Subsidiaries and Nonconsolidated Affiliates

At facilities where we serve as an owner and day-to-day manager, we have significant influence over the operations of such facilities. When we have control of the facility, we account for our investment in the facility as a consolidated subsidiary. When this influence does not represent control of the facility, but we have the ability to exercise significant influence over operating and financial policies, we account for our investment in the facility under the equity method, and treat the facility as a nonconsolidated affiliate. Our net earnings from a facility are the same under either method, but the classification of those earnings in our consolidated statements of operations differs.

For our consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses for these subsidiaries, after elimination of intercompany transactions and accounts. The net income attributable to owners of our consolidated subsidiaries, other than us, is classified within the line item Net income attributable to noncontrolling interests.

For our nonconsolidated affiliates, our consolidated statements of operations reflect our earnings from such facilities in two line items:

•	Equity in net income of nonconsolidated affiliates, which represents our combined share of the net income of each equity method facility that is based on such equity method facility’s net income and the percentage of such equity method facility’s outstanding equity interests owned by us; and

•	Management fee revenues, which represents our combined income from management fees that we earn from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.

As of September 30, 2013, we consolidate five facilities into our financial results where we do not currently hold an equity ownership interest in the facility. All five facilities are majority-owned and controlled by a common parent company (the “future JV”). We hold a promissory note from the future JV that is convertible into equity of the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. The promissory note has a fixed interest rate of 4% plus a variable component that is dependent on the earnings of the future JV. We are also party to management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted to us in the promissory note and the management services agreements, we have determined, under the Accounting Standards Codification §810, that the future JV is a VIE for which we are the primary beneficiary and as a result we consolidate these facilities into our financial results.

Our equity in net income of nonconsolidated affiliates is primarily a function of the performance of our nonconsolidated affiliates and our percentage of ownership interest in those affiliates. However, our net patient revenue and associated expense line items only contain the results from our consolidated facilities. As a result of this incongruity in our reported results, management uses a variety of supplemental information to analyze our results of operations, including:

•	the results of operations of our consolidated subsidiaries and nonconsolidated affiliates;

•	our ownership share in the facilities we operate; and

•	facility operating indicators, such as systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide net operating revenues growth and same site systemwide revenues per case growth.

While revenues of our nonconsolidated affiliates are not recorded in our net operating revenues, we believe this information is important in understanding our financial performance because these revenues are typically the basis for calculating the line item Management fee revenues and, together with the expenses of our nonconsolidated affiliates, are the basis for deriving the line item Equity in net income of nonconsolidated affiliates. As we execute on our strategy of partnering with health systems, we expect the number of our facilities that we account for as equity method facilities will increase relative to our total number of facilities.

KEY MEASURES

Facilities

Changes in our ownership of individual facilities and related changes in how we account for such facilities drive changes in our consolidated results from period to period in several ways, including:

•	Deconsolidations. As a result of a deconsolidation transaction, an affiliated facility that was previously consolidated becomes a nonconsolidated facility. Any income we earn, based upon our ownership percentage in the facility, is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation transaction, the affiliated facility’s results were reported as part of our consolidated net operating revenues and the associated expense line items.

•	Consolidations. As a result of a consolidation transaction, an affiliated facility that was previously nonconsolidated and accounted for on an equity method basis becomes a consolidated facility. After consolidation, revenues and expenses of the affiliated facility are included as part of our consolidated results.

•	De novos. Where strategically appropriate, we invest, typically with a health system partner, in de novo facilities, which are newly developed ASCs. A de novo facility may be consolidated or nonconsolidated, depending on the circumstances.

•	Shifts in Ownership Percentage. Our net income is driven in part by our ownership percentage in a facility since a portion of the net income earned by the facility is attributable to any noncontrolling owners in the facility, even if we consolidate such facility. As a result of our partnerships with physicians, our percentage of ownership in a facility may shift over time, which may result in an increase or a decrease in the net income we earn from such facility.

We have taken several steps during the nine-months ended September 30, 2013 to optimize our facility portfolio by acquiring, deconsolidating, contributing to joint ventures, placing de novo facilities into operation and closing certain consolidated facilities. On June 1, 2013, we completed the acquisition of Health Inventures, LLC (“HI”) for a purchase price of $18.5 million. In the transaction, we acquired HI’s ownership interests in four ASCs and one surgical hospital and management agreements with 19 facilities that together are affiliated with 11 different health systems.

The following table presents a breakdown of the changes in number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the Nine-Months Ended September 30, 2013	During the Nine-Months Ended September 30, 2012
Facilities at Beginning of Period
Consolidated Facilities:	87	94
Equity Method Facilities:	52	44
Managed only Facilities:	8	4
Total Facilities:	147	142
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	1	—
Noncontrolling interests acquired in facilities accounted for as equity method investments:	6	3
Management agreements entered into:	20	4
De novos
Consolidated de novo facilities placed into operations	1	—
De novo facilities accounted for as equity method investments placed into operations	1	—
Consolidations / Deconsolidations
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	—	1
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	2	1
Closures and Sales
Consolidated facilities sold:	—	1
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	—
Consolidated facilities closed:	1	2
Equity Method facilities closed:	—	—
Management agreements exited from:	1	—
Facilities at End of Period
Consolidated Facilities:	86	91
Equity Method Facilities:	61	47
Managed-only Facilities:	27	8

Total Facilities:	174	146
Average Ownership Interest
Consolidated Facilities:	52.4%	57.0%
Equity Method Facilities:	25.7%	30.1%

Revenues

Our consolidated net operating revenues for the three-months ended September 30, 2013 and 2012 were $195.1 million and $180.8 million, respectively. Our consolidated net operating revenues for the nine-months September 30, 2013 and 2012 were $585.5 million and $548.9 million, respectively.

Given the significant increase in the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following table summarizes our systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide revenue growth and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	18.3%	6.0%	12.1%	20.3%
Systemwide net patient revenues per case growth (2)	8.9%	5.4%	8.4%	9.0%
Same site systemwide net operating revenues growth (1)(3)	8.4%	5.6%	7.2%	5.8%
Same site systemwide net patient revenues per case growth (2)(3)	4.4%	5.5%	6.0%	4.1%

(1)	The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results, rather only the net income earned from such facilities is reported on a net basis in the line item “Equity in net income of nonconsolidated affiliates.” Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). We include management fee revenues from managed-only facilities in systemwide net operating revenues growth and same site net operating revenue growth, but not patient or other revenues from managed-only facilities (in which we hold no ownership interest).
(2)	The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results; rather, only the net income earned from such facilities is reported on a net basis in the line item “Equity in net income of nonconsolidated affiliates.” Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). We do not include facilities at which we hold no ownership interest and provide only management services in systemwide net patient revenues per case growth or same site systemwide net patient revenues per case growth.
(3)	Same site refers to facilities that were operational in both the current and prior nine-month periods, as applicable.

Three-Months Ended September 30, 2013 Compared to Three-Months Ended September 30, 2012

Our consolidated net operating revenues increased by $14.3 million, or 7.9%, for the three-months ended September 30, 2013 to $195.1 million from $180.8 million for the three-months ended September 30, 2012. Consolidated net patient revenues per case increased by 4.0% to $1,665 per case during the three-months ended September 30, 2013 from $1,601 per case during the three-months ended September 30, 2012.

For the three-months ended September 30, 2013, systemwide net operating revenues grew by 18.3% compared to the three-months ended September 30, 2012. In addition, for the three-months ended September 30, 2013, systemwide net patient revenues per case grew by 8.9% compared to the three-months ended September 30, 2012.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates.

	Three-Months Ended September 30, 2013
	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, three-months ended September 30, 2012(1)(2)	$180.8	$114.2
Add: revenue from acquired facilities	11.0	25.5
revenue from consolidations	—	—
Less: revenue of disposed facilities	—	(7.7)
revenue from deconsolidated facilities	(7.4)	7.4

Adjusted base year	184.4	139.4
Increase from operations	8.7	13.6
Non-facility based revenue	2.0	0.9

Total net operating revenues, three-months ended September 30, 2013:	$195.1	$153.9

(1)	$1.4 million in revenues have been removed from prior periods presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Nine-Months Ended September 30, 2013 Compared to Nine-Months Ended September 30, 2012

Our consolidated net operating revenues increased by $36.6 million, or 6.7%, for the nine-months ended September 30, 2013 to $585.5 million from $548.9 million for the nine-months ended September 30, 2012. Consolidated net patient revenues per case increased by 6.9% to $1,697 per case during the nine-months ended September 30, 2013 from $1,588 per case during the nine-months ended September 30, 2012.

For the nine-months ended September 30, 2013, systemwide net operating revenues grew by 12.1% compared to the nine-months ended September 30, 2012. In addition, for the nine-months ended September 30, 2013, systemwide net patient revenues per case grew by 8.4% compared to the nine-months ended September 30, 2012.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates.

	Nine-Months Ended September 30, 2013
	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, nine-months ended September 30, 2012(1)(2)	$548.9	$347.5
Add: revenue from acquired facilities	19.9	44.7
revenue from consolidations	5.2	(5.2)
Less: revenue of disposed facilities	—	(23.2)
revenue from deconsolidated facilities	(18.7)	18.7

Adjusted base year	555.3	382.5
Increase from operations	27.5	35.8
Non-facility based revenue	2.7	1.4

Total net operating revenues, nine-months ended September 30, 2013:	$585.5	$419.7

(1)	$4.1 million in revenues have been removed from prior periods presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Summary of Key Line Items

Net Operating Revenues

The vast majority of our net operating revenues consist of net patient revenues from the facilities we consolidate for financial reporting purposes. Net patient revenues are derived from fees we collect from insurance companies, Medicare, state workers’ compensation programs, patients and other payors in exchange for providing the facility and related services and supplies a physician requires to perform a surgical procedure. Our net operating revenues also includes the line item “Management fee revenues,” which includes fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. The line item “Other revenues” is composed of other ancillary services and fees received for anesthesia services. The physicians who perform procedures at our facilities bill and collect from their patients and other payors directly for their professional services, and their revenues from such professional services are not included in our net operating revenues.

Net Patient Revenues

Net patient revenues are recorded during the period in which the healthcare services are provided, based upon the estimated amounts due from insurance companies, patients and other government and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), state workers’ compensation programs and employers.

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Managed care and other discount plans	57%	59%	57%	59%
Medicare	22	21	22	21
Workers’ compensation	12	11	12	11
Patients and other third party payors	5	5	5	5
Medicaid	4	4	4	4

Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Managed care and other discount plans	73%	76%	73%	74%
Medicare	14	13	14	13
Workers’ compensation	7	6	7	7
Patients and other third party payors	3	2	3	3
Medicaid	3	3	3	3

Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates we have been able to negotiate, on an average basis across our portfolio, have held relatively stable.

Medicare accounts for 22% and 21% of our net patient revenues for the three- and nine-months ended September 30, 2013 and 2012, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results.

For the nine-months ended September 30, 2013, our facilities located in North Carolina, California and Texas collectively represented approximately 14%, 14% and 12%, respectively, of our net patient revenues. Additionally, our facilities located in each of Alabama, Alaska, Connecticut, Florida and Idaho represented in excess of 5% of our net patient revenues for the nine-months ended September 30, 2013. Of our 61 nonconsolidated facilities accounted for as equity method investments, as of September 30, 2013, 27 of these facilities were located in California and 12 of these facilities were located in Indiana.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 38.3% and 32.7% of our net operating revenues for the three-months ended September 30, 2013 and 2012, respectively, and 34.6% and 32.8% of our net operating revenues for the nine-months ended September 30, 2013 and 2012, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 21.8% and 22.7% of our net operating revenues for the three-months ended September 30, 2013 and 2012, respectively, and represented 21.9% and 22.6% of our net operating revenues for the nine-months ended September 30, 2013 and 2012, respectively, making it important for our facilities to appropriately manage these costs. Supplies expense is typically closely related not only to case volume but also to case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

Other Operating Expenses

Other operating expenses consists primarily of expenses related to insurance premiums, contract services, legal fees, repairs and maintenance, professional and licensure dues, office supplies and miscellaneous expenses. Other operating expenses do not generally correlate with changes in net patient revenues.

Occupancy Costs

Occupancy costs include facility rent, utility and maintenance expense. Occupancy costs do not generally correlate with changes in net patient revenues.

Provision for Doubtful Accounts

We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect. We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operating, payor mix or trends in federal or state governmental healthcare coverage.

Provision for Income Tax Expense

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pretax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill. Since substantially all of our facilities are organized as general partnerships, limited partnerships, limited liability partnerships or limited liability companies, which are not taxed at the entity level for federal income tax purposes and are only taxed at the entity level in five states for state income tax purposes, substantially all of our tax expense is attributable to Surgical Care Affiliates.

Net Loss Attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates is derived by subtracting net income attributable to noncontrolling interests from net income. Net income includes certain revenues and expenses that are incurred only through our wholly owned subsidiaries and therefore do not impact net income attributable to noncontrolling interests. These revenues and expenses include management fee revenues, interest expense related to Surgical Care Affiliates debt, losses or gains on sale of investments and provision for income taxes. In periods where net income is negatively affected by these non-shared revenues and expenses, the deduction of net income attributable to noncontrolling interests from net income can result in a net loss attributable to Surgical Care Affiliates in periods where net income is positive.

Summary Results of Operations

Three-Months Ended September 30, 2013 Compared to Three-Months Ended September 30, 2012

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended September 30, 2013 and 2012.

	THREE-MONTHS ENDED SEPTEMBER 30,
	2013		2012
	As Reported Under GAAP	Nonconsolidated Affiliates(1)	As Reported Under GAAP	Nonconsolidated Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$177.7	$152.6	$173.6	$113.7
Management fee revenues	13.2	—	4.4	—
Other revenues	4.2	1.3	2.8	0.4

Total net operating revenues	195.1	153.9	180.8	114.2
Equity in net income of nonconsolidated affiliates(2)	4.1	—	4.9	—
Operating expense:
Salaries and benefits	74.8	34.0	59.2	26.8
Supplies	42.6	26.1	41.0	19.1
Other operating expenses	31.1	22.9	28.4	17.1
Depreciation and amortization	11.0	4.7	10.1	3.5
Occupancy costs	6.9	6.3	6.7	5.3
Provision for doubtful accounts	3.4	1.2	4.2	2.8
Loss (gain) on disposal of assets	0.3	0.2	(0.1)	—

Total operating expenses	170.0	95.5	149.4	74.6

Operating income	29.2	58.5	36.3	39.6
Interest expense	14.5	0.5	14.2	0.4
Interest income(3)	(0.1)	0.0	0.0	0.0
Loss (gain) on sale of investments	0.1	0.0	—	—

Income from continuing operations before income tax expense	14.7	58.0	22.1	39.2
Provision for income tax expense(4)	5.7	0.0	4.0	0.0

Income from continuing operations	9.0	58.0	18.1	39.2
Loss from discontinued operations, net of income tax expense	(0.3)	—	1.0	—

Net income	8.7	$58.0	19.1	$39.2

Less: Net income attributable to noncontrolling interests	(21.4)		(22.1)

Net loss attributable to Surgical Care Affiliates	$(12.7)		$(3.0)

Equity in net income of nonconsolidated affiliates		$4.1		$4.9

Other Data(5)
Cases—consolidated facilities(6)	106,693		108,452
Cases—equity facilities(7)	65,986		55,149
Consolidated facilities	86		91
Equity method facilities	61		47
Managed-only facilities	27		8
Total facilities	174		146

(1)	The figures in this column, except within the line item “Equity in net income of nonconsolidated affiliates”, are non-GAAP presentations but management believes they provide further useful information about our equity method investments. The revenue, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item “Equity in net income of nonconsolidated affiliates” represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility.

(2)	For the three-months ended September 30, 2013 and 2012 we recorded amortization expense of $7.9 million and $5.1 million, respectively, for definite lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.
(3)	Interest income of nonconsolidated affiliates was $0.019 million and $0.018 million for the three-months ended September 30, 2013 and 2012, respectively.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.012 million and $0.018 million for the three-months ended September 30, 2013 and 2012, respectively.
(5)	Case data is presented for the three-months ended September 30, 2013 and 2012, as applicable. Facilities data is presented as of September 30, 2013 and 2012, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Net Operating Revenues

Our consolidated net operating revenues increased $14.3 million, or 7.9%, for the three-months ended September 30, 2013 to $195.1 million from $180.8 million for the three-months ended September 30, 2012. The main factors that contributed to this increase were increased rates paid under certain payor contracts, revenues earned from facilities acquired since September 30, 2012 and higher acuity case mix. This increase was partially offset by the deconsolidation of two facilities in 2013. Consolidated net patient revenues per case grew by 4.0% to $1,665 per case for the three-months ended September 30, 2013 from $1,601 per case during the prior period reflecting higher acuity case mix. During this same period, the number of cases at our consolidated facilities decreased to 106,693 cases during the three-months ended September 30, 2013 from 108,452 cases during the three-months ended September 30, 2012 and our number of consolidated facilities decreased to 86 facilities as of September 30, 2013 from 91 facilities as of September 30, 2012.

For the three-months ended September 30, 2013, systemwide net operating revenues grew by 18.3% compared to the three-months ended September 30, 2012. The growth in systemwide net operating revenues is largely due to the acquisition of noncontrolling interests in 10 facilities accounted for as equity method investments and 3 consolidated affiliates since the prior period and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one equity method investment and one consolidated affiliate, which were placed into operations since the prior period. These factors are partially offset by the sale of our interest in a nonconsolidated facility completed in the fourth quarter 2012. In addition, for the three-months ended September 30, 2013, systemwide net patient revenues per case grew by 8.9% compared to the three-months ended September 30, 2012, which is due to similar factors as described above.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased $0.8 million, or 16.3%, to $4.1 million during the three-months ended September 30, 2013 from $4.9 million during the three-months ended September 30, 2012. This decrease was primarily due to $1.4 million of impairments to two equity method facilities during the third quarter of 2013, including an impairment of $1.2 million on our investment in Premier Surgery Center of Louisville, L.P. due to insufficient forecasted growth at the facility. The impairments were partially offset by the acquisition of several noncontrolling interests in facilities since September 30, 2012 and the deconsolidation of two facilities completed during 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in “Equity in net income of nonconsolidated affiliates”, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted “Equity in net income of nonconsolidated affiliates.”

Salaries and Benefits

Salaries and benefits expense increased $15.6 million, or 26.4%, to $74.8 million for the three-months ended September 30, 2013 from $59.2 million for the three-months ended September 30, 2012. The increase in salary and benefits expenses is primarily due to the payment of a cash bonus to eligible holders of vested options and restricted equity units (the “2013 Cash Bonus Payment”) of approximately $2.46 per vested option or restricted equity unit, as applicable, recorded during the third quarter of 2013, resulting in a total bonus payment of $4.6 million. Salaries and benefits also increased as a result of the addition of new teammates in connection with acquisitions and the addition of the expenses associated with existing teammates as a result of the consolidation of previously nonconsolidated affiliates.

Supplies

Supplies expense increased $1.6 million, or 3.9% to $42.6 million for the three-months ended September 30, 2013 from $41.0 million for the three-months ended September 30, 2012. This increase in supplies expense is primarily attributable to changes in our case mix, in particular an increase in the number of orthopedic and ophthalmology cases performed at our facilities, which tend to require higher cost supplies and implants. Supplies expense per case increased by 5.4% during the three-months ended September 30, 2013, as compared to the prior year, which is also primarily attributable to changes in our case mix.

Other Operating Expenses

Other operating expenses increased $2.7 million, or 9.5%, to $31.1 million for the three-months ended September 30, 2013 from $28.4 million for the three-months ended September 30, 2012. This increase is primarily attributable to the incurrence of certain additional overhead costs resulting from our organizational growth, partially offset by our efforts to manage and decrease existing overhead operating expenses and the release of certain general and professional liability reserves.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 8.9%, to $11.0 million for the three-months ended September 30, 2013 from $10.1 million for the three-months ended September 30, 2012, primarily due to the addition of new capitalized assets during the year, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs remained relatively steady at $6.9 million during the three-months ended September 30, 2013 as compared to $6.7 million during the three-months ended September 30, 2012.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.8 million, or 19.0%, to $3.4 million for the three-months ended September 30, 2013 from $4.2 million during the three-months ended September 30, 2012, primarily as a result of improved collection of accounts receivables.

Interest Expense

Interest expense remained relatively steady at $14.5 million during the three-months ended September 30, 2013 as compared to $14.2 million during the three-months ended September 30, 2012 primarily as a result of the adjustment described in Note 3.

Loss (gain) on Sale of Investments

We recognized a loss on sale of investments of $0.1 million for the three-months ended September 30, 2013. No gain or loss was recognized for the prior period. The loss during the three-months ended September 30, 2013 was recorded in connection with deconsolidation transactions.

Provision for Income Tax Expense

For the three-months ended September 30, 2013, income tax expense was $5.7 million, representing an effective tax rate of 39.0%, compared to an expense of $4.0 million, representing an effective tax rate of 18.1% for the three-months ended September 30, 2012. The $5.7 million in expense for the three-months ended September 30, 2013 includes $5.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests. The $4.0 million in expense for the three-months ended September 30, 2012 included $3.9 million attributable to the tax amortization of goodwill, an indefinite-lived intangible and $0.1 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests.

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pretax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of September 30, 2013. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $0.7 million, or 3.2%, to $21.4 million for the three-months ended September 30, 2013 from $22.1 million for the three-months ended September 30, 2012 due to the deconsolidation of two facilities during 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in “Equity in net income of nonconsolidated affiliates”, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items.

Net loss attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates increased $9.7 million to $12.7 million for the three-months ended September 30, 2013 from $3.0 million for the three-months ended September 30, 2012. While our facilities’ revenue increased during the three-months ended September 30, 2013, the increase in revenue was more than offset by increases in operating expenses, including Salaries and Benefits during the same period.

Nine-Months Ended September 30, 2013 Compared to Nine-Months Ended September 30, 2012

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the nine-months ended September 30, 2013 and 2012.

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013		2012
	As Reported Under GAAP	Nonconsolidated Affiliates(1)	As Reported Under GAAP	Nonconsolidated Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$548.7	$416.0	$526.5	$345.1
Management fee revenues	26.2	—	13.6	—
Other revenues	10.6	3.8	8.8	2.4

Total net operating revenues	585.5	419.7	548.9	347.5
Equity in net income of nonconsolidated affiliates(2)	16.1	—	16.7	—
Operating expense:
Salaries and benefits	202.2	93.5	180.1	81.2
Supplies	128.2	70.4	124.2	57.4
Other operating expenses	89.3	63.3	89.6	50.7
Depreciation and amortization	31.9	12.5	30.4	10.4
Occupancy costs	20.4	16.6	20.0	15.6
Provision for doubtful accounts	10.4	5.2	10.3	7.3
Impairment of intangible and long-lived assets	—	—	0.4	—
Loss (gain) on disposal of assets	0.3	0.1	(0.2)	0.1

Total operating expenses	482.7	261.7	454.8	222.5

Operating income	118.9	158.0	110.8	124.9
Interest expense	48.8	1.2	44.7	1.2
Loss from extinguishment of debt	3.8	—	—	—
Interest income(3)	(0.1)	0.0	(0.2)	(0.1)
Loss (gain) on sale of investments	1.1	0.0	(2.0)	—

Income from continuing operations before income tax expense	65.4	156.8	68.4	123.8
Provision for income tax expense(4)	10.2	0.0	8.7	0.0

Income from continuing operations	55.2	156.8	59.7	123.8
Loss from discontinued operations, net of income tax expense	(4.2)	—	(4.1)	—

Net income	51.0	$156.8	55.6	$123.8

Less: Net income attributable to noncontrolling interests	(74.9)		(68.9)

Net loss attributable to Surgical Care Affiliates	$(23.9)		$(13.3)

Equity in net income of nonconsolidated affiliates		$16.1		$16.7

Other Data(5)
Cases—consolidated facilities(6)	323,389		331,583
Cases—equity facilities(7)	186,933		168,457
Consolidated facilities	86		91
Equity method facilities	61		47
Managed-only facilities	27		8
Total facilities	174		146

(1)	The figures in this column, except within the line item “Equity in net income of nonconsolidated affiliates”, are non-GAAP presentations but management believes they provide further useful information about our equity method investments. The revenue, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item “Equity in net income of nonconsolidated affiliates” represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility.
(2)	For the nine-months ended September 30, 2013 and 2012 we recorded amortization expense of $17.9 million and $15.2 million, respectively, for definite lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.
(3)	Interest income of nonconsolidated affiliates was $0.047 million for the nine-months ended September 30, 2013.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.045 million and $0.043 million for the nine-months ended September 30, 2013 and 2012, respectively.
(5)	Case data is presented for the nine-months ended September 30, 2013 and 2012, as applicable. Facilities data is presented as of September 30, 2013 and 2012, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Net Operating Revenues

Our consolidated net operating revenues increased $36.6 million, or 6.7%, for the nine-months ended September 30, 2013 to $585.5 million from $548.9 million for the nine-months ended September 30, 2012. The main factors that contributed to this increase were increased rates paid under certain payor contracts, revenues earned from a facility for which a consolidation transaction was completed during the second quarter of 2012, revenues earned from facilities acquired since September 30, 2012 and increases in acuity case mix. Consolidated net patient revenues per case grew by 6.9% to $1,697 per case for the nine-months ended September 30, 2013 from $1,588 per case during the prior period reflecting higher acuity case mix. During this same period, the number of cases at our consolidated facilities decreased to 323,389 cases during the nine-months ended September 30, 2013 from 331,583 cases during the nine-months ended September 30, 2012 and our number of consolidated facilities decreased to 86 facilities as of September 30, 2013 from 91 facilities as of September 30, 2012.

For the nine-months ended September 30, 2013, systemwide net operating revenues grew by 12.1% compared to the nine-months ended September 30, 2012. The growth in systemwide net operating revenues is largely due to the acquisition of noncontrolling interests in 11 facilities accounted for as equity method investments and 3 consolidated affiliates since the prior period and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one equity method investment and one consolidated affiliate, which were placed into operations since the prior period. These factors are partially offset by the sale of our interest in a nonconsolidated facility completed in 2012. In addition, for the nine-months ended September 30, 2013, systemwide net patient revenues per case grew by 8.4% compared to the nine-months ended September 30, 2012, which is due to similar factors as described above.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased $0.6 million, or 3.6%, to $16.1 million during the nine-months ended September 30, 2013 from $16.7 million during the nine-months ended September 30, 2012. This decrease was primarily attributable to $3.4 million of impairments related to three equity method facilities during the nine-months ended September 30, 2013 and by the conversion of a facility that was previously accounted for as an equity method facility to consolidated facility during the second quarter of 2012. After the date of conversion, the results of this facility were reported within our consolidated revenue and expense line items, whereas prior to the conversion, the results of operations at this facility were reported net in the line item “Equity in net income of nonconsolidated affiliates.” The impairments recorded include an impairment of $1.2 million on our investment in Premier Surgery Center of Louisville, L.P. due to insufficient forecasted growth at the facility and an impairment of $1.5 million on our investment in Wausau Surgery Center, L.P. related to an offer received to purchase our interest in the facility. This decrease was partially offset by the acquisition of several noncontrolling interests in facilities since September 30, 2012 and the deconsolidation of two facilities completed during the nine-months ended September 30, 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted “Equity in net income of nonconsolidated affiliates.”

Salaries and Benefits

Salaries and benefits expense increased $22.1 million, or 12.3%, to $202.2 million for the nine-months ended September 30, 2013 from $180.1 million for the nine-months ended September 30, 2012. The increase in salary and benefits expenses is primarily due to the 2013 Cash Bonus Payment of approximately $2.46 per vested option or restricted equity unit recorded during the third quarter of 2013, resulting in a total bonus payment of $4.6 million. Salaries and benefits also increased as a result of the addition of new teammates in connection with acquisitions and the addition of the expenses associated with existing teammates as a result of the consolidation of previously nonconsolidated affiliates.

Supplies

Supplies expense increased $4.0 million, or 3.2% to $128.2 million for the nine-months ended September 30, 2013 from $124.2 million for the nine-months ended September 30, 2012. This increase in supplies expense is primarily attributable to changes in our case mix, in particular an increase in the number of orthopedic and ophthalmology cases performed at our facilities, which tend to require higher cost supplies and implants. Supplies expense per case increased by 5.9% during the nine-months ended September 30, 2013, as compared to the prior year, which is also primarily attributable to changes in our case mix.

Other Operating Expenses

Other operating expenses remained relatively steady at $89.3 million during the nine-months ended September 30, 2013 as compared to $89.6 million during the nine-months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million, or 4.9%, to $31.9 million for the nine-months ended September 30, 2013 from $30.4 million for the nine-months ended September 30, 2012, primarily due to the addition of new capitalized assets during the year, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs remained relatively steady at $20.4 million during the nine-months ended September 30, 2013 as compared to $20.0 million during the nine-months ended September 30, 2012.

Provision for Doubtful Accounts

The provision for doubtful accounts remained relatively steady at $10.4 million during the nine-months ended September 30, 2013 as compared to $10.3 million during the nine-months ended September 30, 2012.

Interest Expense

Interest expense increased $4.1 million, or 9.2%, to $48.8 million for the nine-months ended September 30, 2013 from $44.7 million during the nine-months ended September 30, 2012. This increase is primarily attributable to the de-designation of interest rate swaps as cash flow hedges. The de-designation increased interest expense by $7.5 million in the nine-months ended September 30, 2013. This increase in interest expense was partially offset by a reduction in interest expense primarily attributable to the amendment of our Amended Credit Agreement in the second quarter of 2013, through which we decreased the interest rate applicable to our borrowings thereunder.

Loss (gain) on Sale of Investments

We recognized a loss on sale of investments of $1.1 million for the nine-months ended September 30, 2013, compared to a gain of $2.0 million for the prior period. The loss during the nine-months ended September 30, 2013 and the gain during nine-months ended September 30, 2012 were recorded in connection with deconsolidation transactions.

Provision for Income Tax Expense

For the nine-months ended September 30, 2013, income tax expense was $10.2 million, representing an effective tax rate of 15.6%, compared to an expense of $8.7 million, representing an effective tax rate of 12.7% for the nine-months ended September 30, 2012. The $10.2 million in expense for the nine-months ended September 30, 2013 includes $9.7 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, and $0.5 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $8.7 million in expense for the nine-months ended September 30, 2012 included $8.4 million attributable to the tax amortization of goodwill, an indefinite-lived intangible and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pretax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of September 30, 2013. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $6.0 million, or 8.7%, to $74.9 million for the nine-months ended September 30, 2013 from $68.9 million for the nine-months ended September 30, 2012. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of two facilities in 2013.

Net loss attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates increased $10.6 million, or 79.7%, to $23.9 million for the nine-months ended September 30, 2013 from $13.3 million for the nine-months ended September 30, 2012. While our facilities’ revenue and operating income increased during the nine-months ended September 30, 2013, this increase in revenues and operating income was more than offset by increases in net income attributable to noncontrolling interests, loss from extinguishment of debt and increases in Salaries and Benefits.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED SEPTEMBER 30,		NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net operating revenues	$0.6	$3.1	$2.4	$11.8
Gain (loss) on sale of investments or closures	—	1.3	(2.2)	(1.9)
Costs and expenses	(0.7)	(3.5)	(3.8)	(13.5)

(Loss) income from discontinued operations	(0.1)	0.9	(3.6)	(3.5)
Income tax expense (benefit)	(0.2)	0.1	(0.6)	(0.6)

Net loss from discontinued operations	$(0.3)	$1.0	$(4.2)	$(4.1)

Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of the facilities identified as discontinued operations. The net loss from our discontinued operations is included in the line item “Loss from discontinued operations, net of income tax expense” in our consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, capital expenditures on our existing properties, financing acquisitions of ASCs and surgical hospitals (including as both consolidated subsidiaries and nonconsolidated affiliates), the purchase of equity interests in nonconsolidated affiliates and distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the nine-months ended September 30, 2013 and 2012:

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net cash provided by operating activities	$130.7	$121.9
Net cash used in investing activities	(36.7)	(17.8)
Net cash used in financing activities	(124.2)	(73.7)

(Decrease) increase in cash and cash equivalents	$(30.2)	$30.4

Cash Flows Provided by Operating Activities

Cash flow provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	NINE-MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net Income	$51.0	$55.6
Depreciation and amortization	31.9	30.4
Distributions from nonconsolidated affiliates	38.7	30.1
Provision for doubtful accounts	10.4	10.3
Equity in income of nonconsolidated affiliates	(16.1)	(16.7)
Other operating cash flows, net	14.8	12.2

Net cash provided by operating activities	$130.7	$121.9

During the nine-months ended September 30, 2013, we generated $130.7 million of cash flows provided by operating activities, as compared to $121.9 million during the nine-months ended September 30, 2012. Cash flows from operating activities increased $8.8 million, or 7.2%, from the prior period, primarily due to an $8.6 million increase in distributions from nonconsolidated affiliates and an increase of $2.6 million in other operating cash flows due to changes in working capital, partially offset by a decrease in net income of $4.6 million.

Cash flows provided by operating activities during the nine-months ended September 30, 2013 also included a payment of $14.8 million of interest that had been deferred as a payment-in-kind for the PIK-election Notes, as discussed in the “Debt” section below.

Cash Flows Used in Investing Activities

During the nine-months ended September 30, 2013, our net cash used in investing activities was $36.7 million, consisting primarily of $21.3 million for business acquisitions, net of cash acquired, $26.2 million of capital expenditures and $2.5 million of net settlements on interest rate swaps, partially offset by $4.6 million of proceeds from sale of equity interests of nonconsolidated affiliates, $5.3 million of net change in restricted cash and $2.1 million of proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine-months ended September 30, 2013 was $124.2 million, consisting primarily of $374.5 million for principal payments on long-term debt, $74.6 million of distributions to unit holders, $79.2 million of distributions to noncontrolling interests, which primarily related to existing facilities and $5.7 million of payments of debt acquisition costs, partially offset by $411.0 million long term debt borrowings.

Cash and cash equivalents were $88.6 million at September 30, 2013 as compared to $118.7 million at December 31, 2012. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at September 30, 2013 was $40.5 million, as compared to $90.7 million at December 31, 2012, a decrease of $50.2 million, or 55.3%. This decrease is primarily driven by a decrease in cash due to the distribution to unit holders referenced above.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under our Class B Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) liquidity needs.

Debt

Our primary sources of funding have been the issuance of debt, including a Credit Facility, Senior Subordinated Notes, PIK-election Notes and cash flows from operations. In the future, our primary source of liquidity will be cash flows from operations and additional funds available under the Class B Revolving Credit Facility.

The Credit Facility

Our Credit Facility consists of a $132.3 million Class B Revolving Credit Facility, which will mature on June 30, 2016; a $215.0 million Class B Term Loan, which will mature on December 30, 2017; and a $389.0 million Class C Term Loan, which will mature on June 30, 2018.

We have drawn in full on our $390.0 million Class C Term Loan and have used the proceeds therefrom to repay in full our $118.7 million of Class A term loan and $98.3 million of Class A incremental term loan and to redeem our $164.8 million of PIK-election Notes. On June 29, 2013, our $21.5 million

Class A Revolving Credit Facility was terminated after we decided not to renew the revolving credit facility because we believe we have sufficient available borrowing capacity for our operations under our Class B Revolving Credit Facility.

The table below indicates the current maturity date for each of our credit facilities.

Facility	Maturity Date
Class B Revolving Credit Facility	June 30, 2016
Class B Term Loan	December 30, 2017
Class C Term Loan	June 30, 2018

As further shown in the table above, we believe that we do not currently face a substantial refinancing risk. However, upon the occurrence of certain events, such as a change of control or a violation of certain covenants in our Senior Secured Credit Facilities, we could be required to repay or refinance our indebtedness.

As of September 30, 2013, we had no outstanding balance under the Class B Revolving Credit Facility. At September 30, 2013, we had approximately $1.7 million in letters of credit outstanding. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. No utilization of the Class B Revolving Credit Facility may be outstanding (other than issuances of up to an aggregate of $5.0 million of letters of credit) at the end of any fiscal quarter in which the total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA (each as defined in the Amended Credit Agreement), as of the last day of such fiscal quarter, is greater than the specified ratio level.

Borrowings under each portion of the Senior Secured Credit Facilities bear an interest at a base rate or at LIBOR, as elected by SCA, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50% (the “base rate”). The LIBOR rate is determined by reference to the interest rate for dollar deposits in the LIBOR. The table below outlines the applicable margin for each credit facility.

Facility	Applicable Margin (per annum)
	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%), depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%), depending upon the total leverage ratio

At September 30, 2013, the interest rate on the Class B Term Loan was 4.25%. At September 30, 2013, the interest rate on our Class C Term Loan was 4.25%. We must repay each of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount of the respective loan. The remaining amount of each of the Class B Term Loan and the Class C Incremental Term Loan is due in full at maturity. We are also required to pay a commitment fee to the lenders under our Class B Revolving Credit Facility in respect of the unutilized commitments thereunder of between 0.375% or 0.50%, depending on the senior secured leverage ratio (as defined in the Amended Credit Agreement).

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of September 30, 2013, we believe we and SCA were in compliance with these covenants.

Senior Subordinated Notes

On June 29, 2007, SCA and Surgical Holdings, Inc., or the Co-Issuer, issued $150.0 million in aggregate principal amount of the Senior Subordinated Notes. At June 30, 2013, SCA and the Co-Issuer had $150.0 million outstanding of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year and is payable in cash.

The Senior Subordinated Notes are unconditionally guaranteed, jointly and severally, by each of SCA’s current and future wholly-owned domestic restricted subsidiaries that guarantees our Senior Secured Credit Facilities. Each guarantee issued in respect of the Senior Subordinated Notes is automatically released upon, without limitation, the release of the corresponding guarantee of the Senior Secured Credit Facilities.

The Indenture for the Senior Subordinated Notes contains various restrictive covenants, which are subject to certain significant exceptions. As of September 30, 2013, we believe that SCA and the Co-Issuer were in compliance with all covenants and the provisions contained in the Indenture for the Senior Subordinated Notes.

On November 4, 2013, SCA and the Co-Issuer issued a notice of redemption communicating its intent to redeem the Senior Subordinated Notes.

Senior PIK-election Notes

On June 29, 2007, SCA and the Co-Issuer issued $150.0 million in aggregate principal amount of 8.875% / 9.625% senior PIK-election Notes due July 15, 2015. On June 14, 2013, SCA and the Co-Issuer issued a notice of redemption for all of the outstanding PIK-election Notes (which totaled $164.8 million as of June 14, 2013) and deposited sufficient fund with the trustee for the PIK-election Notes to satisfy and discharge all of SCA’s and the Co-Issuer’s obligations with respect to the PIK-election Notes and the related indenture. The PIK-election Notes were redeemed in full on July 15, 2013. This satisfaction, discharge and redemption of the PIK-election Notes was funded with borrowings from the Class C Term Loan.

Capital Expenditures

Capital expenditures totaled $8.9 million and $26.2 for the three- and nine-months ended September 30, 2013, respectively, as compared to $8.1 million and $20.8 million for the three- and nine-months ended September 30, 2012. The capital expenditures made during the three- and nine-months ended September 30, 2013 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.3% to 10.1% based on our incremental borrowing rate at the inception of the lease.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At September 30, 2013, we accounted for 61 of our 174 facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At September 30, 2013, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $36.9 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 21% at September 30, 2013. We or one of our wholly owned subsidiaries collectively guaranteed $2.5 million of the $36.9 million in total debt of our nonconsolidated affiliates as of September 30, 2013. Our guarantees related to operating leases of nonconsolidated affiliates were $4.8 million at September 30, 2013.

As described above, our nonconsolidated affiliates are structured as LPs, general partnerships, LLPs, or LLCs. None of these affiliates provide financing, liquidity, or market or credit risk support for us. They also do not engage in hedging or research and development services with us. Moreover, we do not believe that they expose us to any of their liabilities that are not otherwise reflected in our consolidated financial statements and related disclosures. Except as noted above with respect to guarantees, we are not obligated to fund losses or otherwise provide additional funding to these affiliates other than as we determine to be economically required in order to successfully implement our development plans.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of September 30, 2013, we had $792.0 million of indebtedness (excluding capital leases), of which $625.8 million is at variable interest rates and $166.2 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At September 30, 2013, we held interest rate swaps hedging interest rate risk on $240.0 million of our variable rate debt through three forward starting interest rate swaps with an aggregate notional amount of $240.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon

LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million were effective on September 30, 2012 and the remaining forward starting interest rate swap with a notional amount of $140.0 million will be effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million will terminate on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at December 31, 2012 and September 30, 2013, our annual interest expense would increase by approximately $1.0 million and $3.6 million and, respectively.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of September 30, 2013. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter-ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. See Note 13, Commitments and Contingent Liabilities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which is incorporated herein by reference in response to this item.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, prospects, results of operations or financial condition. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. Any of the following risks could have a material adverse effect on our business, prospects, results of operations or financial condition, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to our Business

We depend on payments from third-party payors, including government healthcare programs, commercial payors and workers’ compensation programs. If these payments are reduced or eliminated, or do not increase as our costs increase, our revenues and profitability could decrease.

We depend upon governmental, commercial and workers’ compensation third-party sources of payment for the services provided to patients in our surgical facilities. The amount that our surgical facilities receive in payment for their services may be adversely affected by factors we do not control, including Medicare, Medicaid and state regulation changes, cost containment decisions and changes in reimbursement schedules of payors, legislative changes, refinements to the Medicare ASC payment system and refinements by Centers for Medicare and Medicaid Services (“CMS”) to Medicare’s reimbursement policies. Similarly, third-party payors may be successful in negotiating reduced reimbursement schedules with our facilities. Any reduction or elimination of these payments or an increase in the payments at a rate that is less than the increase in our costs could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we or our health system partners are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with non-governmental third-party payors, our revenues and profitability may decrease.

Payments from non-governmental third-party payors represented approximately 60% and 57% of our net patient revenues for the year-ended December 31, 2012 and the nine-months ended September 30, 2013, respectively. We receive most of these payments from third-party payors that have contracts with our facilities. These payors use a variety of methods for reimbursement depending on the insurance arrangement involved. These arrangements include preferred provider organizations, health maintenance organizations, as well as prepaid and discounted medical service packages, capitated (fixed fee) contracts, Medicare Advantage Plans and contracts with Independent Physician Associations. If we or our health system partners fail to enter into favorable contracts or to maintain satisfactory relationships and renew existing contracts on favorable terms with these payors, our revenues and profitability may decrease. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with non-governmental third-party payors. For example, some of our competitors may negotiate exclusivity provisions with non-governmental third-party payors or otherwise restrict the ability of non-governmental third-party payors to contract with us or our health system partners. Moreover, these third-party payors are increasingly implementing cost containment measures, such as fixed fee schedules and reductions to reimbursement schedules, which may reduce our revenues and profitability now or in the future. Further, the trend toward consolidation among non-governmental third-party payors tends to increase their bargaining power over fee structures. As various provisions of the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (the “Reconciliation Act” and together with the PPACA, the “Health Reform Law”) are implemented, including the establishment of health insurance exchanges, non-governmental third-party payors increasingly may demand reduced fees. In addition, there is a growing trend for third-party payors and employer-sponsored healthcare plans to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our surgical facilities. Because some commercial third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from commercial third-party payors. Patient volumes could decrease if we or our health system partners are unable to enter into acceptable contracts with such third-party payors, which could lead to a material adverse effect on our business, prospects, results of operations and financial condition.

For the year-ended December 31, 2012, approximately 3.3% of our net patient revenues was derived from providing “out-of-network” services, where payments to us come from third-party payors with which our surgical facilities do not have contracts. In such cases, we generally charge patients a co-payment and submit claims to the payor, which typically have been paid at higher than comparable contracted rates. However, there is a trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In such situations, we may be forced to choose between not providing services to out-of-network patients and accepting a payor contract with relatively low payment rates. In certain situations, we have seen an increase in case volume upon transitioning to in-network billing, although we may experience an overall decrease in revenues. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition to in-network billing, or that when we decline to sign a payor contract we will see a sufficient increase in payment rates to compensate for the decrease in volume of cases resulting from being out-of-network.

Significant changes in our payor mix or case mix resulting from fluctuations in the types of cases performed at our facilities could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our results may change from period to period due to fluctuations in payor mix or case mix or other factors relating to the type of cases performed by physicians at our facilities. Payor mix refers to the relative share of total cases provided to patients with, respectively, no insurance, commercial insurance, Medicare coverage, Medicaid coverage and workers’ compensation insurance. Since, generally speaking, we receive relatively higher payment rates from commercial and workers’ compensation insurers than Medicare and Medicaid, a significant shift in our payor mix toward a higher percentage of Medicare and Medicaid cases, which could occur for reasons beyond our control, could result in a material adverse effect on our business, prospects, results of operations and financial condition. Case mix refers to the relative share of total cases performed by specialty, such as orthopedics, gastroenterology, pain management and otolaryngology. Generally speaking, we derive relatively higher revenues from certain types of cases. For example, orthopedic cases are generally higher revenue cases than pain management procedures, and if an orthopedic case that would have been performed at our facilities was replaced by a pain management case that was performed at our facilities, we would expect the revenue earned from that pain management case to be lower than the revenue that would have been earned for the orthopedic case. Therefore, a significant shift in our case mix toward a higher percentage of lower revenue cases, which could occur for reasons beyond our control, could result in a material adverse effect on our business, prospects, results of operations and financial condition.

As we operate in multiple markets, each with a different competitive landscape, shifts within our payor mix or case mix may not be uniform across all of our affiliated facilities. Rather, these shifts may be concentrated within certain markets due to local competitive factors. Therefore, the results of our individual affiliated facilities, including facilities that are material to our results, may be volatile, which could result in a material adverse effect on our business, prospects, results of operations and financial condition.

Payments we receive from workers’ compensation programs are subject to reduction as states implement reduced fee schedules and deal with increased budgeting and economic challenges.

Payments from workers’ compensation payors represented approximately 11% and 12% of our net patient revenues for the year-ended December 31, 2012 and the nine-months ended September 30, 2013, respectively. Several states have recently considered or implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. Additionally, budgeting and economic challenges have caused some states to reduce the payments made to us under workers’ compensation programs. In 2012, California enacted legislation that reduced the reimbursement rate for patients receiving care through its workers’ compensation program by 33% beginning on January 1, 2013. In addition, North Carolina has also recently enacted legislation to reduce its workers’ compensation reimbursement rates by 15%, effective April 1, 2013. Finally, Indiana has passed legislation that will reduce workers’ compensation reimbursement rates by 53%, which is scheduled to go into effect on July 1, 2014. If the trend of states adopting lower workers’ compensation fee schedules continues, or the budgeting and economic challenges faced by states continue, resulting in reductions to reimbursement rates, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our relationships with health systems, including not-for-profit health systems, are important to our growth strategy. If we are not able to maintain good relationships with these health systems, or enter into new relationships, we may be unable to implement our growth strategy successfully, which could adversely affect our profitability.

Our business depends in part upon the success of our health system partners and the strength of our relationships with those healthcare systems. Our business could be adversely affected by any damage to those health systems’ reputation or to our relationships with them, or as a result of an irreconcilable dispute with a health system partner. At September 30, 2013, we held ownership interests in 61 facilities in partnership with 31 different health systems. Our health system relationships include local health systems, regional health systems and national health systems. We enter into co-development agreements or have informal co-development arrangements with health systems in which we agree to jointly develop a network of surgical facilities in a defined geographic area. We expect our acquisition activity to continue with the primary focus on the creation of partnerships with health systems. If we are unable to develop and maintain good relationships with such health systems, maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems on favorable terms, or at all, we may be unable to implement our growth strategies successfully and such a failure could adversely affect our profitability. In addition, we are increasingly entering into joint ventures that we do not control because we do not have a majority stake in the joint venture or otherwise do not possess sufficient contractual rights to control the entity. Our failure to control such joint ventures may impair our ability to achieve the desired operating results from such joint ventures.

Material changes in revenue rulings published by the Internal Revenue Service (the “IRS”), case law or the interpretation of such rulings and case law could adversely affect our relationships with our not-for-profit health system partners and have a material adverse effect on our business, prospectus, results of operations and financial condition.

Our relationships with tax-exempt, not-for-profit health systems and the joint venture agreements that represent these relationships are structured to minimize the possibility of adverse tax consequences to the non-profit systems, such as the imposition of the unrelated business income tax or the loss of tax exemption. These relationships are generally structured with the assistance of counsel to the non-profit systems, who rely on revenue rulings published by the IRS as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these rulings and case law, or the interpretation of such rulings and case law by the IRS, could adversely affect our relationships with our not-for-profit health system partners. Further, our compliance with the rules applicable to tax-exempt entities could have an adverse impact on the margins of facilities we own in partnership with our not-for-profit health system partners. Such rules, revenue rulings, case law and interpretations may preclude us from being able to enter into joint venture agreements or new relationships with not-for-profit health systems, which could have a material adverse effect on our business, prospectus, results of operations and financial condition.

We depend on physician utilization of our facilities, which could decrease if we fail to maintain good relationships with physicians or due to other factors outside of our control.

Our business depends upon the efforts and success of the physicians who provide medical services at our facilities, and the strength of our relationships with these physicians. These physicians are not employees of our facilities and are generally not contractually required to use our facilities. We typically do not have contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our facilities, provider agreements with physicians who provide anesthesiology services in our surgical facilities and independent contractor agreements with physicians who provide certain limited services to the facilities, such as medical director services. Physicians who use our surgical facilities usually also use other surgery centers or hospitals. Due to technological advances, physicians may also choose to perform procedures that might otherwise be performed at our surgical facilities in their office, such as pain management procedures, endoscopies and cataract removals. Although many physicians who own an interest in our facilities are subject to agreements restricting them from having an ownership interest in competing facilities, these agreements do not restrict physicians from performing procedures at other facilities. Also, these agreements restricting ownership of competing facilities can be difficult to enforce, and we may be unsuccessful in preventing physicians who own an interest in our facilities from acquiring an interest in a competing facility.

We also depend on the quality of care provided by the physicians who provide medical services at our facilities. While those physicians are independent contractors and not employed by us or our facilities and maintain their own liability insurance coverage, the failure of particular groups of physicians who utilize our facilities to provide quality medical care or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a particular group of physicians with whom we are affiliated could also damage our reputation, subject us to liability and significantly reduce our revenues.

Healthcare reform and other factors are leading more physicians to accept employment by hospitals. The creation of Accountable Care Organizations (“ACOs”) may cause physicians to accept employment to become part of a network that includes an ACO. In addition, Medicare’s push for healthcare providers to invest in technology infrastructure to increase efficiencies may cause more physicians to move from private practice to employment with hospitals and ACOs because an individual physician or small group of physicians may view the costs associated with investing in technology as too large to bear individually. Physicians who accept employment with ACOs, hospitals or other organizations may be less likely to own, or may be contractually restricted from owning, interests in our facilities or, in some cases, restricted from using our facilities.

We have had and are likely to continue to have disputes with physicians who use our facilities or own interests in our facilities. Furthermore, we may in the future have disputes with key groups of physicians and such disputes, if they were to occur, could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, key groups of physicians may elect to leave a facility for a variety of reasons unrelated to us, including, for example, to be employed by a hospital or health system that competes with our facility. Our revenues and profitability could be reduced if we lose our relationship with key groups of physicians, or if key groups of physicians cease or reduce their use of our facilities, and we are unable to replace those groups of physicians with others who will use our facilities. The financial success of our facilities is in part dependent upon the volume of procedures performed by the physicians who use our facilities, which is affected by the economy, healthcare reform, increases in patient co-payments and deductibles and other factors outside our or their control. In addition, the physicians who use our surgical facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. Any reduction in our revenues due to a decrease in the use by physicians of our surgical facilities could have a material adverse effect on our business, prospects, results of operations and financial condition.

Physician treatment methodologies and governmental or commercial health insurance controls designed to reduce the number of surgical procedures may reduce our revenues and profitability.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid, employer-sponsored healthcare plans and commercial health insurance payors designed to reduce surgical volumes, in some instances referred to as “utilization review,” could adversely affect our facilities. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees may reduce our revenues and profitability. Additionally, trends in physician treatment protocols and commercial health insurance plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes in favor of lower intensity and lower cost treatment methodologies, each of which could, in turn, have a material adverse effect on our business, prospects, results of operations and financial condition.

Our growth strategy depends in part on our ability to attract new physician investors, and to acquire and develop additional surgical facilities, on favorable terms. If we are unable to achieve either of these goals, our future growth could be limited.

We believe that an important component of our financial performance and growth is our ability to provide physicians who use our facilities with the opportunity to purchase ownership interests in our facilities. We may not be successful in attracting new physician investment in our surgical facilities, and that failure could result in a reduction in the quality, efficiency and profitability of our facilities. Based on competitive factors and market conditions, physicians may be able to negotiate relatively higher levels of equity ownership in our facilities, consequently limiting or reducing our share of the profits from these facilities. In addition, physician ownership in our facilities is subject to certain regulatory restrictions, see “— Risks Related to Healthcare Regulation — Our surgical facilities do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute. If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues” and “— Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

In addition, our growth strategy includes the acquisition of existing surgical facilities and the development of new surgical facilities jointly with local physicians and, in some cases, healthcare systems and other strategic partners. From January 2010 to September 30, 2013, we added or acquired ten consolidated facilities and 31 noncontrolling interests in facilities accounted for as equity method investments. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition and development opportunities, or to complete acquisitions and new projects in a timely manner and on favorable terms. Our acquisition and development activities require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates.

Shortages of surgery-related products, equipment and medical supplies and quality control issues with such products, equipment and medical supplies could disrupt our operations and adversely affect our case volume, case mix and profitability.

Our operations depend significantly upon our ability to obtain sufficient surgery-related products, drugs, equipment and medical supplies from suppliers on a timely basis. If we are unable to obtain such necessary products, or if we fail to properly manage existing inventory levels, we would be unable to perform certain surgeries, which could adversely affect our case volume or result in a negative shift in our case mix. In addition, as a result of shortages, we could suffer, among other things, operational disruptions, disruptions in cash flows, increased costs and reductions in profitability. At times, supply shortages have occurred in our industry, and such shortages may be expected to recur from time to time.

Medical supplies and services can also be subject to supplier product quality control incidents and recalls. In addition to contributing to materials shortages, product quality can affect patient care and safety. Material quality control incidents have occurred in the past and may occur again in the future, for reasons beyond our control, and such incidents can negatively impact our case volume, product costs and our reputation. In addition, we may have to incur costs to resolve quality control incidents related to medical supplies and services regardless of whether they were caused by us. Our inability to obtain the necessary amount and quality of surgery-related products, equipment and medical supplies due to a quality control incident or recall could have a material adverse effect on our business, prospects, results of operations and financial condition.

Competition for staffing, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our results of operations and cash flows.

Our operations are dependent on the efforts, abilities and experience of our management and clinical personnel, particularly nurses. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2012 and the nine-months ended September 30, 2013, our salary and benefit expenses represented 32.4% and 33.9%, respectively, of our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consist of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our facilities that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our teammates are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We face intense competition for patients, physicians, strategic relationships and commercial payor contracts.

The healthcare business is highly competitive and each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets we compete with other healthcare providers for patients and in contracting with commercial payors. In addition, because the number of physicians available to utilize and invest in our facilities is finite, we face intense competition from other surgery centers, hospitals, health systems and other healthcare providers in recruiting physicians to utilize and invest in our facilities. We are in competition with other surgery centers, hospitals and healthcare systems in the communities we serve to attract patients and provide them with the care they need. There are hospitals and health systems that compete with us in each market in which we operate, and many of them have more established relationships with physicians and payors than we do. To the extent that a majority of physicians within an individual community or market decide to partner with a competing surgery center, hospital or health system and not with us, our affiliated facility in such community may become unprofitable and the value of this asset may decrease, even drastically. In addition, other companies are currently in the same or similar business of developing, acquiring and operating surgical facilities, or may decide to enter this business. We also compete with some of these companies for entry into strategic relationships with health systems and physicians. Moreover, many physicians develop surgical facilities without a corporate partner, using consultants who perform services that we often perform for a fee and do not take an equity interest in the ongoing operations of the facility. As a result of the differing competitive factors within the markets in which we operate, the individual results of our facilities may be volatile. If we are unable to compete effectively with any of these entities or groups, or to attract a sufficient number of physicians to utilize or invest in our facilities, we may be unable to implement our business strategies successfully, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We often are subject to malpractice and related legal claims, and we could be required to pay significant damages in connection with those claims, which may not be covered by insurance.

In the ordinary course of business, we are subject to legal actions alleging malpractice or related legal claims arising out of the treatment of patients at our facilities. Many of these actions involve large monetary claims and significant defense costs. In some cases, it may be difficult to control the level of risk in this area. For example, it is possible that our facilities could inadvertently purchase tainted products from ostensibly reputable suppliers. Other providers are facing substantial litigation costs, and could face substantial damages, in connection with medical malpractice and products liability claims associated with the purchase of tainted epidural steroids, the administration of which by ASCs and other types of providers resulted in the recent nationwide meningitis outbreak. We maintain liability insurance in amounts that we believe are appropriate for our operations, including professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility. We also maintain umbrella liability insurance in the aggregate amount of $10.0 million and excess liability insurance in the aggregate amount of $15.0 million. However, this insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our volume and case mix may be adversely affected due to current and future economic conditions.

The U.S. economy continues to experience difficult conditions. Our case volume and case mix may be adversely affected by patients’ inability to pay for procedures in our facilities. Higher numbers of unemployed individuals generally translates into more individuals without healthcare insurance to help pay for procedures, thereby increasing the potential for persons to elect not to have procedures performed. However, a majority of the procedures performed in our surgical facilities are not considered truly elective in nature. Therefore, even procedures normally thought to be non-elective may be delayed or may not be performed if the patient cannot afford the procedure due to a lack of insurance or money to pay their portion of our facilities’ fee.

In addition, the difficult conditions of the U.S. economy have adversely affected and could continue to adversely affect the budgets of individual states and the Federal government, which has resulted in and could continue to result in attempts to reduce payments made to us by federal and state government healthcare programs, including Medicare, military services, Medicaid and workers’ compensation programs, a reduction in the scope of services covered by those programs and an increase in taxes and assessments on our activities, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Many of our facilities are concentrated in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states.

Our revenues are particularly sensitive to regulatory, economic and other conditions in certain states where we have a greater concentration of facilities. For the nine-months ended September 30, 2013, our facilities located in North Carolina, California and Texas represented approximately 14%, 14% and 12%, respectively, of our net patient revenues. Additionally, facilities located in each of Alabama, Alaska, Connecticut, Florida and Idaho represented in excess of 5% of our net patient revenues for the nine-months ended September 30, 2013. Of our 61 nonconsolidated facilities accounted for as equity method investments, as of September 30, 2013, 27 of these facilities were located in California and 12 of these facilities were located in Indiana. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, our case volumes could decline in these states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We have a history of net losses and may not achieve or sustain profitability in the future.

We have historically incurred periods of net losses, including net losses of approximately $20.0 million in 2012, $9.7 million in 2011 and $14.9 million in 2010. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this Quarterly Report on Form 10-Q in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Certain of our partnership and operating agreements contain termination dates that will require us to amend and possibly renegotiate such agreements.

Certain of our LP agreements, general partnership agreements and LLC operating agreements have termination dates by which the agreement expires by its terms. In some cases, termination dates are required under the applicable state law governing the form of entity. In these situations we would attempt to negotiate an amendment to the agreement to prevent such termination if we wish to continue the business. Any such amendment could also require us to renegotiate material terms of the agreements with our physician and health system partners. There is no guarantee that we will be able to renegotiate these agreements on terms that are favorable or satisfactory to us or at all. If we are unable to amend or renew our agreements on terms that are satisfactory to us or at all, this could have a material adverse effect on our business, prospects, results of operations and financial condition. We have two agreements involving three facilities with termination dates in 2014.

Certain of our partnership and operating agreements contain provisions giving rights to our partners and other members that may be adverse to our interests.

Certain of the agreements governing the LPs, general partnerships and LLCs through which we own and operate our facilities contain provisions that give our partners or other members rights that may, in certain circumstances, be adverse to our interests. These rights include, but are not limited to, rights to purchase our interest in the partnership or LLC, rights to require us to purchase the interests of our partners or other members, or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility or prior to a change in control of us or certain of our subsidiaries. With respect to these purchase rights, the agreements generally include a specified formula or methodology to determine the applicable purchase price, which may or may not reflect fair market value.

In one case, the agreement governing six facilities that we co-own with Sutter Health gives them the absolute right to purchase our interest in the facilities, including our ongoing profits from managing the facilities, after the passage of a certain amount of time. The first of these rights to be triggered will occur in 2017. The purchase price of our interest will be the fair market value as determined by an independent appraisal. This agreement further provides that if our partner forgoes the right to acquire our interest upon the initial trigger date, such right will renew and offer our partner the same opportunity every three years. There are an additional three facilities co-owned with Sutter Health for which they have the right to purchase up to 20% of our ownership interest in one facility and up to 10% of our ownership interest in two facilities, also at fair market value. Although the stated purchase price for these acquisitions is fair market value, the purchase of our interests by our partner will prevent us from continuing to recognize ongoing profits from owning and managing these facilities, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition to the purchase and consent rights described above, almost all of our partnership and operating agreements contain restrictions on actions that we can take, even though we may be the general partner or the managing member. Examples of these restrictions include the rights of our partners and other members to approve the sale of substantially all of the assets of the partnership or LLC, to dissolve the partnership or LLC, to appoint a new or additional general partner or managing member and to amend the partnership or operating agreements. Many of our agreements also restrict our ability in certain instances to compete with our existing facilities or with our partners. Where we hold only a limited partner or a non-managing member interest, the general partner or managing member may take certain actions without our consent, although we typically have certain protective rights to approve major decisions such as the sale of substantially all of the assets of the entity, dissolution of the partnership or LLC and the amendment of the partnership or operating agreement. These management and governance rights held by our partners and other members limit and restrict our ability to make unilateral decisions about the management and operation of the facilities without the approval of our partners and other members.

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own our facilities, which may conflict with, and prevent us from acting solely in, our own best interests.

We generally hold our ownership interests in facilities through limited or general partnerships, LLCs or LLPs in which we maintain an ownership interest along with physicians and, in some cases, health systems. As general partner and manager of most of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We may encounter conflicts between our responsibility to the other interest holders and our own best interests. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable LP agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may have difficulty operating and integrating newly acquired or developed facilities.

If we acquire or develop additional facilities, we may experience difficulty in retaining or integrating their operations, key physicians, systems and personnel. In some acquisitions, we may have to renegotiate, or risk losing, one or more of the facility’s commercial payor contracts. We may also be unable to immediately collect the accounts receivable of an acquired facility while we align the payors’ payment systems and accounts with our own systems. Certain transactions can require licensure changes which, in turn, result in disruptions in payment for services. Moreover, the integration of acquired facilities may result in the diversion of our management’s time from our existing operations.

If we are not successful in integrating newly acquired surgical facilities, we may not realize the potential benefits of such acquisitions. Likewise, if we are not able to integrate acquired facilities’ operations and personnel with ours in a timely and efficient manner, then the potential benefits of the transaction may not be realized. In particular, if we experience the loss of key personnel or if the effort devoted to the integration of acquired facilities diverts significant management or other resources from other operational activities, our operations could be impaired.

In addition, we may acquire facilities with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility, we do not maintain insurance specifically covering all unknown or contingent liabilities that may have occurred prior to the acquisition of facilities. In some cases, our right to indemnification for these liabilities from the seller may be subject to negotiated limits or limits on our ability to enforce indemnification rights.

In developing new facilities, we may be unable to attract physicians to use our facilities or to enter into favorable contracts with commercial payors. In addition, newly developed facilities typically incur net losses during the initial periods of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established facilities. Integrating a new facility can be expensive and time consuming and could disrupt our ongoing business and distract our management and other key teammates.

Growth of patient receivables or deterioration in the ability to collect on these accounts, due to changes in economic conditions or otherwise, could have a material adverse effect on our business, prospects, results of operations and financial condition.

The primary collection risks with respect to our patient receivables relate to patient accounts for which the primary third-party payor has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. Our provision for doubtful accounts relates primarily to amounts due directly from patients.

We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2012 and September 30, 2013 represented approximately 7.5% and 10.3% of our accounts receivable balance, respectively.

Due to the difficulty in assessing future trends, including the effects of changes in economic conditions, we could be required to increase our provision for doubtful accounts. An increase in the amount of patient receivables or a deterioration in the collectability of these accounts could have a material adverse effect on our business, prospects, results of operations and financial condition.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose the services of our senior management.

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating teammates. Although we have employment agreements with senior management, we do not maintain “key man” life insurance policies for any of our senior management. Competition for senior management generally, and within the healthcare industry specifically, is intense and we may not be able to recruit and retain the personnel we need if we were to lose an existing member of senior management. Many of our senior management and other financial and operating key teammates were recruited by us specifically due to their industry experience or specific expertise. The loss of senior management or other key teammates, without adequate replacements, or our inability to attract, retain and motivate sufficient numbers of qualified senior management or other key teammates, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We rely on our private equity sponsor.

We have in recent years depended on our relationship with TPG, our private equity sponsor and the majority owner of our common stock, to help guide our business plan. TPG has significant expertise in financial matters. This expertise has been available to us through the representatives TPG has had on our and SCA’s board of directors and as a result of our management services agreement with TPG, which was terminated after the completion of our initial public offering. Pursuant to the stockholders’ agreement we have entered into with TPG (the “Stockholders’ Agreement”), representatives of TPG will have the ability to appoint a majority of the seats on our board of directors, and as a result Mr. Sisitsky, a TPG Partner, Mr. Rhodes, a TPG Principal, and Mr. Geiser and Dr. Mansukani, each of whom provide consulting services to TPG, have been appointed to our board of directors. In the future, TPG may further elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with it. See “ — Risks Related to this Offering — TPG has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may results in conflicts with us or you in the future.”

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness. As of September 30, 2013, we had approximately $792.0 million of indebtedness (excluding capital leases), which includes $604.0 million under our Senior Secured Credit Facilities and $150.0 million of Senior Subordinated Notes, for which we issued a notice of redemption on November 4, 2013. We also have $132.3 million of unused commitments under our Class B Revolving Credit Facility. At September 30, 2013, we had approximately $1.7 million in letters of credit outstanding.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore able to take advantage of opportunities that our indebtedness prevents us from exploiting; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition. Furthermore, our interest expense could increase if interest rates increase because a portion of our debt under our Senior Secured Credit Facilities bears interest at floating rates, which could adversely affect our cash flows. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, our Senior Secured Credit Facilities and Senior Subordinated Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. In addition, our Senior Secured Credit Facilities require prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. Finally, our Senior Secured Credit Facilities require the repayment in full of all amounts outstanding thereunder upon a change of control, as defined therein, and the Indenture for our Senior Subordinated Notes requires us upon a change of control, as defined therein, to make an offer to repurchase all of the outstanding Senior Subordinated Notes.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the Indenture governing the Senior Subordinated Notes and the Amended Credit Agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our ability to pay interest on and principal of our debt obligations principally depends upon our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In particular, the constituent documents governing many of our non-wholly owned subsidiaries limit, under certain circumstances, our ability to access the cash generated by those subsidiaries in a timely manner.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or capital expenditures or seeking to raise additional capital. Our ability to restructure or refinance our debt, if at all, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, could affect our ability to satisfy our debt obligations and have a material adverse effect on our business, prospects, results of operations and financial condition.

The terms of our Senior Secured Credit Facilities and the Indenture governing the Senior Subordinated Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our Senior Secured Credit Facilities and the Indenture governing the Senior Subordinated Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.

The Amended Credit Agreement governing our Senior Secured Credit Facilities and the Indenture governing the Senior Subordinated Notes include covenants restricting, among other things, our ability to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue or sell certain types of preferred stock;

•	pay dividends or make redemptions and repurchases with respect to capital stock;

•	prepay, or make redemptions and repurchases of, subordinated debt;

•	make loans or investments; and

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates.

The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. In addition, the outstanding indebtedness under our Senior Secured Credit Facilities are, subject to certain exceptions, secured by security interests in substantially all of our, SCA’s and the other guarantors’ assets. A breach of any of the restrictive covenants in the Amended Credit Agreement governing the Senior Secured Credit Facilities would result in a default, and our lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce and foreclose on their security interest and liquidate some or all of such pledged assets, any of which would result in an event of default under the Senior Subordinated Notes. The lenders under our Senior Secured Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

We are exposed to market risks related to interest rate changes.

We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our Senior Secured Credit Facilities, including our $215.5 million Class B Term Loan due December 30, 2017 and our $389.0 million Class C Term Loan due June 30, 2018. The interest rate on the Class B Term Loan and the Class C Term Loan at September 30, 2013 was 4.25% and 4.25%, respectively. The weighted average interest rate for the outstanding debt under our Senior Secured Credit Facilities as of September 30, 2013 was 4.25%. Borrowings under each portion of the Senior Secured Credit Facilities bear interest at a base rate or at LIBOR, as elected by SCA, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. There is no cap on the maximum interest rate for the Senior Secured Credit Facilities. As of September 30, 2013, we held forward starting interest rate swaps hedging interest rate risk on $240.0 million of our variable rate debt to manage our exposure to these fluctuations. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin to accrue interest until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. See “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding these swaps.

We make significant loans to the partnerships and limited liability companies that own and operate certain of our facilities.

For certain of our surgical facilities, indebtedness at the partnership or LLC level is funded through intercompany loans that we provide. Through many of these loans, which totaled approximately $42.4 million to 46 surgical facilities and $29.4 million to 29 surgical facilities as of December 31, 2012 and September 30, 2013, respectively, we have a security interest in the partnership’s or LLC’s assets. However, our business, prospects, financial condition and results of operations could be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We are liable for certain debts and other obligations of the partnerships and limited liability companies that own and operate certain of our facilities.

In certain of the general partnerships, LPs, LLPs or LLCs in which one of our affiliates is the general partner or managing member, our affiliate is liable for some or all of the debts and other obligations of the entity. Our partners or co-members are often required to guarantee their pro rata share of any indebtedness or lease agreements to which the entity is a party in proportion to their ownership interest in the entity. As of September 30, 2013, we guaranteed a total of $30.3 million of debt, consisting of $27.8 million at consolidated facilities and $2.5 million in the aggregate at nonconsolidated and managed-only facilities. For more information regarding guarantees made to nonconsolidated or managed-only facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Transactions.” There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the general partnership, LP, LLP or LLC if there is a default, or that the physician partners or co-members would have sufficient assets to satisfy their guarantee obligations.

We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our balance sheet at September 30, 2013 contained intangible assets, including goodwill, of $752.9 million. Future acquisitions that result in the recognition of additional long-lived and intangible assets would cause an increase in these types of assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any potential impairment to the carrying value of these assets could exist. Estimates of the future cash flows associated with the assets are critical to the impairment assessments. Changes in estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on our business, prospects, results of operations and financial condition.

We recognize an impairment charge when the decline in the estimated fair value of our equity method investments in our nonconsolidated facilities below their book value are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future prospects of an equity method investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery and the financial condition and near-term prospects of the facility. Our current evaluation of other-than-temporary impairments reflects our intent to maintain our equity method investments for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these investments may change in future periods as a result of facts and circumstances impacting the operations of the facility. If our intent changes and we do not expect the equity method investment to fully be recoverable, we will write down the investment to its fair value in the period that our intent changes.

If we are unable to manage and secure our information systems effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems, which require continual maintenance, upgrading and enhancement to meet our operational needs. Any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenues. Moreover, our growth and acquisition strategy will require frequent transitions and integration of various information systems. If we are unable to properly integrate other information systems or expand our current information systems, we could suffer, among other things, operational disruptions, disruptions in cash flows and increases in administrative expenses.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

We may not be able to fully realize the value of our net operating loss carryforwards.

As of December 31, 2012, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $244.1 million. Such losses expire in various amounts at varying times beginning in 2027. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. While we believe we will be able to use a substantial portion of these tax benefits before they expire, no such assurances can be provided.

As of December 31, 2012, we maintained a full valuation allowance of $151.8 million against our deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. While we have concluded that a full valuation allowance continued to be appropriate as of September 30, 2013, we are continually monitoring actual and forecasted earnings. If there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

If reversal of the valuation allowance does occur, we will need to continue to monitor results. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. It is possible that future transactions, not all of which would be within our control (including a further possible sale by TPG or MTS-SCA Acquisition LLC of some or all of their respective shares of our common stock), could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.

Our facilities may be adversely impacted by weather and other factors beyond our control.

The financial results of our facilities may be adversely impacted by adverse weather conditions, such as tornadoes, earthquakes and hurricanes, or other factors beyond our control, such as wildfires. These weather conditions or other factors could disrupt patient scheduling, displace our patients, teammates and physician partners and force certain of our facilities to close temporarily or for an extended period of time. In certain markets, including Southern and Northern California, we have a large concentration of surgery centers that may be simultaneously affected by adverse weather conditions, earthquakes, wildfires or other events beyond our control.

Risks Related to Healthcare Regulation

We are currently unable to predict the impact of the Health Reform Law, which represents a significant change to the healthcare industry.

The Health Reform Law will change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment of programs where reimbursement is tied to quality. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, through which healthcare providers are paid a single “bundled” payment for multiple services delivered to a single patient during a specific episode of care or period of time.

The Health Reform Law was signed into law in March of 2010 and was largely upheld as constitutional by the Supreme Court on June 28, 2012. However, many of its measures do not take effect until 2014. In addition, the Health Reform Law’s employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, will be delayed until January 1, 2015. Further, it is unclear how many states will decline to implement the Medicaid expansion provisions of the law. The Health Reform Law is intended to provide coverage and access to substantially all Americans, to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, expanding Medicare’s use of value-based purchasing programs, tying facility payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicaid eligibility, requiring many health plans (including Medicare) to cover, without cost-sharing, certain preventative services and expanding access to health insurance. The Health Reform Law also places limitations on an exception to Section 1877 of the Social Security Act, or the “Stark Law,” which allows physicians to invest in hospitals if the physicians’ investments are in the entire hospital and not just a department of the hospital (the “whole hospital exception”). Among other things, the Health Reform Law prohibits hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, and places restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds. The Health Reform Law provides for additional enforcement tools, cooperation between federal agencies and funding for enforcement. It is difficult to predict the impact the Health Reform Law will have on our operations given the delay in implementing regulation, pending court challenges and possible amendment or repeal of elements of the Health Reform Law. The Health Reform Law mandates reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare’s annual inflation updates, which became effective in 2010 and 2012. Further, additional cuts to Medicare and Medicaid payments are expected as Congress continues to deal with the U.S. fiscal crisis.

The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools for the Federal government, increases cooperation between federal agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law (i) provides $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (ii) expands the scope of the Recovery Audit Contractor (“RAC”) program to include both the Medicaid and Medicare Advantage plans; (iii) authorizes the U.S. Department of Health and Human Services (“HHS”), in consultation with the Office of Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud”; (iv) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (v) strengthens the rules for returning overpayments made by governmental health programs, including expanding liability under the False Claims Act (the “FCA”) to extend to failures to timely repay identified overpayments.

As a result of the Health Reform Law, we expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, increased enforcement of infection control standards and implementation of other quality control measures. Several commercial payors also do not reimburse providers for certain preventable adverse events. The Health Reform Law also contains a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, CMS has established an ASC Quality Reporting Program, which will be implemented beginning with 2014 payment determinations, based on data collected beginning in 2012. An increased emphasis by government and accreditation agencies on the accuracy of quality reporting, quality performance and more rigorous performance standards and oversight could result in a reduction of the payments and fees that we receive from Medicare.

Further, the Health Reform Law provides for the establishment of state and federal health insurance exchanges. The purpose of the exchanges is to provide consumers, including individuals that do not currently have health insurance, with a convenient and transparent marketplace through which individual health insurance products may be purchased. The exchanges became operational on October 1, 2013, with insurance coverage purchased through the exchanges taking effect in January 2014. It is possible that rates payable to providers under health insurance policies purchased by an individual on an exchange will be lower than rates payable under policies purchased by an employer for a group. It is also possible that some employers will opt, under the so-called “pay or play” rules, to cease providing group coverage and pay a penalty, leaving their employees to purchase individual policies through the exchanges. The impact of the health insurance exchanges on the market for individual policies, and the rates payable to providers under health insurance products offered through these exchanges, is uncertain.

Because of the many fluid and dynamic variables involved, we are currently unable to predict the net effect of the Health Reform Law and other associated changes within the healthcare industry on us or our operations. Further, it is unclear how efforts to repeal or revise the Health Reform Law will be resolved or what the impact, if any, would be of any resulting changes to the law. However, depending on how the Health Reform Law is ultimately interpreted, amended and implemented, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to comply with or otherwise incur liabilities under the numerous federal and state laws and regulations relating to the operation of our facilities, we could incur significant penalties or other costs or be required to make significant changes to our operations.

We are subject to many laws and regulations at the federal, state and local government levels in the markets in which we operate. These laws and regulations require that our facilities meet various licensing, certification and other requirements, including, but not limited to, those relating to:

•	ownership and control of our facilities;

•	qualification of medical and support persons;

•	pricing of, billing for and coding of services and properly handling overpayments;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	maintenance and preservation of medical records;

•	financial arrangements between referral sources and our facilities;

•	the protection of privacy, including patient and credit card information;

•	provision of emergency services;

•	antitrust;

•	state licensing standards; and

•	environmental protection, health and safety.

If we fail or have failed to comply with applicable laws and regulations, we could subject ourselves to administrative, civil or criminal penalties, cease and desist orders, forfeiture of amounts owed and recoupment of amounts paid to us by governmental or commercial payors, loss of licenses necessary to operate and disqualification from Medicare, Medicaid and other government-sponsored healthcare programs.

We do not control compliance programs at certain of our nonconsolidated facilities; however, if there are failures in compliance or regulatory violations at those facilities, such failures or violations could have a material adverse effect on our business, prospects, results of operations and financial condition.

In pursuing our growth strategy, we may seek to expand our presence into states in which we do not currently operate. In new geographic areas, we may encounter laws and regulations that differ from those applicable to our current operations. If we are unwilling or unable to comply with these legal requirements in a cost-effective manner, we will not be able to expand into new states.

In addition, some of the governmental and regulatory bodies that regulate us are considering or may in the future consider enhanced or new regulatory requirements. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could detrimentally affect the way we conduct our business and manage our capital, either of which, in turn, could have a material adverse effect on our business, prospects, results of operations and financial condition.

If laws or regulations governing physician ownership of our facilities change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with our surgical facilities.

Regulatory changes or changes in the interpretation of existing laws or regulations may obligate us to purchase all of the ownership interests of the physician investors in partnerships or LLCs that own and operate our facilities. Such changes would include those that:

•	make illegal the referral of patients to our facilities by physician investors;

•	create a substantial likelihood that cash distributions to physician investors from the partnerships or limited liability companies through which we operate our facilities would be illegal; or

•	make illegal the ownership by the physician investors of interests in the partnerships or limited liability companies through which we own and operate our facilities.

In addition, some of our partnership and operating agreements with our physician partners and management agreements with our facilities require us to renegotiate such agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of such agreements if such renegotiations are not successful.

We cannot control whether or when any of these regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership interests in our facilities, our existing capital resources would not be sufficient for us to meet this obligation. These obligations and the possible termination of our partnership, operating and management agreements would have a material adverse effect on our business, prospects, results of operations and financial condition.

The Medicare and Medicaid programs, which together provide a material portion of our net patient revenues, are particularly susceptible to legislative and regulatory changes that could adversely affect our revenues and profitability.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements. Any of these factors could adversely affect the level and timing of payments to our surgical facilities. For the year-ended December 31, 2012, payments from Medicare and Medicaid represented approximately 21% and 4% of our net patient revenues, respectively and for the nine-months ended September 30, 2013, payments from Medicare and Medicaid represented 22% and 3% of our net patient revenues, respectively.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The BCA-mandated spending reductions went into effect on March 1, 2013. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending.

Many states must operate with balanced budgets and the Medicaid program is often the largest budget expenditure for many states. The current economic environment has increased the budgetary pressures on many states and these budgetary pressures have resulted, and likely will continue to result, in decreased spending or decreased spending growth for Medicaid programs in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated.

The Tax Relief and Health Care Act of 2006 permitted the Secretary of HHS to require ASCs to report certain quality information beginning in 2009. CMS has established an ASC Quality Reporting Program, which will be implemented beginning with 2014 payment determinations, based on data collected beginning in 2012. An increased emphasis by government and accreditation agencies on the accuracy of quality reporting could result in a reduction of the payments that we receive from Medicare.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payors are reduced or if the scope of services covered by governmental payors is limited there could be, in either case, a material adverse effect on our business, prospects, results of operations and financial condition.

Our surgical facilities do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute. If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.

The Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state.

In July 1991, HHS issued final regulations defining various “safe harbors” under the Anti-Kickback Statute. Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the Federal government to determine compliance. Two of the original safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgical facilities. However, the structure of the entities operating our facilities generally does not satisfy all of the requirements of either such safe harbor.

In November 1999, HHS issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, ASCs. However, our ASC arrangements do not comply with all the requirements of the ASC safe harbor and, therefore, are not immune from government review or prosecution.

Further, we employ dedicated marketing personnel whose job functions include the recruitment of physicians to practice surgery at our centers. These teammates are paid a base salary plus a productivity bonus. We believe our employment arrangements with these teammates are consistent with a safe harbor provision designed to protect payments made to teammates. However, a government agency or private party may assert a contrary position.

Although we believe that our business arrangements do not violate the Anti-Kickback Statute or similar state laws, a government agency or a private party may assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our relationships with our physician partners to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician partners were alleged or deemed to violate the Anti-Kickback Statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral to an entity for the furnishing of certain “designated health services” otherwise payable under Medicare or Medicaid if the physician or a member of the physician’s immediate family has a financial relationship with the entity, such as an ownership interest or compensation arrangement, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare or Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. HHS, acting through CMS, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ASC from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ASC. However, if the ASC is separately billing Medicare for designated health services that are not covered under the ASC’s composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally. In addition, we believe that physician ownership of ASCs is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Moreover, the Stark Law applies to our five surgical hospitals. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Federal law restricts the ability of our surgical hospitals to expand surgical capacity.

The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. However, the Health Reform Law dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to our five surgical hospitals, each of which had a Medicare provider agreement in place prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure. However, the Health Reform Law prohibits “grandfathered” hospitals from increasing their percentage of physician ownership, and it limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms.

Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, and we may be subject to such audits and investigations, including actions for false and other improper claims.

Federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; and medical necessity of services provided. In addition, the OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the Federal government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances, including claiming payment for unnecessary services if the claimant merely should have known the services were unnecessary and claiming payment for low-quality services if the claimant should have known that the care was substandard. In addition, a violation of the Stark Law or the Anti-Kickback Statute can result in liability under the FCA.

Over the past several years, the Federal government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the Federal government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violators of the FCA are subject to severe financial penalties, including treble damages and per claim penalties in excess of $10,000. Because our facilities perform hundreds or thousands of similar procedures each year for which they are paid by Medicare, and since the statute of limitations for such claims extends for six years under normal circumstances (and possibly as long as ten years in the event of failure to discover material facts), a repetitive billing error or cost reporting error could result in significant, material repayments and civil or criminal penalties.

Under the “qui tam,” or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the Federal government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. These qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the Federal government and the presiding court. It is possible that qui tam lawsuits have been filed against us and that we are unaware of such filings. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the Medicare and Medicaid programs has increased. In addition, under the Health Reform Law, if we receive an overpayment, we must report and refund the overpayment before the later of sixty days after the overpayment was identified or the date any corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the FCA. Although we believe that our operations comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are also subject to various state laws and regulations, as well as contractual provisions with commercial payors that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgical facilities are in material compliance with all such laws, regulations and contractual provisions regarding the submission of claims. We cannot be sure, however, that none of our surgical facilities’ claims will ever be challenged. If we were found to be in violation of a state’s laws or regulations, or of a commercial payor contract, we could be forced to discontinue the violative practice and be subject to recoupment actions, fines and criminal penalties, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

All payors are increasingly conducting post-payment audits. For example, CMS has implemented the RAC program, involving Medicare claims audits nationwide. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expanded the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. We are regularly subject to these external audits and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of program payment or other governmental sanctions.

To participate in and receive payment from the Medicare program, our facilities must comply with regulations promulgated by CMS. These regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth specific requirements with respect to the facility’s physical plant, equipment, personnel and standards of medical care. All but two of our surgery centers and surgical hospitals are certified to participate in the Medicare program and three recently acquired facilities and two de novo centers’ certifications are currently pending. As such, these facilities are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS. Under the ASC survey process, the surveyors are becoming more familiar with expanded interpretive guidance and the updated ASC conditions for coverage, which may lead to an increased number of deficiency citations requiring remedy with appropriate action plans. Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination from participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions and respond to surveys, but we cannot be sure that our facilities are or will always remain in full compliance with the requirements.

We are subject to federal privacy regulations enacted under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and ensuring continued compliance with HIPAA could require us to expend significant resources and capital, impair our profitability and limit our ability to grow our business.

HIPAA mandates the adoption of privacy, security and integrity standards related to patient information and standardizes the method for identifying providers, employers, health plans and patients. Numerous federal regulations have been adopted under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in substantial compliance with those regulations. These actions include the establishment of policies and procedures, teammate training, identifying “business associates” with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

Other federal regulations adopted under HIPAA require our surgical facilities to conduct certain standardized healthcare transactions, including billing and other claim transactions. We have undertaken significant efforts involving substantial time and expense to ensure that our surgical facilities and hospitals submit HIPAA-compliant transactions. We anticipate that continual time and expense will be required to submit HIPAA-compliant transactions and to ensure that any newly acquired facilities can submit HIPAA-compliant transactions.

In addition, compliance with the HIPAA security regulations requires ASCs, hospitals and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected healthcare information maintained, used and disclosed in electronic form. We have taken actions in an effort to be in compliance with these regulations and believe that we are in substantial compliance with the HIPAA security regulations. A cyber-attack that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. For additional information regarding the risks related to management and security of our information systems, see “— If we are unable to manage and secure our information systems effectively, our operations could be disrupted.”

The American Recovery and Reinvestment Act of 2009, as amended (“ARRA”), broadened the scope of the HIPAA privacy and security regulations. Among other things, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. ARRA and its implementing regulations also require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. Pursuant to a rule issued to implement ARRA, HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA strengthened HIPAA’s enforcement provisions. ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. In addition, ARRA authorized state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

In addition, states may impose more protective privacy laws, and both state and federal laws are subject to modification or enhancement of privacy protection at any time. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of confidential health information. If we fail to comply with HIPAA or similar state laws, we could incur substantial monetary penalties.

If we fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. We have incurred $3.7 million of operating expenses to implement our certified EHR technology and to meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. In addition, although the ARRA incentive payment program does not apply to surgery centers, we have not yet determined an EHR solution for our surgery center facilities. A requirement that surgery centers adopt and meaningfully use EHR technology could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

Health plans and providers, including our facilities, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2014. This transition requires significant investment in coding technology and software, and training of staff involved in the coding and billing process. In addition to these upfront costs of transitioning to ICD-10, our facilities could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving either our systems, or the systems and implementation efforts of health plans and their business partners. Further, the extent to which the transition to the more detailed ICD-10 coding system could result in decreased reimbursement, because the use of ICD-10 codes results in conditions being reclassified to payment groupings with lower levels of reimbursement than assigned under the previous system, is unknown at this time.

Efforts to regulate the construction, relocation, acquisition, change of ownership, change of control or expansion of healthcare facilities could prevent us from acquiring additional facilities, renovating our existing facilities or expanding the breadth of services we offer.

Some states require us to apply for and receive prior approval, typically in the form of a certificate of need (“CON”), for the construction, relocation, acquisition, change of ownership or change of control of healthcare facilities or expansion of the number of operating or procedure rooms or services our facilities offer. In granting approval, these states consider the need for additional or expanded healthcare facilities or for additional or expanded services. Additionally, third parties, including our competitors, have the right to, and often do, object to our applications for a CON. In many of the states in which we currently operate, CONs must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters, including change of control or change of ownership. At such time that TPG’s percentage of ownership of us drops below 50%, whether as result of our issuances of additional shares of common stock or as a result of TPG’s sale of shares of our common stock, or there is otherwise deemed to be a change of control or change of ownership of us, certain states will require that either a new CON be obtained, or an exemption to such requirement be applied for and granted. Other states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a CON could be significant, and we cannot ensure that we will be able to obtain the CON or other required approvals for the addition, expansion or change of control or change of ownership of facilities or services in the future. If we are unable to obtain required approvals, we may not be able to acquire additional facilities, expand healthcare services we provide at our existing facilities or replace, expand or relocate our facilities.

If antitrust enforcement authorities conclude that our market share in any particular market is too concentrated, that our or our health system partners’ commercial payor contract negotiating practices are illegal, or that we violate other antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, prospects, results of operations and financial condition.

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.

The healthcare laws and regulation to which we are subject are constantly evolving and may change significantly in the future.

The regulation applicable to our business and to the healthcare industry generally to which we are subject is constantly in a state of flux. While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Risks Related to Ownership of our Common Stock

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

TPG controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance requirements. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	that we have a compensation committee that is composed entirely of independent directors.

We are currently utilizing these exemptions. As a result, we do not currently have a majority of independent directors on our board of directors, and our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules directed each of the national securities exchanges to develop listing standards requiring, among other things, that:

•	compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and

•	compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

On January 11, 2013, the SEC approved the proposed listing standards of the national securities exchanges, including the NASDAQ, related to, among other items, compensation committee independence requirements. As a “controlled company,” we are not subject to these compensation committee independence requirements, but we are subject to the other requirements.

TPG has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.

We are controlled by TPG and they own approximately 62.8% of our common stock. Pursuant to the Stockholders’ Agreement, TPG has the right to designate a majority of the seats on our board of directors, and as a result Mr. Sisitsky, a TPG Partner, Mr. Rhodes, a TPG Principal, and Mr. Geiser and

Dr. Mansukani, each of whom provide consulting services to TPG, have been appointed to our board of directors. As a result, TPG can exercise control over our affairs and policies, including the approval of certain actions such as amending our Certificate of Incorporation, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), appointing members of our management and any transaction that requires stockholder approval regardless of whether others believe that such change or transaction is in our best interests. The interests of TPG may not be consistent with your interests as a stockholder. So long as TPG continues to hold a majority of our outstanding common stock, TPG will have the ability to control the vote in any election of directors, amend our Certificate of Incorporation or By-Laws or take other actions requiring the vote of our stockholders. Even if the amount owned by TPG is less than 50%, TPG will continue to be able to strongly influence or effectively control our decisions. So long as TPG collectively owns at least 50% of the shares of our common stock held by them at the closing of our initial public offering, they will be able to designate for nomination a majority of the seats on our board of directors. This control may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, although we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which regulates corporate takeovers, our Certificate of Incorporation contains similar provisions related to business combinations with interested stockholders and provides that TPG and any of its direct or indirect transferees and any group as to which such persons are a party, do not constitute interested stockholders for purposes of this provision.

Additionally, TPG is in the business of making investments in companies and may currently hold, and may from time to time in the future acquire, controlling interests in businesses engaged in industries that complement or compete, directly or indirectly, with certain portions of our business. Further, if TPG pursues other acquisitions in our industry, those acquisitions may not be available to us. So long as TPG continues to indirectly own a significant amount of our equity, TPG will continue to be able to strongly influence or effectively control our decisions.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” under the JOBS Act, and we are permitted to, and currently intend to, take advantage of certain exemptions from certain disclosure requirements. We are an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the completion of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important. Although we currently intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Some provisions of Delaware law and our governing documents could discourage a takeover that stockholders may consider favorable.

In addition to TPG’s ownership of a controlling percentage of our common stock, Delaware law and provisions contained in our Certificate of Incorporation and By-Laws could have the effect of delaying, deferring or preventing a change of control of us. A change of control could be proposed in the form of a tender offer or takeover proposal that might result in a premium over the market price for our common stock. In addition, these provisions could make it more difficult to bring about a change in the composition of our board of directors, which could result in entrenchment of current management. For example, our Certificate of Incorporation and By-Laws:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	require that the number of directors be determined, and any vacancy or new board seat be filled, only by the board of directors;

•	do not permit stockholders to act by written consent once TPG ceases to beneficially own more than 50% of our outstanding shares entitled to vote generally in the election of directors;

•	do not permit stockholders to call a special meeting, provided, however, at any time when TPG beneficially owns at least 50% of our outstanding shares entitled to vote generally in the election of directors, special meetings of our stockholders shall also be called by the board of directors or the chairman of the board of directors at the request of TPG;

•	require a 66 2/3% vote of all outstanding shares entitled to vote generally in the election of directors in order to amend certain provisions in the Certificate of Incorporation and By-Laws;

•	provide that our directors may be removed only for cause by the affirmative vote of at least 66 2/3% of our outstanding shares entitled to vote generally in the election of directors;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, by our board of directors without stockholder approval; and

•	contain provisions similar to that of Section 203 of the DGCL related to business combinations with interested stockholders and provide that TPG and any of its direct or indirect transferees and any group as to which such persons are a party, do not constitute interested stockholders for purposes of this provision.

Many of our employment agreements, plans and equity arrangements with our executive officers also contain change of control provisions. Under the terms of these arrangements, the executive officers are entitled to receive (i) certain payments or benefits upon a termination without cause or for good reason and (ii) accelerated vesting of option awards if the executive is terminated without cause or for good cause within the two-year period following a change in control. We note that a change in control should not be triggered under these arrangements solely by this offering.

These and other provisions of our organizational documents and Delaware law may have the effect of delaying, deferring or preventing changes of control or changes in management, even if such transactions or changes would have significant benefits for our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Prior to our initial public offering, there was no prior public market for our common stock and an active, liquid trading market for our common stock may not develop.

Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on the NASDAQ Global Select Market, we do not know whether third parties will find our common stock to be attractive or whether firms will be interested in continuing to make a market in our common stock. If an active and liquid trading market does not develop or is not sustained, you may have difficulty selling any of our common stock that you have purchased at an attractive price, or at all. The market price of our common stock may decline below its initial offering price, and you may not be able to sell your shares of our common stock at or above the price you paid for them, or at all, and may suffer a loss on your investment.

You may incur further dilution in the net tangible book value of the shares you have purchased.

We have a large number of outstanding stock options to purchase common stock with exercise prices that are below the initial public offering price of our common stock. In addition, HealthSouth Corporation (“HealthSouth”) holds an unvested option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition in 2007 on a fully diluted basis, which becomes exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. To the extent that these stock options are exercised or the option held by HealthSouth to purchase common shares becomes vested and is exercised, you may experience further dilution in the net tangible book value of the shares of common stock you have purchased.

The market price of our common stock may fluctuate significantly, and you could lose all or part of your investment as a result.

There is no guarantee that our common stock will appreciate in value or maintain the price at which our stockholders have purchased their shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, including the following:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	strategic actions by us or our competitors;

•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	changes in business or regulatory conditions;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	changes in accounting principles;

•	announcements by third parties or governmental entities of significant claims or proceedings against us;

•	new laws and governmental regulations applicable to the healthcare industry, including the Health Reform Law;

•	a default under the agreements governing our indebtedness;

•	future sales of our common stock by us, directors, executives and significant stockholders;

•	changes in domestic and international economic and political conditions and regionally in our markets; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

Furthermore, the stock market has recently experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at a price significantly below the price at which any stockholder purchased his or her shares.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of procedures at our facilities;

•	the impact to the marketplace of competitive products and pricing;

•	surgery-related supplies, implants and equipment availability and cost;

•	changes in or announcements regarding potential changes to Medicare reimbursement rates; and

•	shifts in our ownership percentage in our facilities.

If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

If we or our existing investors sell additional shares of our common stock, the market price of our common stock could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

At the completion of our initial public offering, we had 38.1 million shares of common stock outstanding. Of these outstanding shares of common stock, all of the shares of common stock sold in the initial public offering are freely tradable in the public market. We believe 26.9 million shares are restricted securities as defined in Rule 144 under the Securities Act (“Rule 144”) and may be sold by the holders into the public market from time to time in accordance with and subject to limitation on sales by affiliates under Rule 144.

We, our directors, our executive officers, TPG and the selling stockholders agreed not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 180 days beginning on October 29, 2013 without first obtaining the written consent of J.P. Morgan Securities LLC and Citigroup Global Markets Inc.

In connection with our initial public offering, we have entered into a registration rights agreement with TPG and certain members of our management and our board of directors, which provides the signatories thereto the right, under certain circumstances, to require us to register their shares of common stock under the Securities Act for sale into the public markets.

Currently, we have approximately 2.0 million shares issuable upon the exercise of outstanding vested stock options under our equity incentive plans, approximately 1.1 million shares subject to outstanding unvested stock options under our equity incentive plans, and approximately 2.4 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of shares of our common stock following the vesting of outstanding stock options could cause the market price of our shares of common stock to decline.

Because we do not currently intend to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently intend to retain future earnings, if any, for future operation, expansion and debt repayment and do not intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Senior Secured Credit Facilities. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

Surgical Care Affiliates, Inc. is a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our direct operating subsidiary, SCA. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries, including from SCA. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See “— Risks Related to our Business — The terms of our Senior Secured Credit Facilities and the Indenture governing the Senior Subordinated Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.” for additional information regarding the limitations currently imposed by our Senior Secured Credit Facilities and the Indenture governing the Senior Subordinated Notes. In addition, our subsidiaries, including our direct operating subsidiary, SCA, are separate and distinct legal entities and have no obligation to make any funds available to us.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2014, our management will be required to report on the effectiveness of our internal controls over financial reporting. However, until such time as we cease to be an “emerging growth company”, as more fully described in “— We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.”, our independent registered accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting in compliance with Section 404(b) of the Sarbanes-Oxley Act.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. As we only recently became a public company following the completion of our initial public offering on November 4, 2013, we have limited accounting personnel and other resources with which to address our internal controls and procedures. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result, we could become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” under the JOBS Act.

Since the completion of our initial public offering of common stock, we have been required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and has resulted, and will continue to result, in increased costs to us and could have a material adverse effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We have implemented, and will continue to implement, additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “— We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.” for additional information on when we may cease to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

If securities or industry analysts do not publish, cease publishing or publish inaccurate or unfavorable research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If we do not establish and maintain adequate research coverage, or if any of the analysts who may cover us downgrade our common stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets and demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2013, the Company completed an initial public offering of its common stock in which it issued and sold 7,857,143 shares of common stock and the selling shareholders offered and sold 3,387,301 shares of common stock, including 1,466,666 shares of common stock from certain of the selling stockholders pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-190998), which was declared effective by the SEC on October 29, 2013. All securities registered in the Company’s Registration Statement on Form S-1 were sold pursuant to an underwriting agreement dated as of October 29, 2013. The common stock is listed on the NASDAQ Global Select Market under the symbol “SCAI”. The Company’s shares of common stock were sold to the public at an initial offering price of $24.00 per share. The aggregate offering price for the shares of common stock issued and sold by the Company was $188.6 million and the aggregate underwriting discount for these shares of common stock issued and sold by the Company was $11.8 million. We incurred approximately $5.0 million of expenses in connection with the initial public offering. The proceeds to us, net of total expenses, were approximately $171.8 million. The Company did not receive any proceeds from shares sold by the selling shareholders. The aggregate offering price for the shares of common stock, including shares sold in the overallotment option, sold by the selling stockholders was $81.3 million and the aggregate underwriting discount for these shares of common stock sold by the selling stockholders was $5.0 million.

We intend to use the net proceeds received in the offering to redeem all $150.0 million in aggregate principal amount of the Senior Subordinated Notes at a redemption price of 103.333% of principal amount thereof, plus accrued and unpaid interest thereon. On November 4, 2013, SCA and the Co-Issuer issued a notice of redemption communicating its intent to redeem the Senior Subordinated Notes. The remainder of the proceeds are intended to be used for other general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the SEC on October 30, 2013 pursuant to Rule 424(b).

Affiliates of TPG Capital BD, LLC, one of the underwriters in the initial public offering, owns more than 10% of our outstanding capital stock, and Todd B. Sisitsky, our chairman of the board of directors, and Jeffrey K. Rhodes, a member of our board of directors, serves as a Partner and Principal, respectively, of TPG. We and the selling stockholders paid an underwriting discount of approximately $0.7 million to TPG Capital BD, LLC in connection with the sale of common shares in our initial public offering.

None of the use of proceeds in connection with the initial public offering will be a direct or indirect payment to directors, officers, persons owning 10% or more of any class of equity securities of us.

J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as joint bookrunning managers and as representatives of the underwriters in the offering. BofA Merrill Lynch, Barclays Capital Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC also served as bookrunners in the offering. BMO Capital Markets Corp., SunTrust Robinson Humphrey, Inc. and TPG Capital BD, LLC served as co-managers in the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed via amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGICAL CARE AFFILIATES, INC. (Registrant)

Date: November 14, 2013	/s/ Andrew Hayek
Andrew Hayek President and Chief Executive Officer

Date: November 14, 2013	/s/ Peter Clemens
Peter Clemens Executive Vice President and Chief Financial Officer