Form 10-K
period 2013-12-31
Surgical Care Affiliates, Inc.
filed 2014-03-24
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

Commission file number: 001-36154

SURGICAL CARE AFFILIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8740447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Suite 250 Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(847) 236-0921

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on March 20, 2014 was $455,520,019. The registrant has provided this information as of March 20, 2014 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 20, 2014
Common stock, par value $0.01 per share	38,261,138 shares

SURGICAL CARE AFFILIATES, INC.

FORM 10-K

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to ASC Acquisition LLC and its consolidated affiliates prior to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013 and to Surgical Care Affiliates, Inc. and its consolidated subsidiaries after our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013. In addition, unless the context otherwise indicates or requires, the term “SCA” refers to Surgical Care Affiliates, LLC, our direct operating subsidiary.

Pursuant to the conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc. at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted stock unit (“RSU”) of Surgical Care Affiliates, Inc. All information included in this Annual Report on Form 10-K is presented giving effect to the conversion.

On October 29, 2013, the Company’s Registration Statement on Form S-1 (File No. 333-190998) and the Company’s Registration Statement on Form 8-A each became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in “Part I, Item 1A. Risk Factors”.

Part I

Item 1.	BUSINESS

Overview

We are a leading national provider of solutions to physicians, health systems and payors to optimize surgical care. We operate one of the largest networks of outpatient surgery facilities in the United States, which as of December 31, 2013, was comprised of 171 ambulatory surgery centers (“ASCs”), five surgical hospitals and one sleep center with 11 locations. Our business model is focused on building strategic relationships with leading health systems, physician groups and payors to acquire and develop facilities in an aligned economic model that enables better access to lower cost, high-quality care. As of December 31, 2013, we owned and operated facilities in partnership with 43 leading health systems and approximately 2,000 physician partners. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

The healthcare industry is in the midst of a transition characterized by increasing focus on cost containment and clinical outcomes, driven by recent regulatory efforts and new payment and delivery models, such as Accountable Care Organizations (“ACOs”). In this environment, improving clinical quality and reducing the cost of surgical delivery, which represents one of the largest components of medical spending in the United States, will be of greater focus. We believe we are a critical part of the solution because we provide a lower-cost delivery alternative that (1) we believe enhances the quality of care and patient experience, (2) provides a strategic approach for physicians that improves productivity and economic alignment, (3) enables our health system partners to expand access within their markets while addressing the pressures resulting from changing payment models and (4) offers an efficient and lower-cost alternative for payors, employers and other health plan sponsors.

Our scale of operations allows us to provide our affiliated physicians and health system partners with a comprehensive suite of services that support clinical quality, operational efficiency and enhanced financial performance. In addition to a growing network of lower-cost, high quality ASCs, we offer tools and systems in the areas of clinical benchmarking, clinical best practices, operating efficiency, care coordination and supply chain management. Our partnership model aligns the interests of our partners in achieving strong clinical and operational outcomes.

Following the purchase of our company in 2007 by TPG Global, LLC (together with its affiliates, “TPG”), MTS-SCA Acquisition LLC (“MTS”) and certain of our current and former directors, our senior leadership team has transformed our strategic approach from operating a scaled network of facilities to providing a comprehensive suite of solutions to multiple constituents along the surgical care continuum. We have experienced significant growth in our provider partnerships and enhanced our focus on clinical outcomes and patient experience, resulting in strong and consistent performance in our key financial and operating metrics. We believe our comprehensive solution set has established SCA facilities as a site of choice to patients, physicians, health systems and payors, as reflected in (1) our patient and physician Net Promoter Scores, which are measures of loyalty based on asking patients or physicians whether they would recommend our facilities to a friend or family member or colleague, as applicable, (2) growth in physician partners to approximately 2,000 as of December 31, 2013, with approximately 7,500 physicians performing procedures in our affiliated facilities in 2013 and (3) growth in health system partnerships from 18 to 43 from December 31, 2007 to December 31, 2013.

Our commitment to patient care, our outstanding teammates, our health system partnerships and our investments in systems and processes to drive results, coupled with strong industry trends, have enabled us to build a track record of growth. Our consolidated total net operating revenues increased from $744.9 million in 2011 to $802.0 million in 2013, representing a 3.8% compounded annual growth rate (“CAGR”). Given the significant increase in the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we also review an internal supplemental operating measure that does not comply with generally accepted accounting principles (“GAAP”) called systemwide net operating revenues growth, which includes both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). Our systemwide net operating revenues grew by 15.2%, 16.4% and 17.0% during the years-ended December 31, 2013, 2012 and 2011, respectively. Our net losses increased from $9.7 million in 2011 to $51.3 million in 2013, our Adjusted EBITDA-NCI increased from $116.7 million in 2011 to $142.9 million in 2013, representing a 10.7% CAGR and our Adjusted Net Income increased from $28.1 million in 2011 to $49.3 million in 2013, representing a 32.5% CAGR. Adjusted EBITDA-NCI and Adjusted Net Income are non-GAAP financial measures and should not be considered substitutes for and are not comparable to our GAAP net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA-NCI and Adjusted Net Income Reconcilements” for an explanation of Adjusted EBITDA-NCI and Adjusted net income and a reconciliation to the most directly comparable GAAP financial measures.

The revenues and expenses of affiliated facilities in which we do not have a controlling interest but do have an equity interest are not directly included in our consolidated GAAP results, rather only the net income earned from such facilities is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, and we refer to such facilities as our “nonconsolidated facilities.”

We present Adjusted EBITDA-NCI because we believe it is useful for investors to analyze our operating performance on the same basis as that used by our management. Our management believes Adjusted EBITDA-NCI can be useful to facilitate comparisons of operating performance between periods because it excludes the effect of depreciation and amortization, which represents a non-cash charge to earnings, income tax, interest expense and other expenses or income not related to the normal, recurring operations of our business. In addition, Adjusted EBITDA-NCI is considered a non-GAAP financial measure and should not be considered a substitute for and is not comparable with net income or net operating income as determined in accordance with GAAP.

Strategic Partnerships with Leading Health Systems

In 2008, recognizing the trend towards branded integrated delivery systems in healthcare, we began to selectively partner with leading health systems in specific markets. From December 31, 2007 to December 31, 2013, we have grown the number of our health system partners from 18 to 43. Our health system partners include many of the leaders in healthcare delivery, such as Indiana University Health, Inc. (“IUH”), MemorialCare, Sutter Health and Texas Health Resources (“THR”), among others. We believe we are a partner of choice to leading health systems because of our comprehensive suite of surgical solutions, expertise in clinical operations and efficiency programs and developmental expertise. Partnering with leading health systems allows us to enter new markets in a capital-efficient way that provides us with immediate relevance to our partners, physicians and payors, translating into greater stability and growth opportunity. Our material health system partners are IUH, MemorialCare, Sutter Health and THR.

When we partner with a health system in a three-way joint venture, we typically hold a noncontrolling ownership interest in a holding company that owns a majority or controlling ownership interest in the facility, while the health system partner holds the controlling interest in the holding company.

We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgical facilities. These co-development arrangements are an important source of differentiation and growth for our business. For example, through our relationship with Sutter Health, as of December 31, 2013, we have acquired and developed 17 facilities since 2007. Our success with high quality health system partners has also led them in some cases to have us manage the surgical departments of their hospital sites through our recently introduced hospital management solutions.

In addition to expanding the number of co-developed facilities within our existing partnerships, we continue to establish new partnerships with market-leading providers. During the twelve-months ended December 31,

2013, we added relationships with 15 new health system partners for an initial 27 affiliated facilities. Our co-development arrangements are often informal, but in some cases, we enter into formal co-development agreements with our health system partners. In these agreements, we agree to collaborate on the identification of opportunities for the acquisition or development of new facilities within a defined geographic area. The co-development agreements generally have a duration of one or two years, with the option to renew upon mutual agreement. Some of the co-development agreements contain termination provisions that allow either party to terminate the agreement upon 60 to 120 days’ notice or for cause and others are silent as to termination. For example, our co-development agreement with IUH provides that the Company and IUH will collaborate in good faith to identify, solicit and cultivate potential opportunities for the acquisition of facilities in Indiana. The co-development agreement with IUH provides that it will continue for so long as the partnership between the Company and IUH continues.

Our Affiliated Facilities

Our network of facilities includes:

•	ASCs. Like hospitals, ASCs serve as locations where physicians on each individual facility’s medical staff perform surgeries on their patients. Our ASCs provide the facilities, equipment, supplies and clinical support staff necessary to provide non-emergency surgical services to patients not requiring hospitalization. Surgeries in ASCs are typically reimbursed at significantly lower rates than in a hospital setting, and ASCs generally operate with greater efficiency and lower costs. For the year-ended December 31, 2013, our ASCs represented 87.7% of our net operating revenues.

•	Surgical hospitals. Our surgical hospitals allow physicians to perform a broader range of surgical procedures, including more complex surgeries, and allow patients to stay in the hospital for up to three days. For the year-ended December 31, 2013, our surgical hospitals represented 10.3% of our net operating revenues.

•	Hospital surgery departments. We also contract with hospitals to manage in-hospital surgery departments, which can focus exclusively on supporting physicians in the performance of surgeries on patients who do not require hospitalization (on an outpatient basis) or provide a full array of surgeries, including emergency surgeries, as well as surgeries on hospital inpatients and patients who will be admitted post-procedure. We believe managing hospital surgery departments strengthens our relationships with our hospital partners, as we are engaged across the continuum of surgical care. For the year-ended December 31, 2013, such hospital surgery departments represented 0.1% of our net operating revenues.

Physicians at our facilities provide surgical services in a wide variety of specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology, spine and gynecology, as well as other general surgery procedures. As of December 31, 2013, we consolidated the operations of 87 of our 177 affiliated facilities, had 60 nonconsolidated affiliated facilities and held no ownership in 30 affiliated facilities that contract with us to provide management services only. We provide management services to all but two of our 177 facilities.

Our Industry

Medical costs account for a substantial percentage of spending in America. The United States spent $2.7 trillion on healthcare in 2011, according to Centers for Medicare and Medicaid Services (“CMS”), and the percentage of gross domestic product devoted to healthcare has increased from 7.2% in 1970 to 17.9% in 2011. Surgical delivery is one of the largest components of medical costs in the United States, currently representing approximately 30% of medical spending for individuals with commercial insurance, according to our estimates.

Against this backdrop, we believe that we are well positioned to benefit from trends currently affecting the markets in which we compete, including:

Continued Migration of Procedures out of Hospitals

According to the American Hospital Association, from 1991 to 2011, outpatient surgeries increased from 52.3% of total surgery volumes to 64.2%. In addition, a significant share of outpatient surgeries shifted from hospitals to free-standing facilities over a similar period. Advancements in medical technology, such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following certain surgical procedures. Improvements in anesthesia have also shortened the recovery time for many patients by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization. These medical advancements have significantly increased the number of procedures that can be performed in a surgery center and have fueled the migration of surgical procedures out of hospitals and into outpatient settings. We expect that continued advancements in healthcare delivery and regulatory reform will further this trend.

Growing Focus on Containment of Healthcare Costs

Because of an increased focus on controlling the growth of healthcare expenditures in our economy, constituents across the healthcare continuum, including government payors, private insurance companies and self-insured employers, are implementing meaningful cost containment measures. These initiatives have contributed to the shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective settings, such as ASCs. For example, based on 2014 Medicare fee schedules, a procedure in an ASC costs, on average, 55% of what the same procedure costs when performed in a hospital surgery department, according to the Ambulatory Surgery Center Association. The cost differential creates savings for the government, Medicare plans, commercial payors and patients when a procedure is performed at an ASC instead of a hospital-based surgery department. We expect this cost effectiveness will continue to fuel the migration of procedures into the ASC setting.

In addition, as self-insured employers look to reduce their overall healthcare costs, they are shifting increased financial responsibility to patients through higher co-pays and deductibles. These changes to health plan design, coupled with increased pricing transparency, have encouraged patients to seek out more cost-effective options for their healthcare delivery. Because of their cost advantage and high patient satisfaction, ASCs stand to benefit from this increase in consumerism.

Opportunities Created by Healthcare Legislation

We anticipate that recent healthcare legislation will create greater opportunities for cost-effective providers of healthcare. The Patient Protection and Affordable Care Act (“PPACA”) and other related healthcare reform activities are expected to promote the transition from traditional fee-for-service payment models to more “at risk” or “capitated” models in which providers receive a flat fee per member per month from payors, regardless of the cost of care. These changes will be reflected through the creation of ACOs or other payment model reforms. This shift will create financial incentives for “at-risk” providers to direct patient procedures into the most cost-effective settings, such as ASCs. We believe health systems, which are expected to remain the center of the delivery network in many markets, are resolving to shift many types of surgical cases out of their hospital surgery departments into the lower-cost ASC setting. Given that, according to management estimates, surgical spending currently represents approximately 30% of all medical spending for individuals with commercial insurance, the shift to “at risk” payment models is likely to create greater interest from health systems in expanding their delivery networks to include lower-cost surgical facilities.

Dynamics Impacting Health Systems

Many hospitals and health systems anticipate strategic and financial challenges stemming from healthcare reform and growing efforts to contain healthcare costs. In response, many health systems are focused on strategies to reduce operating costs, build market share, align with physicians, create additional service lines, expand their geographic footprint and prepare for new payment models, including ACOs, which are networks of doctors, hospitals and other healthcare providers who share responsibility for providing coordinated care to patients with the goal of reducing overall spending. As a result, a growing number of health systems are entering into strategic partnerships with select provider organizations that can provide focused expertise, scaled operating systems, best practices, speed of execution and financial capital.

These same trends have led many health systems to focus on increasing the efficiency and reducing the operating costs of their hospital surgery departments, which can be significant contributors to the profitability of an acute care hospital. We believe that efforts by hospital surgery departments to increase efficiency and reduce costs will continue to create demand for perioperative consulting and management services.

Increased Pressure on Physicians and Physician Groups

Physicians in many markets are increasingly interested in affiliating with leading health systems, especially in the context of an operating partner that can help ensure the continued efficiency of their practices. Uncertainty regarding reimbursement along with increased financial and administrative burdens resulting from healthcare legislation have contributed to the trend toward health system partnerships. As a result, physicians in many markets are pursuing partnerships with surgical providers and health systems in order to gain greater stability, access to scaled clinical and operating systems and a pathway to participating in new payment models. This is creating opportunities for providers with expertise and a track record of structuring partnerships with health systems and physicians in a way that creates value for all constituents.

Continued Provider Consolidation Driven by Changing Environment

We believe that consolidation among healthcare providers will continue due to cost pressures, a changing regulatory environment and the requirements imposed by new payment and delivery models. Our industry remains highly fragmented relative to other healthcare sectors, with the three largest companies in our industry operating an aggregate of only 12% of approximately 5,300 Medicare-certified ASCs in the United States as of December 31, 2013. We expect consolidation to continue, as larger operators like us bring to bear the benefits of systems, processes and larger-scale relationships.

Our Competitive Strengths

We believe that our commitment to outstanding patient care, our strategy and our market position align us to benefit from trends in the U.S. healthcare market. An environment that demands better access to high-quality care, improved patient experience, health system and physician partnership and continuous clinical and administrative improvement and efficiency aligns very well with our competitive strengths:

Multi-Pronged Growth Strategy Based on Aligned Economic Model and Diverse Business Mix

Our business model is focused on building strategic relationships with leading health systems, physician groups and payors to acquire, develop and operate facilities in an aligned economic model. The alignment of strategic and financial interests through shared ownership is an integral component of our ability to achieve strong results — clinically, operationally and financially. We believe our business model, which is aligned with secular industry trends demanding high quality, cost-effective settings of care, the need for more scaled partners in healthcare and the transition to a coordinated care delivery model, enables the following multiple growth avenues and positions us for long-term sustainable growth:

•

Strong same-site growth. We believe that several factors will contribute to continued same-site growth: (1) a significant majority of our facilities are multi-specialty (149 of our 177 affiliated facilities), (2) a payor mix weighted toward non-governmental payors (60% of our consolidated net patient revenues and 77% of net patient revenues at our nonconsolidated facilities for the year-ended December 31,

2013 came from commercial payors), (3) our partnerships with leading health systems, (4) our strong physician satisfaction and (5) the continued focus of our regional facility leadership on physician recruitment, leveraging our tools and systems.

•	In-market expansion and co-development with existing leading health system partnerships. We have partnered with many leading health systems in the country, and we are generally in the early stages of developing those health system partnerships. These partnerships create an opportunity for continued growth through expanding our footprint of facilities in the markets of our health system partners.

•	New health system partnerships. Many factors are driving health systems to increasingly seek out partners, including the need for focused expertise and scaled operating systems and the need for human and financial capital. These dynamics will contribute to our ability to add new health system partnerships to our existing portfolio.

•	Additional services across our broad suite of solutions. We provide a broad suite of solutions to meet the specific needs of our health system and physician partners in the communities they serve. These solutions include, among others, development of market growth strategies, multiple physician alignment models (including joint ventures and clinical co-management agreements), perioperative consulting and management services to assist health systems in increasing the efficiency of their own hospital surgery departments, supply chain management, data analytics and benchmarking and analytics to support the transition to new payment models. These additional services enhance patient care and strengthen our partnerships with health systems, physicians and payors while providing additional economic benefits to us.

•	Opportunistic acquisitions. Our partnership model with leading health systems enables us to be a strategic acquirer in multiple geographic markets within the fragmented ASC industry. From June 30, 2010 to December 31, 2013, we acquired or entered into management agreements with 33 facilities in our existing markets and 34 facilities in new markets. Also during this same time period, we placed two de novo facilities into operation in our existing markets.

Strategic Partnerships with Leading Health Systems

We have positioned ourselves for the continued shift toward large scale, integrated delivery systems by selectively partnering with health systems that hold market-leading positions in their primary service areas. From December 31, 2007 to December 31, 2013, we have grown the number of our health system partners from 18 to 43, including many of the leaders in healthcare delivery, such as IUH, Sutter Health, THR and MemorialCare, among others. We believe we are a partner of choice to leading health systems because of our comprehensive suite of surgical solutions, expertise in clinical operations and efficiency programs and development expertise. Partnering with leading health systems allows us to enter new markets in a capital-efficient way that provides us with immediate relevance to our patients, physicians and payors, translating into greater stability and growth opportunity. Historically, our partnerships have delivered above-market same-site revenue growth, as well as growth from the co-development of additional facilities alongside our health system partners.

Leading National Brand and Scaled Franchise

We believe a healthcare environment characterized by cost pressure, regulatory change, increased consumerism and consolidation favors large scale competitors with strong reputations. We are one of the largest multi-specialty operators of ASCs in the United States, operating in 34 states, with 171 ASCs, five surgical hospitals and one sleep center with 11 locations. We operate a large surgical services purchasing platform that provides us substantial purchasing advantages as our dedicated supply chain team works with our facilities, health system partners and affiliated physicians across the country. Through our partnerships with locally branded health systems, we have established strong brand recognition among physicians in many communities, and we believe our national presence and leading reputation provide us with a greater opportunity to establish strategic relationships with local health systems and physicians. Our facilities have also developed a strong reputation among patients in our communities as a result of our principal focus on patient care and clinical quality. We provide each patient with a survey regarding their experience at our facility which is generally provided in person after their procedure has been performed or through the mail. According to our patient surveys conducted during 2013, we have a Net Promoter Score of approximately positive 97. This Net Promoter Score is a measure of loyalty ranging from negative 100 to positive 100 based on asking patients whether they would recommend our facilities to a friend or family member. The overall response rate for these surveys has been, on average, approximately 63% in 2013, which represented an average of approximately 32,000 responses received per month in 2013.

Proprietary and Expanding Suite of Technology-Enabled Solutions

New payment models and increasing pressure on health systems and physicians to contain costs are forcing providers to make new investments in areas such as information systems and data analytics in an effort to become more efficient and meet the demands for improved clinical outcomes. We have developed a comprehensive set of proprietary technology tools that enable health systems, physicians and payors to optimize patient experience, clinical outcomes, physician productivity and operating performance. Our proprietary technology tool set includes:

•	SCA Quality Index. We measure patient satisfaction, clinical outcomes and licensure and accreditation inspection readiness for each affiliated facility and combine those measures into our SCA Quality Index to track quality metrics and increasingly to support the transition to new payment models.

•	Operating system. Our operating system provides detailed benchmarking of key operational measures (including on-time starts, turn-times, staffing ratios and supply expense metrics) that allows management to identify, monitor and adjust areas such as case mix, staffing and operating costs to improve overall performance.

•	Proprietary case-costing system (which we call the “Every Case Optimized System” or “ECOSystem™”). Our ECOSystem™ provides detailed labor cost, supply cost and contribution margin data by procedure code, physician, facility and payor to monitor key expenses and margins, allowing us to benchmark best practices by case type.

•	Supply chain management system. Our supply chain management system provides detailed analysis on supply cost management to improve purchasing efficiency and costs.

Our data-driven insight and ability to measure performance metrics such as clinical outcomes and patient satisfaction as well as optimize performance through our ECOSystem™ have been integral in achieving clinical and operational excellence to date and position us for success in the payment models of the future, such as ACOs, bundled payments and capitated models.

Strategic Partner to Physicians

The evolving healthcare landscape, including regulatory changes, increasing administrative burden, payor consolidation, shifting competitive landscape and transition to new payment models, is increasing pressure on physicians. We offer physicians an attractive solution to help them operate successfully in this environment as we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the aim of increasing physicians’ productivity and promoting their professional and financial success. Our approximately 2,000 physician partners (as of December 31, 2013), many of whom are leading practitioners in their respective fields and geographies, value the efficiency and convenience that our facilities provide. Our technology solutions allow our physicians to optimize clinical, operational and financial results. Our success in forming productive relationships with physicians is reflected in both the growth in the number of our physician partners and our Net Promoter Score of positive 90, according to our physician surveys conducted during November and December of 2013, which had a response rate of approximately 87% (which response rate is calculated on a weighted basis based on the number of cases performed by a physician at our facilities). This Net Promoter Score is a measure of loyalty ranging from negative 100 to positive 100 based on asking each of the physicians who utilize our facilities whether they would recommend performing cases at our facilities to a physician colleague. We monitor physician satisfaction on a facility-by-facility basis, survey all of our physicians who utilize our facilities at least on an annual basis and use physician feedback to drive continuous improvement on a local and national basis.

Proven Management Team

Our senior leadership team of Andrew Hayek, President and Chief Executive Officer, Peter Clemens, Executive Vice President and Chief Financial Officer, Michael A. Rucker, Executive Vice President and Chief Operating Officer, Joseph T. Clark, Executive Vice President and Chief Development Officer, and Richard L. Sharff, Jr., Executive Vice President, General Counsel and Corporate Secretary, averages approximately 20 years of experience in the healthcare industry and has transformed our strategic approach to provide solutions to physicians, health systems and payors to optimize surgical care. Under this management team, we have experienced significant growth in our provider partnerships and enhanced our focus on clinical outcomes and patient experience, resulting in strong and consistent performance in our key financial and operating metrics and positioning us well for long-term growth.

Our Business Strategy

We seek to provide outstanding patient care and clinical quality, and we seek to create measurable clinical, operational and financial advantages for our partners by leveraging our tools and processes, knowledge and experience and talented leaders in each market. The key components of our strategy include:

•	Delivering outstanding patient care and clinical outcomes;

•	Driving strong and consistent same-site performance;

•	Capitalizing on existing health system partnerships poised for growth;

•	Developing new health system partnerships;

•	Leveraging our core competencies to expand into new service lines;

•	Establishing partnerships that take advantage of new payment models; and

•	Consolidating a fragmented industry.

Delivering Outstanding Patient Care and Clinical Outcomes

We are committed to outstanding patient care and clinical quality. Our culture and operating systems reinforce this focus and commitment. We measure patient satisfaction, clinical outcomes and licensure and accreditation inspection readiness for each affiliated facility and combine those measures into our SCA Quality Index, which we monitor closely to identify areas for improvement and track progress. We also develop and implement clinical toolkits, clinical training and best practice sharing across our network to drive ongoing improvement in clinical outcomes. Our Regional Quality Councils (“RQCs”) enable identification and sharing of best practices across our affiliated facilities. Each RQC is composed of at least one representative, such as a Regional Quality Coordinator or a Center Quality Coordinator, from each facility in the applicable region. Each RQC meets on at least a quarterly basis to share and compare clinical and operational experiences and to develop best practices, which are shared with governing boards at each facility. We have also developed focused training resources that are available to our physicians, nurses and surgical technicians at our affiliated facilities, including through a proprietary, learning computer portal called the Clinical Excellence Universe (or “CEU”). Our training programs include new teammate trainings, telephone and web conferences focusing on key clinical issues, continuing education programs, leadership development programs and initiatives aimed at enhancing our culture of patient safety.

Driving Strong and Consistent Same-Site Performance

Achieving strong performance on a same-site basis is important for us to drive organic revenue growth as well as support consistent operating performance for SCA and our partners. We believe that our partnership model aligns incentives such that we and our partners can achieve improved long-term performance. We also believe that our ability to affiliate with physicians as an extension of their practices is an important driver to sustained same-site performance. Our clinical protocols and proprietary technology tools are designed to improve physician productivity and increase the number of procedures performed in our facilities while improving both physician and patient satisfaction. In addition, our ability to attract physicians through recruitment initiatives provides an additional opportunity for us to drive same-site growth. This alignment with partner hospitals and physicians has contributed to annual same site systemwide net operating revenues growth of 8.8% in 2013, 5.8% in 2012 and 5.5% in 2011. We have shown an ability to improve facility-level profitability by gaining physician alignment around more efficient supply utilization, reducing clinical variation, more effectively contracting with payors and lowering administrative costs.

Capitalizing on Existing Health System Partnerships Poised for Growth

We believe that development of our existing health system relationships is an important part of our continued growth. While our facility count has grown significantly from 131 to 177 affiliated facilities from December 31, 2007 to December 31, 2013, our growth in health system partners has been even stronger, more than doubling from 18 to 43 over the same time period. We believe this recent growth in health system partnerships creates significant opportunities. Our aligned model incentivizes our partners to work closely with us to identify strategically important and financially accretive growth opportunities in the markets we serve. Our experience has shown that demonstrated results in achieving exceptional patient care and strong physician partnerships have encouraged our partners to expand their relationships with us. For example, through our relationship with Sutter Health, as of December 31, 2013, we have acquired and developed 17 facilities since 2007. Our success with high quality health system partners has also led such partners, in some cases, to have us manage the surgical departments of their hospital sites through our recently introduced perioperative management solutions. Given that many of our health system partnerships have been developed recently, including relationships with 15 new health system partners in the twelve-months ended December 31, 2013 alone, we believe we are in the early stages of a significant opportunity to expand the scope of these relationships in the near-term, similar to our experience to date.

Developing New Health System Partnerships

We are focused on developing new health system partnerships, and we expect this to continue as we position ourselves as a partner of choice to physician groups, health systems and payors. While we have demonstrated a track record of success among a group of leading health systems, we believe that our current footprint represents only a small percentage of potential health system partnerships and that we have substantial long-term opportunities to add new relationships. In addition, industry dynamics, such as a challenging reimbursement environment and an increased emphasis on achieving cost savings with improved clinical outcomes, are encouraging health systems with which we do not already have relationships to seek partners. We believe that our expertise developing tools that ensure improved outcomes, drive cost savings and support efficiencies in the clinical setting will further strengthen our value proposition as a partner of choice for new health system relationships.

Leveraging Our Core Competencies to Expand into New Service Lines

We intend to leverage significant expertise related to the provision of surgical solutions in the form of expansion into new lines of service. Our relationships and operating systems provide a strong platform from which we can deliver a broader range of solutions designed to achieve excellent clinical outcomes while improving efficiency and generating significant savings in the healthcare system. As an example, we launched our perioperative consulting services to health system partners to optimize physician engagement, operating and cost efficiency, margin enhancement, market share growth and the development of new service lines. As of December 31, 2013, we provided such services to 14 facilities, and we have a dedicated team of professionals focused on expanding this business, as we believe it represents a significant area of potential growth. In addition to providing a high growth and diversified revenue stream, our perioperative consulting business also serves as a sales channel for potential health system partnerships. By demonstrating our value proposition and operational expertise with the effective management of their surgical operations, we believe we are better positioned for partnering with the health system’s current and prospective ASCs.

In addition to perioperative consulting, we also offer additional services relating to the delivery of surgical care, including management services (where we manage a surgical facility in which we do not have an ownership interest), clinical co-management consulting services (for hospital surgery departments interested in having certain of their non-employee physicians participate in management) and supply chain management and data analytics, to better serve patients’ needs and strengthen our partnerships with our health system and physician partners as well as with payors.

Establishing Partnerships that Take Advantage of New Payment Models

We expect the evolving reimbursement landscape in healthcare to create opportunities to partner with physicians and payors in new payment models. We believe payment models such as “at risk” and “capitated” models, in which the providers receive a flat fee per member per month from payors regardless of the cost of care, drive surgical care to more cost-efficient settings, such as ASCs. We plan to continue working creatively with our various partners and potential partners to structure arrangements that provide solutions to the challenges created by the variety of new payment models.

For example, one of our partners is a large, integrated multi-specialty physician group and one of the original five ACOs piloted under a Dartmouth College/Brookings Institute-supported initiative in ACO healthcare delivery focused on improving care quality and bending the cost curve. As of December 31, 2013, we had four joint venture surgical facilities with this physician group, which takes capitated risk, and we have been able to improve the cost of surgical delivery for its patient base by shifting surgical case volume to our facilities.

As the various risk-based payment models evolve and grow in frequency, physicians and health systems that launch “at risk” payment models will need robust analytics and capabilities to improve the efficiency of surgical delivery. We plan to leverage our experience, data systems and physician engagement models to help health systems, physicians, employers and payors implement and successfully manage new payment models.

Consolidating a Fragmented Industry

Greater operating scale allows us to invest in better clinical, operational and financial systems and deliver outstanding results for our patients and partners. Therefore, we are focused on continuing to add new affiliated facilities where we see opportunities to grow volumes by recruiting new physicians and improve profitability by leveraging our scale, technology and operating efficiencies while delivering outstanding patient care. We expect our acquisition activity to continue as we continue to position ourselves as a partner of choice to health systems and physician groups. Given that we operate in a relatively fragmented segment of the healthcare industry, with the three largest companies operating an aggregate of only 12% of the approximately 5,300 Medicare-certified ASCs in the United States as of December 31, 2013, we believe there are and will continue to be robust opportunities to invest and partner in new facilities. We believe our scale, operational expertise and value-added services and solutions differentiate us and provide us with the ability to selectively acquire attractive assets in attractive markets where we can create value, both in the near term as well as over the longer term. We plan to continue to leverage our proven strategy for target identification, thorough diligence, transaction execution and integration which we have systematically implemented in acquisitions of 13 consolidated and 32 nonconsolidated facilities from January 1, 2010 to December 31, 2013.

Operations

General

Our operations consist primarily of our ownership and management of surgery centers. Our affiliated facilities provide the space, equipment and medical support staff necessary for physicians to perform non-emergency surgical procedures. Our typical ASC is a freestanding facility with fully-equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Our surgical hospitals provide medical services similar to those provided by our ASCs and can also accommodate more complicated procedures requiring patients to stay overnight. The typical staff of an affiliated facility includes an administrator, registered nurses and operating room technicians, as well as personnel in a business office performing tasks such as billing and collecting. In addition, at each affiliated facility, a physician who serves as the medical director is responsible for medical direction and certain administrative services at the facility, including ensuring that clinical activities are performed in accordance with the facility’s policies and procedures and serving as a liaison between the facility’s administration and its medical staff. Our affiliated facilities generally have service agreements with anesthesiologists and certified registered nurse anesthetists (“CRNAs”) to provide anesthesiology services. Generally, those anesthesiologists and CRNAs are independent contractors of the affiliated facilities and are responsible for their own clinical and billing activities; in a few cases, those individuals are employed by the affiliated facility. Otherwise, the physicians that utilize our facilities are not employees of our facilities. We typically assist each of our affiliated facilities with marketing, payor contracting, purchasing and other strategic and operational services, including the preparation of financial statements.

Each affiliated facility is licensed in accordance with local and state requirements. All but three of our affiliated facilities are also certified as Medicare providers. The affiliated facilities are available for use only by licensed physicians and other qualified healthcare providers. To ensure consistent quality of care, each affiliated facility has a medical executive committee comprised of local physicians that reviews the qualifications of each physician who applies to practice at the affiliated facility. In addition, as of December 31, 2013, 165 of our 171 ASCs and all five of our surgical hospitals were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care (“AAAHC”), the two major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Five of our six remaining ASCs that were not accredited as of December 31, 2013 are actively pursuing accreditation. We believe that accreditation is the quality benchmark used by commercial payors for inclusion of a facility in their network. Some payors may not include a facility in their network unless the facility is accredited.

Billing and Payment

Our affiliated facilities derive their net patient revenues by collecting fees from patients, insurance companies, government programs and other third-party payors in exchange for providing the facility and related services for surgical procedures. The surgeons and, in most cases, anesthesiologists and CRNAs at our affiliated facilities bill their patients or relevant other payors directly for their professional services; therefore, such services are not included in our billing for a procedure.

Each affiliated facility uses a patient accounting system to manage scheduling, billing and collection, accounts receivable management and other essential operational functions. We have implemented systems to centralize financial data from most affiliated facilities into our corporate data systems. These systems support our access to information on a timely basis and enhance our ability to provide each affiliated facility with financial statements and other financial data services.

Revenues at our affiliated facilities consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period in which the healthcare services are provided, based upon the estimated amounts due from patients and third-party payors, including commercial health plans, commercial insurance companies, employers, workers’ compensation plans and federal and state agencies (under the Medicare and Medicaid programs). We utilize the payment history specific to each affiliated facility by payor to record estimated contractual allowances, and we employ other analytical tools to ensure the appropriateness of these estimates. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

It is our general practice, where possible, to verify a patient’s insurance and collect estimated co-payments prior to rendering services. Claims are submitted electronically if the payor accepts electronic claims. We require claims submitted to third-party payors to be paid within timeframes that are generally consistent with industry standard practices, which vary based upon payor type.

In general, we or our health system partners negotiate contracts directly with non-governmental third-party payors and employers. The rates paid by governmental third-party payors are set by such payor and are not subject to negotiations. We market our affiliated facilities directly to non-governmental third-party payors and employers in order to communicate the cost advantages of surgery centers versus hospitals. Payor marketing activities are conducted by reimbursement teammates and facility administrators, with important assistance from our physician partners. We emphasize the high-quality healthcare, cost advantages and convenience of our affiliated facilities.

Patients are generally not responsible for the difference between our established charges and amounts reimbursed for such services under Medicare, Medicaid and negotiated third-party payor contracts, but they are responsible for any exclusions, deductibles, co-payments or coinsurance features of their coverage.

Clinical and Operating Systems

We have developed a number of tools to track and compare results from our affiliated facilities and across our network. We believe these systems are an important strength and provide us data to improve results, training and efficiency across our affiliated facilities.

Our clinical systems allow detailed benchmarking of clinical outcomes endorsed by the National Quality Forum, patient satisfaction and accreditation inspection readiness. We have extensive tools to prepare for regulatory surveys. We strongly encourage all of our ASCs and surgical hospitals to seek and to maintain accreditation by an independent agency, either The Joint Commission or the AAAHC. All of our facilities that have sought such accreditation have successfully completed the survey process and have received a three-year term of accreditation, which is only provided after the accrediting organization has concluded that the facility is in substantial compliance with the relevant organizational standards. Our clinical education system, the CEU, provides tailored education programs to our approximately 2,900 clinicians, as of December 31, 2013, across the country.

Our operating systems provide detailed benchmarking of key operational measures (including on-time starts, turn-times, staffing ratios and supply expense metrics). Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as case mix, staffing, operating costs, teammate expenses and accounts receivable management.

Our case-costing system, the ECOSystem™, provides detailed labor cost, supply cost and contribution margin data by procedure code, physician, facility and payor. This ECOSystem™ data allows us to work with our physicians to benchmark their performance on a detailed level and show them precise steps they can take to optimize clinical, operational and financial results. We also have a dedicated supply chain team that works with our facilities and affiliated physicians across the country to aggregate the approximately $220 million spent on surgical supplies in 2013 and to use that purchasing power to negotiate more favorable company-wide contracts with vendors.

Our detailed data also allows us to work in partnership with payors to optimize the cost of surgery for their covered members. Surgery is one of the largest components of medical costs, typically representing approximately 30% of total medical spending for individuals with commercial insurance, according to our estimates. Because of this, we are increasingly focused on working with commercial payors, Medicare Advantage plans and capitated physician groups to help them reduce the total medical spend (or rate of medical spend growth) for their population while maintaining or improving the quality of care.

Facility Level Ownership Structure

Almost all of our affiliated facilities are owned in partnership with local physicians. As of December 31, 2013, we had approximately 2,000 aggregate physician partners. The amount of physician ownership in our facilities ranges widely based on local market conditions. Physician ownership of our consolidated facilities typically ranges from 10% to 50%. When we partner with a health system in a three-way joint venture, we typically hold a non-controlling ownership interest in a holding company that owns a majority or controlling ownership interest in the facility, and the health system partner holds the controlling interest in the holding company.

Our facilities are organized as limited partnerships (“LPs”) or general partnerships, limited liability companies (“LLCs”) or limited liability partnerships (“LLPs”). In ventures that do not include a health system partner, we typically serve as the general partner (or its equivalent) of the entity, as well as the day-to-day manager of the facility owned by the entity. In our three-way joint ventures that include a health system partner, we typically serve as a noncontrolling member of an LLC that is co-owned with the health system, and that LLC serves as the general partner (or its equivalent) of the facility. In such three-way ventures, we typically enter into a management agreement to handle most of the day-to-day management functions for the facilities owned by the LLC, and the health system negotiates fee schedules with payors and provides other miscellaneous services.

Our affiliated facilities typically pay a monthly management fee to us and, where we have an ownership interest, a monthly or quarterly pro rata distribution of cash in excess of current obligations, less amounts held in reserve for working capital and certain other anticipated expenditures. The partnership and LLC agreements typically provide for, among other things, limited voting rights for our limited partners and limited rights to transfer ownership interests. We have developed a “model” agreement that includes provisions to restrict a physician partner from owning an interest in a competing surgery center or surgical hospital during the period in which the physician owns an interest in our facility and for a period of two years after they no longer own an interest in our facility. Similarly, our model agreement for ASCs requires our physician partners to certify that they are using the applicable facility in a way that is consistent with the regulatory guidance on what constitutes use of the facility as an “extension of their office practice.” In multi-specialty ASCs, this means, among other things, that at least one-third of their eligible cases are performed at our facility. These provisions give us (or our health system partner) the right to repurchase equity from physician partners who do not meet this threshold. Our agreements also typically give us the right, but do not require us, to repurchase equity interests from physician partners who retire or trigger certain other repurchase provisions in the agreements. However, some of our agreements do not include some or any of these model provisions.

Certain of our operating agreements have termination dates by which the agreement expires by its terms. In these situations, if we wish to continue the business, we would attempt to negotiate an amendment to the agreement and, if necessary, to renegotiate material terms of the agreement to prevent such termination. None of our current operating agreements terminate in 2014. See “Risk Factors — Risks Related to Our Business — Certain of our partnership and operating agreements contain termination dates that will require us to amend and possibly renegotiate such agreements.”

In addition, certain of our agreements contain provisions that give our partners or other members rights that include, but are not limited to, rights to purchase our interest, rights to require us to purchase the interests of our partners or other members or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility or prior to a change in control of us or certain of our subsidiaries.

Almost all of our partnership and operating agreements contain restrictions on actions that we can take, even though we may be the general partner or the managing member, including rights of our partners and other members to approve the sale of substantially all of the assets of the entity, to dissolve the partnership or LLC, and to amend the partnership or operating agreement. Many of our agreements also restrict our ability in certain instances to compete with our existing facilities or with our partners. Where we hold only a limited partner or a non-managing member interest, the general partner or managing member may take certain actions without our consent, although we typically have certain protective rights to approve major decisions, such as the sale of substantially all of the assets of the entity, the dissolution of the partnership or LLC, and the amendment of the partnership or operating agreement. See “Risk Factors — Risks Related to Our Business — Certain of our partnership and operating agreements contain provisions giving rights to our partners and other members that may be adverse to our interests.”

Further, some of our partnership and LLC agreements provide that the partnership, LLC, general partner or managing member, as applicable, will purchase all of the physicians’ ownership interests at fair market value if certain regulatory events occur, including, for example, if it becomes illegal for the physicians to own an interest in a facility, refer patients to a facility or receive cash distributions from a facility. See “Risk Factors — Risks Related to Healthcare Regulation — If laws or regulations governing physician ownership of our facilities change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with our surgical facilities.” From time to time, we may extend loans to the partnerships or LLCs on commercially reasonable and fair market value terms in order to fund capital expenditures, leasehold improvements or other cash requirements. See “Risk Factors — Risks Related to Our Business — We make significant loans to the partnerships and LLCs that own and operate certain of our facilities.”

Resyndications

We periodically provide physicians who use our facilities the opportunity to purchase ownership interests (or increase their ownership interests) in those facilities, which we call “resyndication.” We believe that periodic resyndication of ownership interests helps our facilities maintain a core group of physicians who actively use the facility as an extension of their office practice and are incentivized to ensure that the facilities make the necessary investments and follow the necessary practices to provide high-quality and cost-efficient patient care services.

In addition to selling our equity interest, a key component of our resyndication strategy is repurchasing equity interests from existing physician partners and re-selling that equity to non-partner physicians or to other existing physician partners. Where feasible, we seek to redistribute equity from existing to new physician partners before selling our own equity or new equity in our facilities. However, we will continue to sell portions of our existing ownership where we believe it is in our overall best interest.

Case and Payor Mix

We seek to maintain diversity of case mix in our portfolio to insulate us from potential negative effects that could stem from emphasizing one particular case type. The following chart breaks down our consolidated net patient revenues by specialty and by type of payor for the year-ended December 31, 2013.

Case Mix		Payor Mix
	Year-Ended December 31, 2013		Year-Ended December 31, 2013
Orthopedic	30%	Commercial health insurance payors	60%
Ophthalmology	17	Medicare	20
Gastroenterology	13	Workers’ compensation	11
Pain	8	Patients and other third-party payors	6
ENT	8	Medicaid	3
General Surgery	24

Total	100%	Total	100%

Seasonality

In recent years, our facilities have experienced a disproportionate allocation of payor mix throughout the year. Our facilities typically see a relatively higher percentage of patients with governmental payors in the first half of the year and a relatively higher percentage of patients with commercial payors in the second half of the year. We believe this trend is a result of the continuing sharing of the cost of care with patients by employers and insurers through increased annual deductibles, which are not typically met until later in the year.

Facilities

The following table sets forth information relating to our facilities and corporate offices as of December 31, 2013:

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Alabama
*Birmingham Outpatient Surgery Center, Ltd.	Birmingham, AL	6/29/2007	8	1	34.4%
*Florence Surgery Center, L.P.	Florence, AL	6/29/2007	4	—	50.0%
*Gadsden Surgery Center, Ltd.	Gadsden, AL	6/29/2007	4	2	57.5%
*Mobile-SC, LTD.	Mobile, AL	6/29/2007	4	3	33.0%
Surgery Center of Cullman, LLC	Cullman, AL	6/29/2007	4	3	33.3%
Surgicare of Mobile, Ltd.	Mobile, AL	6/29/2007	5	3	30.0%
*Tuscaloosa Surgical Center, L.P.	Tuscaloosa, AL	6/29/2007	5	7	30.0%

Alaska
*Alaska Surgery Center, Limited Partnership	Anchorage, AK	6/29/2007	8	1	38.1%

California
Los Angeles Facilities
*Antelope Valley Surgery Center, L.P.	Lancaster, CA	6/29/2007	4	2	80.6%
*Arcadia Outpatient Surgery Center, L.P.	Arcadia, CA	6/29/2007	4	—	48.7%
Channel Islands Surgicenter, L.P.	Oxnard, CA	6/29/2007	3	2	25.4%
Digestive Disease Center, L.P.	Laguna Hills, CA	12/31/2012	—	3	25.0%
*Glenwood Surgical Center, L.P.	Riverside, CA	6/29/2007	3	3	50.0%
*Golden Triangle Surgicenter, L.P.	Murrieta, CA	6/29/2007	3	1	67.5%
Greater Long Beach Endoscopy Center	Long Beach, CA	6/29/2007	3	3	20.0%
Hoag Outpatient Centers, LLC	Newport Beach, CA	6/1/2013	—	3	5.0%
*Inland Surgery Center, L.P.	Redlands, CA	6/29/2007	4	1	44.5%
Kerlan-Jobe Surgery Center, LLC	Los Angeles, CA	6/29/2007	4	—	Managed-only
MemorialCare Surgical Center at Orange Coast, LLC	Fountain Valley, CA	4/1/2013	3	—	Managed-only
MemorialCare Surgical Center at Saddleback, LLC (Saddleback)	Laguna Hills, CA	12/27/2012	4	6	25.9%
MemorialCare Surgical Center at Saddleback, LLC (Laguna Hills)	Laguna Hills, CA	12/27/2012	4	1	25.9%
*Newport Beach Endoscopy Center, LLC	Newport Beach, CA	6/29/2007	2	2	39.5%
*Santa Monica Surgical Partners, L.L.C.	Santa Monica, CA	11/1/2012	5	—	28.5%
*Surgicare of La Veta, Ltd., a California Limited Partnership	Orange, CA	6/29/2007	5	1	20.0%
*Thousand Oaks Endoscopy Center, LLC	Thousand Oaks, CA	6/29/2007	—	2	51.0%
*Upland Outpatient Surgical Center, L.P.	Upland, CA	6/29/2007	2	1	92.8%

Sacramento Facilities
Fort Sutter Surgery Center, a California Limited Partnership (K. Street)	Sacramento, CA	6/29/2007	3	3	29.0%
Fort Sutter Surgery Center, a California Limited Partnership (Scripps Drive)	Sacramento, CA	6/29/2007	4	1	29.0%
Sacramento Surgery Center Associates, L.P.	Sacramento, CA	1/1/2011	2	2	25.3%
South Placer Surgery Center, L.P.	Roseville, CA	5/1/2012	2	1	25.0%
Sutter Alhambra Surgery Center, L.P.	Sacramento, CA	6/29/2007	3	—	25.0%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)

San Diego Facilities
*Grossmont Surgery Center, L.P.	La Mesa, CA	6/29/2007	3	2	21.6%
*Pomerado Outpatient Surgical Center, L.P.	San Diego, CA	6/29/2007	4	1	60.8%
*San Diego Endoscopy Center	San Diego, CA	6/29/2007	—	3	45.0%
UCSD Ambulatory Surgery Center, LLC	San Diego, CA	11/30/2007	3	—	20.0%

San Francisco Facilities
East Bay Endoscopy Center, L.P.	Emeryville, CA	7/1/2011	—	2	25.0%
Golden Gate Endoscopy Center, LLC	San Francisco, CA	7/1/2011	—	3	25.0%
Marin Health Ventures, LLC	Greenbrae, CA	8/1/2008	2	1	25.0%
Mountain View Endoscopy Center, LLC	Mountain View, CA	7/1/2011	—	1	20.0%
Peninsula Eye Surgery Center, LLC	Mountain View, CA	12/1/2012	2	—	25.0%
Presidio Surgery Center, LLC	San Francisco, CA	6/29/2007	5	1	Managed-only
San Francisco Endoscopy Center LLC	San Francisco, CA	7/1/2011	—	3	8.0%
Santa Rosa Surgery Center, L.P.	Santa Rosa, CA	6/29/2007	4	1	25.6%
Sutter Street Endoscopy Center, LLC	San Francisco, CA	7/1/2011	—	1	25.0%
Walnut Creek Endoscopy Center LLC	Walnut Creek, CA	7/1/2011	—	2	25.0%

Other California Facilities
Auburn Surgical Center, L.P.	Auburn, CA	6/29/2007	2	1	49.5%
*Bakersfield Physicians Plaza Surgical Center, L.P.	Bakersfield, CA	6/29/2007	5	—	79.0%
Mirage Endoscopy Center, LP	Rancho Mirage, CA	6/1/2013	—	1	Managed-only
North Coast Surgery Center, Ltd., a California Limited Partnership	Oceanside, CA	6/29/2007	4	—	27.3%
Redding Surgery Center, LLC	Redding, CA	10/1/2013	2	—	25.0%
San Luis Obispo Surgery Center, a California Limited Partnership	San Luis Obispo, CA	6/29/2007	3	—	45.9%
Santa Barbara Endoscopy Center, LLC	Santa Barbara, CA	7/1/2011	—	1	25.0%
*Santa Cruz Endoscopy Center, LLC	Santa Cruz, CA	7/1/2011	—	1	40.0%

Colorado
Colorado Springs Health Partners Ambulatory Surgery Center	Colorado Springs, CO	6/29/2007	5	—	Managed-only
Pueblo Ambulatory Surgery Center Limited Partnership	Pubelo, CO	6/29/2007	5	—	12.3%
Surgery Center of Fort Collins, LLC	Fort Collins, CO	6/29/2007	4	—	25.0%
Surgical Center at Premier, LLC	Colorado Springs, CO	6/29/2007	5	2	38.0%

Connecticut
*Connecticut Surgery Center, Limited Partnership	Hartford, CT	8/22/2007	2	1	65.0%
*Danbury Surgical Center, L.P.	Danbury, CT	8/22/2007	4	2	46.5%
*Hartford Surgery Center, LLC	Hartford, CT	8/22/2007	2	—	91.0%
Norwalk Surgery Center, LLC	Norwalk, CT	6/1/2013	2	2	4.8%
*Surgery Center of Fairfield County, LLC	Trumbull, CT	8/22/2007	4	2	38.0%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)

Florida
*Boca Raton Outpatient Surgery & Laser Center, LTD.	Boca Raton, FL	6/29/2007	6	2	30.0%
*Citrus Regional Surgery Center, L.P.	Lecanto, FL	6/29/2007	5	1	56.0%
*E Street Endoscopy, LLC	Clearwater, FL	8/2/2010	1	2	51.0%
*Emerald Coast Surgery Center, L.P.	Fort Walton Beach, FL	6/29/2007	5	3	35.0%
*Indian River Surgery Center, Ltd.	Vero Beach, FL	6/29/2007	4	2	87.0%
*Melbourne Surgery Center, LLC	Melbourne, FL	6/29/2007	4	1	69.3%
*Orlando Center for Outpatient Surgery, L.P.	Orlando, FL	6/29/2007	4	1	55.3%
*Sarasota Endoscopy Center, L.P.	Sarasota, FL	6/29/2007	1	2	82.1%
*The Brevard Specialty Surgery Center, LLC	Melbourne, FL	10/1/2013	3	4	69.3%
*Winter Park Surgery Center, L.P.	Winter Park, FL	6/29/2007	4	2	18.1%

Georgia
Atlanta Facilities
Atlanta Advanced Surgery Center, LLC	Atlanta, GA	7/1/2012	5	2	Managed-only
*Perimeter Center for Outpatient Surgery, L.P.	Atlanta, GA	6/29/2007	4	2	53.0%

Other Georgia Facilities
*Gainesville Surgery Center, L.P.	Gainesville, GA	6/29/2007	4	3	42.6%
Gwinnett Advanced Surgery Center, LLC	Snellville, GA	7/1/2012	3	1	Managed-only

Hawaii
*Aloha Surgical Center, L.P.	Kahului, HI	6/29/2007	4	—	94.8%
Castle Ambulatory Surgery Center, LLC	Kailua, HI	6/1/2013	2	2	10.0%
Honolulu Surgery Center, L.P.	Honolulu, HI	6/29/2007	5	2	48.4%

Iowa
Mississippi Medical Plaza, L.C. (Endoscopy)	Davenport, IA	6/1/2013	7	—	Managed-only
Mississippi Medical Plaza, L.C.	Davenport, IA	6/1/2013	—	4	Managed-only
*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership	Des Moines, IA	6/29/2007	4	1	67.8%
*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership (West)	West Des Moines, IA	6/29/2007	10	—	67.8%
Tri-State Surgery Center, L.L.C.	Dubuque, IA	6/1/2013	3	2	Managed-only
Idaho
*Treasure Valley Hospital Limited Partnership	Boise, ID	6/29/2007	4	—	40.4%
Treasure Valley Surgery Center — Nampa, LP	Nampa, ID	6/28/2012	5	—	25.2%

Illinois
Chicago Facilities
*Hawthorn Place Outpatient Surgery Center, L.P.	Libertyville, IL	2/1/2008	3	1	38.0%
*Loyola Ambulatory Surgery Center at Oakbrook, L.P.	Oakbrook Terrace, IL	2/1/2008	3	—	45.0%
*Northwest Surgicare, Ltd., an Illinois Limited Partnership	Arlington Heights, IL	2/1/2008	5	1	57.0%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Other Illinois Facilities
*Belleville Surgical Center, Ltd., an Illinois Limited Partnership	Belleville, IL	2/1/2008	4	—	98.3%
*Joliet Surgery Center Limited Partnership	Joliet, IL	11/1/2009	4	1	52.4%

Indiana
Indianapolis Facilities
Beltway Surgery Centers, L.L.C. — Glen Lehman Endoscopy Suite	Indianapolis, IN	2/15/2012	—	8	24.5%
Beltway Surgery Centers, L.L.C. (BSC-GI)	Indianapolis, IN	7/1/2011	4	4	24.5%
Beltway Surgery Centers, L.L.C. (BSC-MS)	Indianapolis, IN	7/1/2011	8	1	24.8%
Beltway Surgery Centers, L.L.C. — Indiana Hand to Shoulder Beltway Surgery Center	Indianapolis, IN	12/31/2012	3	1	24.8%
Eagle Highlands Surgery Center, LLC	Indianapolis, IN	7/1/2011	7	—	24.7%
Eagle Highlands Surgery Center, LLC — Meridian South Surgery Center	Indianapolis, IN	7/24/2013	4	—	24.7%
Indiana Endoscopy Centers, LLC (Avon)	Avon, IN	7/1/2011	—	4	25.0%
Indiana Endoscopy Centers, LLC (Downtown)	Indianapolis , IN	7/1/2011	—	4	25.0%
Indiana Endoscopy Centers, LLC (Fishers)	Fishers, IN	7/1/2011	—	3	25.0%
Indiana University Health Saxony Surgery Center LLC	Fishers, IN	3/5/2012	4	1	Managed-only
ROC Surgery LLC	Indianapolis, IN	7/1/2011	6	—	28.5%
Senate Street Surgery Center, LLC	Indianapolis, IN	7/1/2011	8	2	25.4%

Other Indiana Facility
Ball Outpatient Surgery Center, LLC	Muncie, IN	7/1/2011	5	2	27.6%

Kansas
KU Medwest Ambulatory Surgery Center, L.L.C.	Shawnee, KS	6/1/2013	3	1	Managed-only
Lawrence Surgery Center, L.L.C.	Lawrence, KS	6/1/2013	4	—	Managed-only

Kentucky
Lexington Surgery Center, Ltd.	Lexington, KY	6/29/2007	6	6	35.0%
Louisville S.C., Ltd.	Louisville, KY	6/29/2007	4	1	29.9%
Owensboro Ambulatory Surgical Facility, Ltd.	Owensboro, KY	6/29/2007	6	2	30.7%
Premier Surgery Center of Louisville, L.P.	Louisville, KY	6/29/2007	4	4	25.0%
*Somerset Surgery Center, Limited Partnership	Somerset, KY	6/29/2007	2	1	72.0%

Louisiana
*B.R.A.S.S. Partnership in Commendam	Baton Rouge, LA	6/29/2007	4	1	56.4%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)

Maryland
*Montgomery Surgery Center Limited Partnership	Rockville, MD	6/29/2007	4	2	68.0%
Suburban Outpatient Surgery Center, LLC	Bethesda, MD	7/1/2011	4	1	Managed-only
*The Surgery Center of Easton, L.P.	Easton, MD	6/29/2007	1	1	67.0%

Minnesota
HealthEast Surgery Center-Maplewood, LLC	Maplewood, MN	6/1/2013	4	—	10.0%
*St. Cloud Outpatient Surgery, Ltd., a Minnesota Limited Partnership	St. Cloud, MN	6/29/2007	11	—	20.2%
*Surgicare of Minneapolis, Ltd., a Minnesota Limited Partnership	Edina, MN	6/29/2007	3	—	59.5%

Missouri
South County Surgical Center, LLC	St. Louis, MO	5/1/2009	2	2	27.6%

Mississippi
*Mississippi Surgical Center Limited Partnership	Jackson, MS	7/1/2010	6	6	51.0%
*Surgicare of Jackson, Ltd., a Mississippi Limited Partnership	Jackson, MS	6/29/2007	5	1	40.0%

Montana
*Northern Rockies Surgery Center, L.P.	Billings, MT	6/29/2007	4	—	59.3%

Nebraska
Bergan Mercy Surgery Center, LLC	Omaha, NE	6/1/2013	3	2	4.6%
Lakeside Ambulatory Surgical Center, LLC	Omaha, NE	6/1/2013	4	1	Managed-only
Nebraska Spine Hospital, LLC	Omaha, NE	6/1/2013	6	1	5.0%

New Jersey
Ambulatory Surgery Center at Virtua Washington Township LLC	Sewell, NJ	6/1/2013	2	—	Managed-only
*East Brunswick Surgery Center, LLC	East Brunswick, NJ	12/31/2013	4	1	51.0%
Memorial Ambulatory Surgery Center, LLC	Mt. Holly, NJ	6/1/2013	4	1	Managed-only
South Jersey Musculoskeletal Institute LLC	Sewell, NJ	6/1/2013	3	2	Managed-only
Summit Surgical Center LLC	Voorhees, NJ	6/1/2013	7	3	Managed-only
*Surgical Center of South Jersey, Limited Partnership	Mount Laurel, NJ	6/29/2007	4	2	88.2%
Vantage Surgical Center Associates, LLC.	Medford, NJ	6/1/2013	3	1	Managed-only

Nevada
*The Surgical Center at Tenaya, L.P.	Las Vegas, NV	6/29/2007	4	1	20.0%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)

North Carolina
*Blue Ridge Day Surgery Center, L.P.	Raleigh, NC	6/29/2007	6	1	45.5%
*Charlotte Surgery Center, Limited Partnership	Charlotte, NC	6/29/2007	7	—	42.0%
*Fayetteville Ambulatory Surgery Center, L.P.	Fayetteville, NC	6/29/2007	11	3	46.2%
Greensboro Specialty Surgery Center, LLC	Greensboro, NC	6/29/2007	3	2	24.5%
*Surgical Center of Greensboro, LLC	Greensboro, NC	6/29/2007	13	—	50.0%
*The Eye Surgery Center of the Carolinas, L.P.	Southern Pines, NC	6/29/2007	3	1	50.0%

Ohio
Endoscopy Center West, LLC	Cincinnati, OH	6/29/2007	—	2	20.0%
Middletown Surgery Center, LLC	Franklin, OH	6/1/2013	2	2	Managed-only
OhioHealth Sleep Services, LLC	Multiple Locations, OH	6/1/2013	N/A	N/A	Managed-only(4)
Polaris Surgery Center, LLC	Westerville, OH	6/1/2013	4	1	Managed-only
Samaritan North Surgery Center, Ltd.	Dayton, OH	6/1/2013	4	2	Managed-only
The Hand Center, LLC	Columbus, OH	6/1/2013	2	—	Managed-only
Upper Arlington Surgery Center, Ltd.	Columbus, OH	6/1/2013	6	1	Managed-only
Whitehall Surgery Center, Ltd.	Columbus, OH	6/1/2013	4	2	Managed-only

Oklahoma
*Surgical Hospital of Oklahoma, L.L.C.	Oklahoma City, OK	9/1/2009	7	—	60.0%
*Three Rivers Surgical Care, L.P.	Muskogee, OK	6/29/2007	2	3	40.5%

Oregon
*McKenzie Surgery Center, L.P.	Eugene, OR	6/29/2007	4	2	92.0%
*Salem Surgery Center, Ltd., an Oregon Limited Partnership	Salem, OR	6/29/2007	5	—	71.0%

Pennsylvania
*Grandview Surgery Center, LTD.	Camp Hill, PA	6/29/2007	4	2	20.0%
Lackawanna Physicians Ambulatory Surgery Center, LLC	Dickson City, PA	12/31/2012	3	2	34.7%
*Mt. Pleasant Surgery Center, L.P.	Mt. Pleasant, PA	6/29/2007	4	—	93.4%
*Paoli Surgery Center, L.P.	Paoli, PA	6/29/2007	4	1	38.6%

Rhode Island
*Blackstone Valley Surgicare Acquisition, L.P.	Johnston, RI	6/29/2007	5	2	93.0%
Rhode Island Hospital Surgery Center at Wayland Square	Providence, RI	6/29/2007	3	1	Managed-only

South Carolina
*Charleston Surgery Center Limited Partnership	North Charleston, SC	6/29/2007	4	2	58.4%

Tennessee
Memphis Surgery Center, LTD., L.P.	Memphis, TN	6/29/2007	4	1	37.5%
*SCA Nashville Surgery Center, L.L.C.	Nashville, TN	6/29/2007	5	1	60.0%
*Surgery Center of Clarksville, L.P.	Clarksville, TN	6/29/2007	4	2	75.6%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)

Texas
Dallas / Fort Worth Facilities
*Cleburne Surgical Center, LLC	Cleburne, TX	12/1/2013	2	1	25.0%(5)
*Denton Surgery Center, LLC	Denton, TX	10/1/2012	3	2	35.0%(5)
Fort Worth Endoscopy Center (Southwest)	Fort Worth, TX	8/17/2007	3	1	Managed-only
Fort Worth Endoscopy Center	Fort Worth, TX	8/17/2007	2	1	Managed-only
*Greenville Surgery Center, LLC	Dallas, TX	6/29/2007	4	1	39.4%(5)
*Surgical Caregivers of Fort Worth, LLC	Fort Worth, TX	6/29/2007	7	2	25.0%(5)
*Texas Health Craig Ranch Surgery Center, LLC	McKinney, TX	4/8/2013	5	1	32.3%(5)
*Texas Health Flower Mound Orthopedic Surgery Center, LLC	Flower Mound, TX	9/25/2013	4	—	25.0%(5)

Other Texas Facilities
*Austin Center For Outpatient Surgery, L.P.	Austin, TX	6/29/2007	5	2	58.0%
*Corpus Christi Endoscopy Center, L.L.P.	Corpus Christi, TX	7/1/2011	2	3	19.5%
*Pasteur Plaza Surgery Center, L.P.	San Antonio, TX	6/29/2007	3	1	66.6%
*SCA Houston Hospital for Specialized Surgery, L.P.	Houston, TX	6/29/2007	6	2	50.0%
*Waco Surgical Center, Ltd.	Waco, TX	6/29/2007	4	2	100.0%

Utah
*Salt Lake Surgical Center, L.P.	Salt Lake City, UT	6/29/2007	7	—	91.3%

Wisconsin
Wausau Surgery Center, L.P.	Wausau, WI	6/29/2007	4	1	26.0%
*Wauwatosa Surgery Center, Limited Partnership	Wauwatosa, WI	6/29/2007	4	—	51.0%

Corporate Offices	Location
Corporate Headquarters	Deerfield, IL
Operations Center	Birmingham, AL

*	Indicates a consolidated facility. All other facilities are nonconsolidated, unless otherwise indicated that the facility is managed-only.
(1)	Facilities noted as acquired on June 29, 2007, August 17, 2007, August 22, 2007, February 1, 2008 and November 1, 2009 were all acquired as part of the purchase of our company in 2007 by TPG and certain co-investors. The facilities that are listed as acquired after June 2007 were carved out of the initial acquisition closing, and were acquired upon completion of certain post-closing matters.
(2)	Includes operating rooms (“ORs”) and procedure rooms (“PRs”) for ASCs and surgical hospitals.
(3)	Many of our facilities are held through one or more intermediate holding companies. These intermediate holding companies are typically structured to be owned jointly with our partners, resulting in partial ownership of the intermediate holding company by us. The intermediate holding company itself typically only owns a portion of the facility, with the remaining portion owned by others, including our physician partners. Our beneficial ownership percentage presented in the table above represents our percentage of ownership in the facility as calculated by multiplying our percentage of ownership in the intermediate holding company by the intermediate holding company’s percentage of ownership in the facility.
(4)	Represents one facility with eleven locations.

(5)	We do not currently hold an equity ownership interest in this facility, rather we hold a promissory note that is convertible into equity. The percentage represents what our beneficial ownership percentage will be upon conversion of the promissory note. Because this promissory note provides us with the power to direct the activities that most significantly impact the economic performance of this entity, we consolidate this facility into our financial results, as it meets the requirements to be a variable interest entity (“VIE”). See Note 3 “Summary of Significant Accounting Policies — Variable Interest Entities” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

We lease the majority of the facilities where our surgery centers and surgical hospitals conduct their operations from third parties. The terms of these leases generally range in length from three years up to ten years, and many of our leases contain options to extend the lease period, in some cases for up to an additional 15 years. In many cases, these leases are currently in the extension period. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index, while others have fixed escalation terms. In addition, in the normal course of operations, several of our leases will be set to expire during any calendar year, and as of December 31, 2013, leases for 55 of our facilities are set to expire during the next three years. We do not expect difficulties in locating comparable facilities should we choose not to, or be otherwise unable to, extend one or more of our existing leases. Our leases do not typically provide for early termination rights in the absence of a tenant default.

Our corporate headquarters is located in Deerfield, Illinois at 520 Lake Cook Road, Suite 250, where we currently lease approximately 7,526 square feet of space. This lease expires in March 2017. In addition, certain of our corporate operational functions are located in Birmingham, Alabama at 3000 Riverchase Galleria, Suite 500, where we currently lease approximately 40,390 square feet of space. This lease expires in March 2015.

Acquisitions and Strategic Relationships

We pursue our growth strategy in the ASC and surgical hospital markets by making selective acquisitions of existing surgical facilities and groups of facilities. We actively seek opportunities where there are identifiable profit growth opportunities based on location, market dynamics and case mix, and where we can partner with committed physicians who are motivated to improve their facilities.

Our growth strategy includes entering into strategic relationships with hospitals and health systems. We believe that our core competencies in developing and operating outpatient surgery facilities are of value to major health systems attempting to retain their share of the outpatient surgery market. We also believe we offer hospitals and health systems an attractive alternative for expansion in ways that conserve capital, create investment vehicles for existing medical staff and provide a low-risk entry into new markets.

Marketing

Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient satisfaction with our surgery centers, which is based on patient surveys that we administer concerning our affiliated facilities, (2) the quality and responsiveness of our services and (3) the practice efficiencies provided by our facilities. In those U.S. markets in which we have partnered with a healthcare system, we coordinate the marketing effort with the healthcare system and generally benefit from this strategy. We and our health system partners also directly negotiate agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market.

Competition

In each of our markets we face competition from other providers of ambulatory surgical care in developing ASC and surgical hospital joint ventures, acquiring existing facilities, attracting patients and negotiating commercial payor contract pricing. We believe we are the third largest ASC operator in the United States, based on the number of ASCs and surgical hospitals operated. United Surgical Partners, Inc., AmSurg Corp., HCA Healthcare Corporation, Symbion, Inc. and Surgery Partners are the largest national ASC operators. However, due to industry fragmentation, we commonly compete for business with hospitals partnering with physicians or with local physician groups who develop independent ASCs without a corporate partner, including those who use consultants to perform management services for a fee without an ongoing equity interest. We believe we compete effectively because of our size, quality of our management services, experience and reputation for providing quality care.

We often compete with other healthcare providers that provide outpatient procedures. In particular, we compete with the outpatient departments of acute care hospitals, which often perform the same procedures as we do in our freestanding facilities. We believe that, in comparison to acute care hospitals, our surgery centers and surgical hospitals compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable and convenient environment for the patient. To a lesser, but growing, extent, we also face competition from physicians performing less complex outpatient procedures, such as pain management and certain gastrointestinal procedures, in their own offices.

Teammates

As of December 31, 2013, we employed approximately 5,000 full-time equivalent teammates, working in all of our affiliated facilities. While each facility varies depending on its size, case volume and case types, we employ an average of approximately 30 full-time equivalent teammates at our ASCs, and an average of approximately 71 full-time equivalent teammates at our surgical hospitals. While we provide “full-time equivalent” information, a number of our teammates work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these teammates also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us.

With the exception of one anesthesiologist, we do not employ the physicians who affiliate with us and use our affiliated facilities. However, we generally offer certain physicians the opportunity to purchase equity interests in the facilities they use. None of our teammates is represented by a collective bargaining agreement.

Regulatory Compliance Program

It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on all areas of regulatory compliance, including billing, reimbursement, cost reporting practices and contractual arrangements with referral sources.

This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that teammates act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every teammate and certain contractors involved in patient care and coding and billing receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for teammates to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hotline or directly to our compliance officer. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.

Government Regulation

The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our business by controlling growth, requiring licensing or certification of facilities, regulating how facilities are used and controlling payment for services provided. Our ability to conduct our business and to operate profitably will depend in part upon obtaining and maintaining all necessary licenses, certificates of need and other approvals, and complying with applicable healthcare laws and regulations. See “Risk Factors — Risks Related To Healthcare Regulation.”

Licensure, Accreditation and Certificate of Need Regulations

Our facilities are also subject to state and local licensing requirements ranging from the quality of care to compliance with building codes and environmental protection laws. Governmental and other authorities periodically inspect our facilities to assure continued compliance with these regulations. Failure to comply with these regulations could result in the suspension or revocation of a facility’s license or other penalties.

In addition, as of December 31, 2013, 165 of our 171 ASCs and all five of our surgical hospitals were accredited by either The Joint Commission or the AAAHC, the two major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Five of our six remaining ASCs that were not accredited as of December 31, 2013 plan to apply for accreditation in the near future. These accredited facilities are subject to periodic surveys by the accrediting body to ensure that they are in compliance with the applicable standards. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. Many commercial payors require our facilities to be accredited in order to be a participating provider under their health plans.

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition, relocation, change of ownership or change of control of existing facilities may be reviewable by state regulators under certificate of need (“CON”) laws. A CON is a permit issued by a state health planning authority evidencing the authority’s opinion that a proposed facility or expansion is consistent with the need for the services to be offered by the facility. States with CON laws often place limits on the number of facilities or operating rooms in a region, or restrict providers’ ability to build, relocate, expand or change the ownership control of healthcare facilities and services. In some states, approvals are required for capital expenditures exceeding certain specified amounts or involving certain facilities or services, including ASCs and surgical hospitals. As of December 31, 2013, we operated in 16 states with CON laws, and in two such states our facilities were exempt from the CON laws.

Medicare and Medicaid Programs

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are age sixty-five years or older or who are disabled. Medicare prospectively determines fixed payment amounts for procedures performed at ASCs and updates these amounts annually. These amounts are adjusted for regional wage variations. For the years-ended December 31, 2013, 2012 and 2011, approximately 20%, 21% and 20%, respectively, of our net patient revenues were attributable to Medicare payments.

To participate in the Medicare program and receive Medicare payments, our facilities must comply with regulations promulgated by CMS. Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth requirements relating to the facility’s equipment, personnel, policies, standards of medical care and compliance with state and local laws and regulations. All of our ASCs and surgical hospitals are certified in the Medicare program and are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS. The frequency of on-site ASC surveys by state survey agencies has increased in recent years. Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination of participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions.

Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low-income persons. Each state Medicaid program has the option to provide payment for

ASC services. All of the states in which we currently operate provide Medicaid coverage for some ASC services; however, these states may elect to discontinue covering services, and states into which we expand our operations may not cover or continue to cover surgery center services. Medicaid programs pay us a fixed payment for our services, and the amounts paid vary state to state. For the years-ended December 31, 2013, 2012 and 2011, approximately 3%, 3% and 4%, respectively, of our net patient revenues were attributable to Medicaid payments.

Health Reform Initiatives

There have been numerous legislative and regulatory initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Most notably, the PPACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted in March 2010 and represents significant change for the healthcare industry.

The Health Reform Law includes provisions designed to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment of programs where reimbursement is tied to quality. The Health Reform Law also reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The Health Reform Law includes a number of reforms that will directly affect our facilities, including, without limitation, the reforms summarized below.

Based on the Congressional Budget Office’s February 2014 projection, the Health Reform Law will expand health insurance coverage to approximately 25 million individuals currently lacking coverage by 2024. The primary public program through which the Health Reform Law will expand coverage of uninsured individuals is Medicaid. The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The Health Reform Law requires all state Medicaid programs to provide, and the Federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level. The Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard such that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the federal poverty level. However, while the United States Supreme Court (the “Supreme Court”) upheld the constitutionality of key provisions of the Health Reform Law in June 2012, the Court declared unconstitutional provisions that would have allowed the U.S. Department of Health and Human Services (“HHS”) to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, some states have chosen not to implement the Medicaid expansion, and fewer individuals will be covered by a state Medicaid program than would have been covered had the Supreme Court upheld the Health Reform Law in its entirety.

In the private sector, the Health Reform Law will expand health insurance coverage through a range of requirements applicable to health insurers, employers and individuals. For example, as of January 1, 2014, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding individuals on the basis of pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. In addition, certain larger employers that do not offer health insurance benefits to their employees will be required to make “shared responsibility payments” if an employee obtains government-subsidized coverage through the Health Insurance Marketplace. The Health Reform Law also requires individuals to maintain health insurance for a minimum defined set of benefits or pay a tax penalty, subject to certain exceptions. Individuals must have obtained health insurance coverage by March 31, 2014, in order to avoid tax penalties. To facilitate the purchase of health insurance, the Health Reform Law provides for the establishment of the Health Insurance Marketplace, a system of state and federal health insurance exchanges through which qualified health insurance coverage may be obtained.

Aside from the expansion of health insurance coverage, the Health Reform Law provides for reductions in Medicare, Medicaid and other federal healthcare program spending. The Health Reform Law includes a provision requiring CMS to apply a negative productivity adjustment to the indexes used to update Medicare payment rates on an annual basis. The productivity adjustment is equal to the 10-year moving average of changes in the annual economy-wide private nonfarm business multi-factor productivity measure, as reported by the Bureau of Labor Statistics each year. Hospital and ASC services were subject to this productivity adjustment starting in calendar year 2011. The practical impact of the productivity adjustment for hospital and ASC services is to reduce the amount of annual rate increases from Medicare, potentially to an amount below zero (that is, the index-based increase may be outweighed by the productivity adjustment and as a result reimbursement rates would decline). In addition to the productivity adjustment, for our surgical hospitals, the Health Reform Law requires a downward adjustment for each of the following federal fiscal years as follows: 0.3% in 2014; 0.2% in 2015 and 2016; and 0.75% in 2017, 2018 and 2019.

Additionally, pursuant to the Health Reform Law, HHS submitted a report to Congress in 2011 outlining HHS’s plan to implement a value-based purchasing program for ASCs. While the report describes efforts to improve quality and payment efficiency in ASCs and examines the steps required to design and implement an ASC value-based purchasing program, Congress has not yet authorized CMS to implement such a program. However, CMS has implemented a value-based purchasing program for inpatient hospital services, pursuant to which hospitals that meet or exceed specified quality performance standards will receive greater reimbursement than they would have otherwise and hospitals that do not meet the standards will receive reduced payments. The Health Reform Law also provides for other quality-based payment adjustments for inpatient hospital services, including reductions for “excess readmissions” to hospitals for certain conditions designated by CMS and reductions for hospitals with high rates of conditions acquired by patients while admitted as hospital inpatients.

The Health Reform Law established a new Independent Payment Advisory Board, which, if a Medicare per capita target growth rate is exceeded, will develop and submit proposals for a Medicare spending reduction to the President and Congress beginning in 2014 for implementation in 2015. This Board would have the authority to reduce Medicare payments to certain providers, including ASCs. In addition, the Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers scheduled to receive a reduction in their payment updates as a result of the Medicare productivity adjustment, which currently includes our facilities.

The Health Reform Law also makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. Among other things, the Health Reform Law provides for increased federal funding for healthcare fraud and abuse enforcement activities, expands the scope of the Recovery Audit Contractor (“RAC”) program and expands liability under the False Claims Act (the “FCA”) for failure to timely repay identified overpayments made by governmental healthcare programs.

The extent to which expanded coverage and associated reimbursement may or may not offset other impacts of the Health Reform Law on our results is not clear at this time. We believe healthcare reform initiatives will continue to develop during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians’ financial relationships with facilities to which they refer patients, could adversely affect us in a material way.

Federal Anti-Kickback Statute

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to as the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving any form of remuneration in return for:

•	referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid, or

•	purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

Violations of the Anti-Kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the FCA.

The Anti-Kickback Statute is broad in scope and the applicability of its provisions to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. The method by which investors are selected and bought out, the pricing of the issuance and redemption of partnership or LLC units to or from referring physicians and all of our other financial dealings with physicians are subject to regulation by the Anti-Kickback Statute. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute.

The Federal government pays particular attention to joint ventures and other transactions among healthcare providers, particularly joint ventures involving physicians and other referral sources. In 1989, the Office of Inspector General (“OIG”), published a fraud alert that outlined questionable features of “suspect” joint ventures, and the OIG has continued to refer to those fraud alerts in later pronouncements. The OIG has also published regulations containing numerous “safe harbors” that exempt some practices from enforcement under the Anti-Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the OIG will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The OIG has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

The OIG has promulgated a safe harbor applicable to ASCs. The ASC safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the ASC safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ASCs: (1) surgeon-owned surgery centers; (2) single-specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers.

Surgeon-owned surgery centers are those in which all of the physician investors are either general surgeons or surgeons engaged in the same surgical specialty. Single-specialty surgery centers are those in which all of the physician investors — who do not need to be surgeons but who must perform procedures — are engaged in the same medical practice specialty. A gastroenterologist is an example of a physician who is not a surgeon but who performs procedures; an ASC owned exclusively by gastroenterologists and which accepts only gastroenterology procedures is an example of a single-specialty surgery center. Multi-specialty surgery centers may include a mix of physicians (surgeons and non-surgeons) in different specialties. Hospital/physician surgery centers must include at least one hospital investor.

Although the ASC safe harbor sets forth four separate categories, many of the same standards apply to each category. For example, in each case, no ownership interests may be held by a non-physician or non-hospital investor if that investor is (1) employed by the center or another investor, (2) in a position to provide items or services to the center or any of its other investors, or (3) in a position to make or influence referrals directly or indirectly to the center or any of its investors. In addition, in the case of surgeon-owned, single-specialty, and multi-specialty surgery centers, at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures on the list of Medicare covered procedures for ASCs. For multi-specialty surgery centers, the safe harbor also requires that at least one-third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or twelve-month period must be performed at the surgery center in which the investment is made. For hospital/physician surgery centers, the safe harbor includes standards prohibiting the hospital investor and the center from sharing space and equipment except in certain instances, prohibiting the hospital investor from including costs associated with the center on the hospital’s cost report, and prohibiting the hospital from being in a position to make or influence referrals to the center or to any other investor in the center.

Entities that own facilities which provide services under the Medicare and Medicaid programs, and their respective physician partners and members, are subject to the Anti-Kickback Statute. In cases where one of our subsidiaries is an investor in the partnership or LLC that owns the facility, and we or our subsidiary provides management and other services to the facility, our arrangements with physician investors do not meet all of the specific terms of the ASC safe harbor or any other safe harbor. See “Risk Factors — Risks Related to Healthcare Regulation — Our surgical facilities do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute. If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.”

However, we believe that our operations do not violate the Anti-Kickback Statute. Moreover, we strive to ensure that our management services, lease agreements and other agreements with facilities are consistent with our standards for documented fair market value for services and space provided to or received from the facilities or the physician partners at the facilities.

Federal Physician Self-Referral Law

Section 1877 of the Social Security Act, the federal physician self-referral law commonly referred to as the Stark Law, prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare or Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. As defined by the Stark Law, the term “financial relationship” includes both ownership (or investment) interests and compensation arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception in order to not violate the Stark Law. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral.

CMS has promulgated regulations to implement the Stark Law. Under these regulations, services provided by an ASC that would otherwise constitute “designated health services” are excluded from the definition of that term if the services are reimbursed by Medicare as part of the ASC’s composite payment rate. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus excepted from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally. We believe the operations of our ASCs comply with these requirements and, consequently, that the Stark Law generally does not apply to services provided by our ASCs. See “Risk Factors — Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

As of December 31, 2013, five of our facilities were surgical hospitals. The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. The Health Reform Law dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to our five surgical hospitals, each of which had a Medicare provider agreement prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure in compliance with the applicable exception. However, the law prohibits “grandfathered” hospitals from increasing the percentage of physician ownership, and the law limits to a certain extent their ability to grow because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms. In addition, the new law required all our surgical hospitals with physician owners to adopt certain measures addressing potential conflicts of interest, ensuring that physician investments are bona fide and relating to patient safety. We believe our facilities are in compliance with such requirements, but even the assertion of a violation of the Stark Law could have a material adverse effect upon us.

False and Other Improper Claims

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. False claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the government applies criminal, civil and administrative penalty statutes to a range of circumstances, including coding errors, billing for services not provided, billing for services that are not medically necessary, improperly classifying the level of care provided, submitting false cost reports and submitting claims resulting from arrangements prohibited by the Stark Law or the Anti-Kickback Statute. Over the past decade or more, the government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the United States. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violations of the FCA can result in awards of treble damages and significant per claim penalties.

Also, under the “qui tam” provisions of the FCA, private parties (“relators” or “whistleblowers”) may bring actions against providers on behalf of the Federal government. Such private parties are entitled to share in any amounts recovered by the government through trial or settlement. Qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the Federal government and the presiding court.

Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years and have increased the risk of healthcare companies like us having to defend a false claims action, repay claims paid by the government, pay fines or be excluded from the Medicare and Medicaid programs. In addition, under the Health Reform Law, if we receive an overpayment, we must report and refund the overpayments before the later of 60 days after the overpayment was identified or the date any corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the FCA.

Although we believe that our operations materially comply with federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. See “Risk Factors — Risks Related to Healthcare Regulation — Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, and we may be subject to such audits and investigations, including actions for false and other improper claims.”

State Anti-Kickback, Physician Self-Referral and False Claims Laws

Many states, including those in which we do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. In most states, these laws have not been subjected to significant judicial and regulatory interpretation. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us. However, we believe that our operations are in material compliance with the physician self-referral laws of the states in which our facilities are located.

A number of states, including some of those in which we do business, have their own laws prohibiting the submission of false claims. These laws may be modeled on the FCA and contain qui tam provisions. Some state false claims acts can involve broader liability in terms of the costs that losing defendants must pay or the types of claims that are subject to the act.

Healthcare Industry Investigations and Audits

Federal and state government agencies have increased their civil and criminal enforcement efforts in the healthcare industry. For example, the Health Reform Law includes additional federal funding of $350 million to fight healthcare fraud, waste and abuse. Investigations by government agencies have addressed a wide variety of issues, including billing practices and financial arrangements with referral sources. In addition, the OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. An investigation of our facilities could result in significant costs, liabilities and penalties, as well as adverse publicity.

In addition, government agencies and their agents may conduct audits of the operations of our facilities. Under the RAC program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper Medicare payments. The Health Reform Law expanded the scope of the RAC program to include Medicaid claims by requiring all states to enter into contracts with RACs to audit payments to Medicaid providers. In addition to RACs, other contractors, such as Medicare Administrative Contractors and Medicaid Integrity Contractors (“MICs”), perform payment audits to identify and correct improper payments.

Health Information Privacy and Security Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions that require covered entities, including most healthcare providers, to employ systems and procedures designed to protect individually identifiable health information, known as “protected health information.” Pursuant to HIPAA, HHS has promulgated privacy and security regulations that extensively regulate the use and disclosure of protected health information and require covered entities to implement administrative, physical and technical safeguards to protect the security of such information. The American Recovery and Reinvestment Act of 2009, as amended (“ARRA”), contains provisions that broaden the scope of the HIPAA privacy and security regulations and strengthen HIPAA’s enforcement provisions. As covered entities under HIPAA, both we and our facilities are required to comply with rules governing the use and disclosure of protected health information and to impose those rules, by contract, on any business associate to which such information is disclosed. In other relationships, such as when we provide management or consulting services to another covered entity, we are subject to the rules applicable under HIPAA and ARRA to business associates. Pursuant to a rule issued to implement ARRA, business associates and their subcontractors are subject to direct liability under the HIPAA privacy and security regulations. In addition, a covered entity may be subject to penalties as a result of its business associate violating the HIPAA privacy and regulations if the business associate is found to be an agent of the covered entity.

As required by ARRA, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Pursuant to a rule issued to implement ARRA, HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. ARRA increased the amount of civil penalties for HIPAA violations, with penalties now ranging up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

States may impose more protective privacy and security laws, and both state and federal laws are subject to modification or enhancement of privacy and security protection at any time. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for breaches of privacy.

HIPAA Transactions and Code Sets Standards

HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for certain electronic healthcare transactions, such as submitting claims for payment for medical services. The Health Reform Law requires the adoption of standards for additional electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. Under HIPAA, HHS has also published a final rule requiring the use or updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is required beginning October 1, 2014. It is possible that our facilities could experience disruptions or delays in payment due to the implementation of new electronic data transmission standards and the transition to ICD-10 code sets.

Federal Emergency Medical Treatment and Active Labor Act

The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) applies to our five surgical hospitals. EMTALA requires hospitals participating in the Medicare program, including those without emergency rooms, to evaluate individuals who present with emergencies, provide initial stabilizing treatment and refer or transfer patients where appropriate. Possible liability for a violation of EMTALA includes a civil action by the patient as well as civil monetary penalties and exclusion from participation in the Medicare program.

Antitrust Laws

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission (the “FTC”).

Some of our operating activities are subject to regulation by the antitrust laws. For example, the exchange of pricing information in connection with the creation of a joint venture or an acquisition, the formation of joint ventures with large health systems and the negotiation of our commercial payor contracts by our health system partners are all regulated by the antitrust laws. We undertake to conduct all of our business operations in compliance with these laws. The DOJ and the FTC, the two agencies charged with enforcing the federal antitrust laws, have promulgated a series of “Statements of Antitrust Enforcement Policy in Health Care.” These statements provide a series of “safety zones.” A “safety zone” describes conduct that the FTC and the DOJ will not challenge under the antitrust laws, absent extraordinary circumstances. Our activities do not necessarily fall within any of these safety zones. Nevertheless, we believe that our operations are in compliance with the antitrust laws, but courts or regulatory authorities may reach a contrary conclusion, and such a conclusion could adversely affect our operations.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admission of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program.

Reimbursement

Medicare — Ambulatory Surgical Centers

Medicare establishes reimbursement methodologies for various types of healthcare facilities and services. These methodologies have historically been subject to periodic revisions that can have a substantial impact on existing healthcare providers. In accordance with authorization from Congress, CMS makes annual upward or downward adjustments to Medicare payment rates in most areas. These adjustments can result in decreases in actual dollars per procedure or a freeze in reimbursement despite increases in costs.

CMS reimburses providers for outpatient surgery performed in an ASC a prospectively determined rate for covered procedures. The standard payment rate for ASC-covered surgical procedures is calculated as the product of an ASC “conversion factor” and the ASC “relative payment weight” for each separately payable procedure or service. Subject to certain exclusions, covered surgical procedures in an ASC are surgical procedures that are separately paid under the Hospital Outpatient Prospective Payment System (“OPPS”) that would not be expected to pose a significant risk to safety when performed in an ASC, and that would not be expected to require overnight stay. Payment for ancillary items and services are packaged into ASC payment for a covered surgical procedure. The lists of, and payment rates for, covered surgical procedures and ancillary services in ASCs are updated in conjunction with the annual proposed and final rulemaking process to update the OPPS and ASC payment system. The Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Further, the Health Reform Law introduced new limitations on the increase in the index by which ASC rates are annually adjusted. See “— Government Regulation — Health Reform Initiatives.” For calendar year 2014, Medicare payments for ASC services are to be increased by 1.2% as compared to the prior year, reflecting a 1.7% increase based on the consumer price index and a negative 0.5% productivity adjustment.

CMS has implemented a quality data reporting program for ASCs, known as the ASC Quality Reporting Program. Beginning in October 2012, CMS required ASCs to report on five quality measures. Each year CMS has added to the reporting requirement, with two additional quality measures effective January 2013, and three additional quality measures effective January 2014. We have implemented procedures at our ASCs to comply with these requirements. Failure to report quality data according to CMS requirements may result in a reduction of the Medicare payment rates in subsequent years.

Medicare — Surgical Hospitals

As of December 31, 2013, five of our facilities are licensed as hospitals and receive reimbursement from Medicare for inpatient services under Medicare’s Inpatient Prospective Payment System, under which a hospital receives a fixed amount as reimbursement for inpatient hospital services based on each patient’s final assigned Medicare severity diagnosis-related group (“MS-DRG”). Our surgical hospitals generally focus on performing outpatient procedures and perform a relatively low number of Medicare inpatient cases.

Each federal fiscal year (which begins October 1), MS-DRG rates are updated and their weights are recalibrated. The index to update the MS-DRGs known as the “market basket” gives consideration to the inflation experienced by hospitals as well as entities outside the healthcare industry in purchasing goods and services. For several years, however, the percentage increases to the prospective payment rates have been generally lower than the percentage increases in the costs of goods and services for hospitals. Further, the Health Reform Law introduced new limitations on the increase in the market basket. See “— Government Regulation — Health Reform Initiatives.”

Our surgical hospitals are subject to a separate Medicare payment system for outpatient services. Most outpatient services provided by surgical hospitals are classified into groups called Ambulatory Payment Classifications (“APCs”) that are reimbursed by Medicare under the OPPS. A Medicare payment rate has been established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. For calendar year 2014, CMS has issued a final rule that increases the rate for payments made under OPPS by 1.7%, reflecting a 2.5% increase based on the final inpatient hospital market basket percentage for federal fiscal year 2014, a negative 0.5% productivity adjustment and a negative 0.3% adjustment required by the Health Reform Law.

CMS has implemented a quality data reporting program for hospital outpatient care, known as the Hospital Outpatient Quality Data Reporting Program. CMS has adopted a similar quality data reporting program for hospital inpatient services, known as the Hospital Inpatient Quality Reporting Program. Hospitals that fail to report inpatient or outpatient data required for the quality measures selected by CMS in the form and manner required by CMS may incur a 2% reduction in the annual payment update factor. Therefore, if we fail to provide quality data in the manner and form required by CMS, our surgical hospitals could be subject to a reduction of the Medicare payment update by 2%. Any reduction would apply only to the payment year involved and would not be taken into account in computing the applicable payment update factor for a subsequent payment year.

Pursuant to the Health Reform Law, CMS has implemented a value-based purchasing program for inpatient hospital services, pursuant to which hospitals that meet or exceed specified quality performance standards will receive greater reimbursement than they would have otherwise and hospitals that do not meet the standards will receive reduced payments. The incentives provided through the program are funded by a reduction in payments for inpatient hospital services as follows: 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet specified quality performance standards.

Medicaid

Medicaid programs are jointly funded by Federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Payments from Medicaid constituted approximately 3% of our net patient revenues for the year-ended December 31, 2013.

Cost Reports

Because of our participation in the Medicare and Medicaid programs, we are required to meet certain financial reporting requirements. Federal and some state regulations require the submission by us and our five surgical hospitals of annual cost reports stating the revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients at those hospitals.

These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. It generally takes years to settle audits of these cost reports. These audits are used for determining if any under- or over-payments were made by payors under these programs, setting payment levels for future years and detecting fraud. Providers are required to make certain certifications with these cost report submissions, including that they are in compliance with law. Such certifications, if incorrect and submitted knowingly or recklessly, may result in FCA liability. While currently ASCs are not subject to federal cost reporting requirements, it is possible that such requirements, which could be costly for us, will be implemented by CMS in the future.

Third-Party Payors

In addition to paying professional fees directly to the physicians performing medical services, most third-party payors also pay a facility fee to ASCs for the use of surgical facilities and reimburse surgical hospitals for the charges associated with the facilities and services that are provided by the hospitals to the third-party payors’ beneficiaries. We receive a majority of our reimbursement from third-party payors pursuant to written contracts between payors and our facilities. These contracts generally require our surgical hospitals and ASCs to offer discounts from their established charges and prohibit us from billing the patient for any amount other than a specified co-payment or deductible.

In some cases, our facilities do not have written contracts prior to providing services, commonly known as “out-of-network” services. Third-party payors have traditionally paid our out-of-network facilities a percentage of their charges. There has been a growing trend in recent years, however, for third-party payors to implement out-of-network fee schedules, which are more comparable to our contracted rates. In addition, some states where we operate have laws which restrict “out-of-network” billing, and a few payors have filed lawsuits claiming fraud and other wrongdoing on the part of ASCs that have engaged in certain out-of-network billing practices. We believe that where our facilities are out-of-network, our practices are appropriate, but we cannot guarantee that a payor will not successfully challenge those practices, which could lead to lower revenues at the facility involved.

Workers’ Compensation

Our facilities provide services to injured workers and receive payment from workers’ compensation payors pursuant to the various state workers’ compensation statutes. Historically, workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control. In recent years, a number of states have implemented workers’ compensation fee schedules with rates generally lower than what our facilities have historically been paid for the same services. This trend has been exacerbated in some states by budget deficits and a perceived need to reduce expenditures. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

Operational Risks and Insurance

We maintain liability insurance in amounts that we believe are appropriate for our operations. Currently, we maintain professional and general liability insurance coverage for us and our facilities on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility. We also maintain umbrella liability insurance in the aggregate amount of $10.0 million and excess liability insurance in the aggregate amount of $15.0 million. We also currently maintain property damage insurance with aggregate coverage of $500.0 million and other types of insurance coverage we believe to be consistent with industry practice. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events that caused the claim occurred. The cost and availability of such coverage has varied widely in recent years.

In most states, we maintain private market coverage for our workers’ compensation risk. The policy limits equal the minimum statutory requirements. In certain states, we procure comparable coverage through various state funds. In the state of Texas, we have elected not to participate in the workers’ compensation system and have procured separate coverage, subject to nominal deductibles.

While we believe that our insurance policies are adequate in amount and coverage for our current and anticipated operations based on both management judgment and external benchmarks, we cannot ensure that the insurance coverage will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation and disposal of hazardous materials. We also regularly acquire ownership or operational interests in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites, abutters or other persons) and the off-site disposal of hazardous substances. We believe that we have been and are in substantial compliance with the terms of all applicable environmental laws and regulations and that we have no liabilities or obligations under environmental requirements that we would expect to have a material adverse effect on our business, results of operations or financial condition.

Available Information

The Company maintains a web site at http://www.scasurgery.com. The Company makes available on its web site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). These reports are also available on the SEC’s website, http://www.sec.gov. You may read and copy any reports that we file with the SEC at its Public Reference Room, located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, prospects, results of operations or financial condition could be materially adversely affected.

Risks Related to our Business

We depend on payments from third-party payors, including government healthcare programs, commercial payors and workers’ compensation programs. If these payments are reduced or eliminated, or do not increase as our costs increase, our revenues and profitability could decrease.

We depend upon governmental, commercial and workers’ compensation third-party sources of payment for the services provided to patients in our surgical facilities. The amount that our surgical facilities receive in payment for their services may be adversely affected by factors we do not control, including Medicare, Medicaid and state regulation changes, cost containment decisions and changes in reimbursement schedules of payors, legislative changes, refinements to the Medicare ASC payment system and refinements by CMS to Medicare’s reimbursement policies. Similarly, third-party payors may be successful in negotiating reduced reimbursement schedules with our facilities. Any reduction or elimination of these payments or an increase in the payments at a rate that is less than the increase in our costs could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we or our health system partners are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with non-governmental third-party payors, our revenues and profitability may decrease.

Payments from non-governmental third-party payors represented approximately 60% of our consolidated net patient revenues and 77% of our nonconsolidated net patient revenues for the year-ended December 31, 2013. We receive most of these payments from third-party payors that have contracts with our facilities. These payors use a variety of methods for reimbursement depending on the insurance arrangement involved. These arrangements include preferred provider organizations, health maintenance organizations, as well as prepaid and discounted medical service packages, capitated (fixed fee) contracts, Medicare Advantage Plans and contracts with Independent Physician Associations. If we or our health system partners fail to enter into favorable contracts or to maintain satisfactory relationships and renew existing contracts on favorable terms with these payors, our revenues and profitability may decrease. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with non-governmental third-party payors. For example, some of our competitors may negotiate exclusivity provisions with non-governmental third-party payors or otherwise restrict the ability of non-governmental third-party payors to contract with us or our health system partners. Moreover, these third-party payors are increasingly implementing cost containment measures, such as fixed fee schedules and reductions to reimbursement schedules, which may reduce our revenues and profitability now or in the future. Further, the trend toward consolidation among non-governmental third-party payors tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of health insurance exchanges, non-governmental third-party payors increasingly may demand reduced fees. In addition, there is a growing trend for third-party payors and employer-sponsored healthcare plans to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our surgical facilities. Because some commercial third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from commercial third-party payors. Patient volumes could decrease if we or our health system partners are unable to enter into acceptable contracts with such third-party payors, which could lead to a material adverse effect on our business, prospects, results of operations and financial condition.

For the year-ended December 31, 2013, approximately 3.0% of our net patient revenues was derived from providing “out-of-network” services, where payments to us come from third-party payors with which our surgical facilities do not have contracts. In such cases, we generally charge patients a co-payment and submit claims to the payor, which typically have been paid at higher than comparable contracted rates. However, there is a trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In such situations, we may be forced to choose between not providing services to out-of-network patients and accepting a payor contract with relatively low payment rates. In certain situations, we have seen an increase in case volume upon transitioning to in-network billing, although we may experience an overall decrease in revenues. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition to in-network billing, or that when we decline to sign a payor contract we will see a sufficient increase in payment rates to compensate for the decrease in volume of cases resulting from being out-of-network.

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

Payments from workers’ compensation payors represented approximately 11% of our net patient revenues for the year-ended December 31, 2013. Several states have recently considered or implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. Additionally, budgeting and economic challenges have caused some states to reduce the payments made to us under workers’ compensation programs. In 2012, California enacted legislation that reduced the reimbursement rate for patients receiving care through its workers’ compensation program by 33% beginning on January 1, 2013. In addition, North Carolina has enacted legislation to reduce its workers’ compensation reimbursement rates by 15%, beginning on April 1, 2013. Finally, Indiana has passed legislation that will reduce workers’ compensation reimbursement rates by 53%, which is scheduled to go into effect on July 1, 2014. If the trend of states adopting lower workers’ compensation fee schedules continues, or the budgeting and economic challenges faced by states continue, resulting in reductions to reimbursement rates, such occurrences could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our relationships with health systems, including not-for-profit health systems, are important to our growth strategy. If we are not able to maintain good relationships with these health systems, or enter into new relationships, we may be unable to implement our growth strategy successfully, which could adversely affect our profitability.

Our business depends in part upon the success of our health system partners and the strength of our relationships with those healthcare systems. Our business could be adversely affected by any damage to those health systems’ reputation or to our relationships with them, or as a result of an irreconcilable dispute with a health system partner. At December 31, 2013, we held ownership interests in 62 facilities in partnership with 30 different health systems. Our health system relationships include local health systems, regional health systems and national health systems. We enter into co-development agreements or have informal co-development arrangements with health systems in which we agree to jointly develop a network of surgical facilities in a defined geographic area. We expect our acquisition activity to continue with the primary focus on the creation of partnerships with health systems. If we are unable to develop and maintain good relationships with such health systems, maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems on favorable terms, or at all, we may be unable to implement our growth strategies successfully, and such a failure could adversely affect our profitability. In addition, we are increasingly entering into joint ventures that we do not control because we do not have a majority stake in the joint venture or otherwise do not possess sufficient contractual rights to control the entity. Our failure to control such joint ventures may impair our ability to achieve the desired operating results from such joint ventures.

Material changes in revenue rulings published by the Internal Revenue Service (the “IRS”), case law or the interpretation of such rulings and case law could adversely affect our relationships with our not-for-profit health system partners and have a material adverse effect on our business, prospects, results of operations and financial condition.

Our relationships with tax-exempt, not-for-profit health systems and the joint venture agreements that represent these relationships are structured to minimize the possibility of adverse tax consequences to the non-profit systems, such as the imposition of the unrelated business income tax or the loss of tax exemption. These relationships are generally structured with the assistance of counsel to the non-profit systems, who rely on revenue rulings published by the IRS as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these rulings and case law, or the interpretation of such rulings and case law by the IRS, could adversely affect our relationships with our not-for-profit health system partners. Further, our compliance with the rules applicable to tax-exempt entities could have an adverse impact on the margins of facilities we own in partnership with our not-for-profit health system partners. Such rules, revenue rulings, case law and interpretations may preclude us from being able to enter into joint venture agreements or new relationships with not-for-profit health systems, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We depend on physician utilization of our facilities, which could decrease if we fail to maintain good relationships with physicians or due to other factors outside of our control.

Our business depends upon the efforts and success of the physicians who provide medical services at our facilities, and the strength of our relationships with these physicians. These physicians are not employees of our facilities and are generally not contractually required to use our facilities. We typically do not have contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our facilities, provider agreements with physicians who provide anesthesiology services in our surgical facilities and independent contractor agreements with physicians who provide certain limited services to the facilities, such as medical director services. Physicians who use our surgical facilities usually also use other surgery centers or hospitals. Due to technological advances, physicians may also choose to perform procedures that might otherwise be performed at our surgical facilities in their own offices, such as pain management procedures, endoscopies and cataract removals. Although many physicians who own an interest in our facilities are subject to agreements restricting them from having an ownership interest in competing facilities, these agreements do not restrict physicians from performing procedures at other facilities. Also, these agreements restricting ownership of competing facilities can be difficult to enforce, and we may be unsuccessful in preventing physicians who own an interest in our facilities from acquiring an interest in a competing facility.

We also depend on the quality of care provided by the physicians who provide medical services at our facilities. While those physicians are independent contractors and not employed by us or our facilities and maintain their own liability insurance coverage, the failure of particular groups of physicians who utilize our facilities to provide quality medical care or to otherwise adhere to professional guidelines at our surgical facilities, or any damage to the reputation of a particular group of physicians with whom we are affiliated, could also damage our reputation, subject us to liability and significantly reduce our revenues.

Healthcare reform and other factors are leading more physicians to accept employment by hospitals. The creation of ACOs may cause physicians to accept employment to become part of a network that includes an ACO. In addition, Medicare’s push for healthcare providers to invest in technology infrastructure to increase efficiencies may cause more physicians to move from private practice to employment with hospitals and ACOs because an individual physician or small group of physicians may view the costs associated with investing in technology as too large to bear individually. Physicians who accept employment with ACOs, hospitals or other organizations may be less likely to own, or may be contractually restricted from owning, interests in our facilities or, in some cases, restricted from using our facilities.

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

We believe that an important component of our financial performance and growth is our ability to provide physicians who use our facilities with the opportunity to purchase ownership interests in our facilities. We may not be successful in attracting new physician investment in our surgical facilities, and that failure could result in a reduction in the quality, efficiency and profitability of our facilities. Based on competitive factors and market conditions, physicians may be able to negotiate relatively higher levels of equity ownership in our facilities, consequently limiting or reducing our share of the profits from these facilities. In addition, physician ownership in our facilities is subject to certain regulatory restrictions, see “— Risks Related to Healthcare Regulation — Our surgical facilities do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute. If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues” and “—Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

In addition, our growth strategy includes the acquisition of existing surgical facilities and the development of new surgical facilities jointly with local physicians and, in some cases, healthcare systems and other strategic partners. From January 2010 to December 31, 2013, we acquired 13 consolidated facilities and 32 noncontrolling interests in facilities accounted for as equity method investments. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition and development opportunities, or to complete acquisitions and new projects in a timely manner and on favorable terms. Our acquisition and development activities require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates.

Shortages of surgery-related products, equipment and medical supplies and quality control issues with such products, equipment and medical supplies could disrupt our operations and adversely affect our case volume, case mix and profitability.

Our operations depend significantly upon our ability to obtain sufficient surgery-related products, drugs, equipment and medical supplies from suppliers on a timely basis. If we are unable to obtain such necessary products, or if we fail to properly manage existing inventory levels, we would be unable to perform certain surgeries, which could adversely affect our case volume or result in a negative shift in our case mix. In addition, as a result of shortages, we could suffer, among other things, operational disruptions, disruptions in cash flows, increased costs and reductions in profitability. At times, supply shortages have occurred in our industry, and such shortages may recur from time to time.

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

Our operations are dependent on the efforts, abilities and experience of our management and clinical personnel, particularly nurses. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2013, our salary and benefit expenses represented 34.6% of our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

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

The healthcare business is highly competitive, and each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets we compete with other healthcare providers for patients and in contracting with commercial payors. In addition, because the number of physicians available to utilize and invest in our facilities is finite, we face intense competition from other surgery centers, hospitals, health systems and other healthcare providers in recruiting physicians to utilize and invest in our facilities. We are in competition with other surgery centers, hospitals and healthcare systems in the communities we serve to attract patients and provide them with the care they need. There are hospitals and health systems that compete with us in each market in which we operate, and many of them have more established relationships with physicians and payors than we do. To the extent that a majority of physicians within an individual community or market decide to partner with a competing surgery center, hospital or health system and not with us, our affiliated facility in such community may become unprofitable and the value of this asset may decrease, even drastically. In addition, other companies are currently in the same or similar business of developing, acquiring and operating surgical facilities, or may decide to enter this business. We also compete with some of these companies for entry into strategic relationships with health systems and physicians. Moreover, many physicians develop surgical facilities without a corporate partner, using consultants who perform services that we often perform for a fee and who do not take an equity interest in the ongoing operations of the facility. As a result of the differing competitive factors within the markets in which we operate, the individual results of our facilities may be volatile. If we are unable to compete effectively with any of these entities or groups, or to attract a sufficient number of physicians to utilize or invest in our facilities, we may be unable to implement our business strategies successfully, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We often are subject to malpractice and related legal claims, and we could be required to pay significant damages in connection with those claims, which may not be covered by insurance.

In the ordinary course of business, we are subject to legal actions alleging malpractice or related legal claims arising out of the treatment of patients at our facilities. Many of these actions involve large monetary claims and significant defense costs. In some cases, it may be difficult to control the level of risk in this area. For example, it is possible that our facilities could inadvertently purchase tainted products from ostensibly reputable suppliers. Other providers are facing substantial litigation costs, and could face substantial damages, in connection with medical malpractice and products liability claims associated with the purchase of tainted epidural steroids, the administration of which by ASCs and other types of providers resulted in the recent nationwide meningitis outbreak. We maintain liability insurance in amounts that we believe are appropriate for our operations, including professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility. We also maintain umbrella liability insurance in the aggregate amount of $10.0 million and excess liability insurance in the aggregate amount of $15.0 million. See “Business — Operational Risks and Insurance” for additional information regarding our insurance coverage. However, this insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our case volume and case mix may be adversely affected due to current and future economic conditions.

The U.S. economy continues to experience difficult conditions. Our case volume and case mix may be adversely affected by patients’ inability to pay for procedures in our facilities. Higher numbers of unemployed individuals generally translate into more individuals without healthcare insurance to help pay for procedures, thereby increasing the potential for persons to elect not to have procedures performed. However, a majority of the procedures performed in our surgical facilities are not considered truly elective in nature. Therefore, even procedures normally thought to be non-elective may be delayed or may not be performed if the patient cannot afford the procedure due to a lack of insurance or money to pay their portion of our facility’s fee.

In addition, the difficult conditions of the U.S. economy have adversely affected and could continue to adversely affect the budgets of individual states and the Federal government, which has resulted in and could continue to result in attempts to reduce payments made to us by Federal and state government healthcare programs, including Medicare, military services, Medicaid and workers’ compensation programs, a reduction in the scope of services covered by those programs and an increase in taxes and assessments on our activities. In the past, the Federal government has entered a shutdown that suspended services deemed non-essential as a result of a failure by Congress to enact regular appropriations. A prolonged shutdown in the future could cause significant regulatory delays, including delays in our ability to obtain Medicare billing numbers or achieve Medicare certification for new facilities. Furthermore, if the Federal government debt incurrence ceiling expires and is not raised by Congress, the Federal government could default on its debts. A prolonged shutdown or a failure to raise the debt ceiling would negatively affect the U.S. economy and could have a material adverse effect on the healthcare industry, our business, results of operations or financial condition.

Many of our facilities are concentrated in certain states, which makes us particularly sensitive to regulatory, economic and other conditions in those states.

Our revenues are particularly sensitive to regulatory, economic and other conditions in certain states where we have a greater concentration of facilities. For the year-ended December 31, 2013, our facilities located in North Carolina, California and Texas represented approximately 14%, 14% and 12%, respectively, of our net patient revenues. Additionally, facilities located in each of Alabama, Alaska, Connecticut, Florida and Idaho represented in excess of 5% of our net patient revenues for the year-ended December 31, 2013. Of our 60 nonconsolidated facilities accounted for as equity method investments, as of December 31, 2013, 26 of these facilities were located in California and 12 of these facilities were located in Indiana. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, our case volumes could decline in these states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We have a history of net losses and may not achieve or sustain profitability in the future.

We have historically incurred periods of net losses, including net losses of approximately $51.3 million in 2013, $20.0 million in 2012 and $9.7 million in 2011. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Certain of our partnership and operating agreements contain termination dates that will require us to amend and possibly renegotiate such agreements.

Certain of our LP agreements, general partnership agreements and LLC operating agreements have termination dates by which the agreement expires by its terms. In some cases, termination dates are required under the applicable state law governing the form of entity. In these situations we would attempt to negotiate an amendment to the agreement to prevent such termination if we wish to continue the business. Any such amendment could also require us to renegotiate material terms of the agreements with our physician and health system partners. There is no guarantee that we will be able to renegotiate these agreements on terms that are favorable or satisfactory to us or at all. If we are unable to amend or renew our agreements on terms that are satisfactory to us or at all, this could have a material adverse effect on our business, prospects, results of operations and financial condition. None of our operating agreements have termination dates in 2014.

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

In one case, two agreements governing seven facilities that we co-own with Sutter Health give Sutter Health the absolute right to purchase our proportionate interest in the facilities, including our ongoing profits from managing the facilities, after the passage of a certain amount of time. The first of these rights will arise in 2017. The purchase price of our interest will be the fair market value as determined by an independent appraisal. One of these agreements further provides that if Sutter Health forgoes the right to acquire our interest upon the initial trigger date, such right will renew and we must offer Sutter Health the same opportunity every three years. The other agreement gives Sutter Health an ongoing right to purchase our proportionate interest in one facility after the expiration of seven years following the commencement of operations of the center. There are an additional two agreements governing four facilities co-owned with Sutter Health under which Sutter Health has the right to purchase up to 10% of our ownership interest in one facility and up to 10% of our ownership interest in our joint venture entity that owns one facility, also at fair market value. Although the stated purchase price for these acquisitions is fair market value, the purchase of our interests by our partner will prevent us from continuing to recognize ongoing profits from owning and managing these facilities, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We generally hold our ownership interests in facilities through limited or general partnerships, LLCs or LLPs in which we maintain an ownership interest along with physicians and, in some cases, health systems. As general partner and manager of most of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We may encounter conflicts between our responsibility to the other interest holders and our own best interests. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In addition, we may acquire facilities with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we maintain professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility, we do not maintain insurance specifically covering all unknown or contingent liabilities that may have occurred prior to the acquisition of facilities. See “Business — Operational Risks and Insurance” for additional information regarding our insurance coverage. In some cases, our right to indemnification for these liabilities from the seller may be subject to negotiated limits or limits on our ability to enforce indemnification rights.

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

We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2013 and 2012 represented approximately 13.0% and 7.2% of our accounts receivable balance, respectively.

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

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating teammates. Although we have employment agreements with senior management, we do not maintain “key man” life insurance policies for any of our senior management. Competition for senior management generally, and within the healthcare industry specifically, is intense, and we may not be able to recruit and retain the personnel we need if we were to lose an existing member of senior management. Many of our senior management and other financial and operating key teammates were recruited by us specifically due to their industry experience or specific expertise. The loss of senior management or other key teammates, without adequate replacements, or our inability to attract, retain and motivate sufficient numbers of qualified senior management or other key teammates, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We rely on our controlling stockholder.

We have in recent years depended on our relationship with TPG, our controlling stockholder, to help guide our business plan and we continue to rely on TPG’s significant expertise in financial matters. This expertise has been available to us through the representatives TPG has on the Company’s board of directors. Representatives of TPG have the ability to appoint, and have appointed, a majority of the seats on our board of directors. In the future, TPG may elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with it. See “— Risks Related to Our Common Stock — TPG has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.”

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2013, we had approximately $645.7 million of indebtedness (excluding capital leases), which includes $602.5 million under our Senior Secured Credit Facilities (as defined herein). We also have $132.3 million of unused commitments under our Class B Revolving Credit Facility. At December 31, 2013, we had approximately $1.7 million in letters of credit outstanding.

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

In addition, our Senior Secured Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. In addition, our Senior Secured Credit Facilities require prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. Finally, our Senior Secured Credit Facilities require the repayment in full of all amounts outstanding thereunder upon a change of control, as defined therein.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the Amended Credit Agreement (as defined herein) governing our Senior

Secured Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.

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

The terms of our Senior Secured Credit Facilities may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our Senior Secured Credit Facilities contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.

The Amended Credit Agreement governing our Senior Secured Credit Facilities includes covenants restricting, among other things, our ability to:

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

The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. In addition, the outstanding indebtedness under our Senior Secured Credit Facilities is, subject to certain exceptions, secured by security interests in substantially all of our, SCA’s and the other Guarantors’ (as defined herein) assets. A breach of any of the restrictive covenants in the Amended Credit Agreement governing the Senior Secured Credit Facilities would result in a default, and our lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce and foreclose on their security interest and liquidate some or all of such pledged assets. The lenders under our Senior Secured Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

We are exposed to market risk related to interest rate changes.

We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our Senior Secured Credit Facilities, including our $214.4 million Class B Term Loan due December 30, 2017 and our $388.1 million Class C Term Loan due June 30, 2018. The interest rate on the Class B Term Loan and the Class C Term Loan at December 31, 2013 was 4.25%. The weighted average interest rate for the outstanding debt under our Senior Secured Credit Facilities as of December 31, 2013 was 4.26%. Borrowings under each portion of the Senior Secured Credit Facilities bear interest at a base rate or at LIBOR, as elected by us, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. There is no cap on the maximum interest rate for the Senior Secured Credit Facilities. As of December 31, 2013, we held forward starting interest rate swaps hedging interest rate risk on $240.0 million of our variable rate debt to manage our exposure to these fluctuations. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin to accrue interest until a future start date, extend the interest rate swaps that we terminated in 2012 and 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

We make significant loans to the partnerships and LLCs that own and operate certain of our facilities.

For certain of our surgical facilities, indebtedness at the partnership or LLC level is funded through intercompany loans that we provide. Through many of these loans, which totaled approximately $27.6 million to 27 surgical facilities as of December 31, 2013, we have a security interest in the partnership’s or LLC’s assets. However, our business, prospects, financial condition and results of operations could be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We are liable for certain debts and other obligations of the partnerships and limited liability companies that own and operate certain of our facilities.

In certain of the general partnerships, LPs, LLPs or LLCs in which one of our affiliates is the general partner or managing member, our affiliate is liable for some or all of the debts and other obligations of the entity. Our partners or co-members are often required to guarantee their pro rata share of any indebtedness or lease agreements to which the entity is a party in proportion to their ownership interest in the entity. As of December 31, 2013, we guaranteed a total of $37.6 million of debt, consisting of $35.1 million at consolidated facilities and $2.5 million in the aggregate at nonconsolidated and managed-only facilities. For more information regarding guarantees made to nonconsolidated or managed-only facilities, see “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Transactions.” There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the general partnership, LP, LLP or LLC if there is a default, or that the physician partners or co-members would have sufficient assets to satisfy their guarantee obligations.

We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our balance sheet at December 31, 2013 contained intangible assets, including goodwill, of $806.0 million. Future acquisitions that result in the recognition of additional long-lived and intangible assets would cause an increase in these types of assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any potential impairment to the carrying value of these assets could exist. Estimates of the future cash flows associated with the assets are critical to the impairment assessments. Changes in estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on our business, prospects, results of operations and financial condition.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have appropriate information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

We may not be able to fully realize the value of our net operating loss carryforwards.

As of December 31, 2013, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $263.7 million. Such losses expire in various amounts at varying times beginning in 2027. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. While we believe we will be able to use a substantial portion of these tax benefits before they expire, no such assurances can be provided. For further discussion of our NOLs see Note 13, Income Taxes, to the accompanying consolidated financial statements.

As of December 31, 2013, we maintained a full valuation allowance of $166.1 million against our deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. While we have concluded that a full valuation allowance continued to be appropriate as of December 31, 2013, we are continually monitoring actual and forecasted earnings. If there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

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

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. It is possible that future transactions, not all of which would be within our control (including a possible sale by TPG or MTS of some or all of their respective shares of our common stock), could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire, but we cannot assure you that will be the case. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.

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

The Health Reform Law will change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment of programs where reimbursement is tied to quality. The Health Reform Law also reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. Due to the complexity of the Health Reform Law, the many factors involved in its implementation and ongoing court challenges on certain issues, it is difficult to predict the full impact of the Health Reform Law on the healthcare industry.

The Health Reform Law was signed into law in March 2010; however, many of its measures do not take effect until 2014 or later and other measures have been delayed. For example, the date by which individuals must have obtained qualified health insurance coverage in order to avoid tax penalties has been delayed until March 31, 2014. In addition, the Health Reform Law’s employer mandate, pursuant to which certain larger employers that do not offer health insurance benefits to their employees will be required to make “shared responsibility payments” if an employee obtains government-subsidized coverage through the Health Insurance Marketplace, will be delayed until January 1, 2015, for employers with 100 or more employees, and until January 1, 2016, for employers with 50 to 99 employees.

Further, it is unclear how many states will decline to implement the Medicaid expansion provisions of the Health Reform Law. In June 2012, the Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law, but struck down provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing Medicaid funding. As a result, some states may choose not to implement the Medicaid expansion, and fewer individuals will be covered by a state Medicaid program than would have been covered had the Supreme Court upheld the Health Reform Law in its entirety.

In addition, the potential impact of the Health Insurance Marketplace, the system of state and federal health insurance exchanges through which qualified health insurance coverage may be obtained, is uncertain. The purpose of the Health Insurance Marketplace is to provide consumers, including individuals that do not currently have health insurance, with a convenient and transparent marketplace through which individual health insurance products may be purchased. The Health Insurance Marketplace became operational on October 1, 2013, with insurance coverage purchased through the Marketplace taking effect as early as January 1, 2014. It is possible that rates payable to providers under health insurance policies purchased by an individual through the Health Insurance Marketplace will be lower than rates payable under policies purchased by an employer for a group. It is also possible that some employers will opt to cease providing group coverage and make “shared responsibility payments,” leaving their employees to purchase individual policies through the Marketplace. The impact of the Health Insurance Marketplace on the market for individual policies, and the rates payable to providers under health insurance products offered through the Marketplace, is uncertain.

The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools for the Federal government, increases cooperation between federal agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (i) provides $350 million in increased federal funding to fight healthcare fraud, waste and abuse; (ii) expands the scope of the Recovery Audit Contractor program to include both the Medicaid and Medicare Advantage plans; (iii) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (iv) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (v) strengthens the rules for returning overpayments made by governmental health programs, including expanding liability under the FCA to extend to failures to timely repay identified overpayments. The Health Reform Law also places limitations on an exception to the Stark Law that allows physicians to invest in hospitals if the physicians’ investments are in the entire hospital and not just a department of the hospital (the “whole hospital exception”). Among other things, the Health Reform Law prohibits hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, and places restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds.

As a result of the Health Reform Law, we expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, increased enforcement of infection control standards and implementation of other quality control measures. In addition, the Health Reform Law includes certain value-based purchasing initiatives, and we expect such initiatives, including programs that condition reimbursement on patient outcome measures, to become more common among governmental and commercial payors. Pursuant to the Health Reform Law, HHS has submitted a report to Congress outlining HHS’s plan to implement a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficient measures. In addition, CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors that occur in a healthcare facility. Several commercial payors also do not reimburse providers for certain preventable adverse events. CMS has also established an ASC Quality Reporting Program. Failure to report quality data according to CMS requirements may result in a reduction of the Medicare payment rates in subsequent years. An increased emphasis by government and accreditation agencies on the accuracy of quality reporting, quality performance and more rigorous performance standards and oversight could result in a reduction of the payments and fees that we receive from Medicare.

In addition, the Health Reform Law mandates reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare’s annual inflation updates, which became effective in 2010 and 2012. Further, additional cuts to Medicare and Medicaid payments may occur depending on government response to economic conditions.

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

If we fail or have failed to comply with applicable laws and regulations, we could be subject to administrative, civil or criminal penalties, cease and desist orders, forfeiture of amounts owed and recoupment of amounts paid to us by governmental or commercial payors, loss of licenses necessary to operate and disqualification from Medicare, Medicaid and other government-sponsored healthcare programs.

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

Regulatory changes or changes in the interpretation of existing laws or regulations may obligate us to purchase all of the ownership interests of the physician investors in partnerships or LLCs that own and operate our facilities. Such changes would include those that:

•	make illegal the referral of patients to our facilities by physician investors;

•	create a substantial likelihood that cash distributions to physician investors from the partnerships or LLCs through which we operate our facilities would be illegal; or

•	make illegal the ownership by the physician investors of interests in the partnerships or LLCs through which we own and operate our facilities.

In addition, some of our partnership and operating agreements with our physician partners and management agreements with our facilities require us to renegotiate such agreements upon the occurrence of various fundamental regulatory changes or changes in the interpretation of existing regulations and provide for termination of such agreements if such renegotiations are not successful.

We cannot control whether or when any of these regulatory events might occur. In the event we are required to purchase all of the physicians’ ownership interests in our facilities, our existing capital resources would not be sufficient for us to meet this obligation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” These obligations and the possible termination of our partnership, operating and management agreements would have a material adverse effect on our business, prospects, results of operations and financial condition.

The Medicare and Medicaid programs, which together provide a material portion of our net patient revenues, are particularly susceptible to legislative and regulatory changes that could adversely affect our revenues and profitability.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements. Any of these factors could adversely affect the level and timing of payments to our surgical facilities. For the year-ended December 31, 2013, payments from Medicare and Medicaid represented approximately 20% and 3% of our net patient revenues, respectively.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The BCA-mandated spending reductions went into effect on March 1, 2013. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending.

Many states must operate with balanced budgets, and the Medicaid program is often the largest budget expenditure for many states. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending or decreased spending growth for Medicaid programs in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated.

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

In November 1999, HHS issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, ASCs. However, our ASC arrangements do not comply with all of the requirements of the ASC safe harbor and, therefore, are not immune from government review or prosecution.

Further, we employ dedicated marketing personnel whose job functions include the recruitment of physicians to practice surgery at our centers. These teammates are paid a base salary plus a productivity bonus. We believe our employment arrangements with these teammates are consistent with a safe harbor provision designed to protect payments made to employees. However, a government agency or private party may assert a contrary position.

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

The Stark Law prohibits a physician from making a referral to an entity for the furnishing of certain “designated health services” otherwise payable under Medicare or Medicaid if the physician or a member of the physician’s immediate family has a financial relationship with the entity, such as an ownership interest or compensation arrangement, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare or Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. HHS, acting through CMS, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ASC from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ASC. However, if the ASC is separately billing Medicare for designated health services that are not covered under the ASC’s composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally. In addition, we believe that physician ownership of ASCs is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Moreover, the Stark Law applies to our five surgical hospitals. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; medical necessity of services provided; and classification of the level of care provided, including proper classification of inpatient admissions, observation services and outpatient care. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

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

All payors are increasingly conducting post-payment audits. For example, CMS has implemented the RAC program, involving Medicare claims audits nationwide. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expanded the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. We are regularly subject to these external audits and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of program payment or other governmental sanctions.

To participate in and receive payment from the Medicare program, our facilities must comply with regulations promulgated by CMS. These regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth specific requirements with respect to the facility’s physical plant, equipment, personnel and standards of medical care. All of our surgery centers and surgical hospitals are certified to participate in the Medicare program. As such, these facilities are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS. Under the ASC survey process, the surveyors are becoming more familiar with expanded interpretive guidance and the updated ASC conditions for coverage, which may lead to an increased number of deficiency citations requiring remedy with appropriate action plans. Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination from participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions and respond to surveys, but we cannot be sure that our facilities are or will always remain in full compliance with the requirements.

We are subject to federal privacy regulations enacted under HIPAA, and ensuring continued compliance with HIPAA could require us to expend significant resources and capital, impair our profitability and limit our ability to grow our business.

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

In addition, compliance with the HIPAA security regulations requires ASCs, hospitals and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected healthcare information maintained, used and disclosed in electronic form. We have taken actions in an effort to be in compliance with these regulations and believe that we are in substantial compliance with the HIPAA security regulations. A cyber-attack that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. For additional information regarding the risks related to management and security of our information systems, see “Risks Related to Our Business — If we are unable to manage and secure our information systems effectively, our operations could be disrupted.”

ARRA broadened the scope of the HIPAA privacy and security regulations. Among other things, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. ARRA and its implementing regulations also require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. Pursuant to a rule issued to implement ARRA, HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA strengthened HIPAA’s enforcement provisions. ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. In addition, ARRA authorized state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

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

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. We have incurred $3.5 million of operating expenses to implement our certified EHR technology and to meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. In addition, although the ARRA incentive payment program does not apply to surgery centers, we have not yet determined an EHR solution for our surgery center facilities. A requirement that surgery centers adopt and meaningfully use EHR technology could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

Health plans and providers, including our facilities, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2014. This transition requires significant investment in coding technology and software, and training of staff involved in the coding and billing process. In addition to these upfront costs of transitioning to ICD-10, our facilities could experience significant disruption or delays in payment due to technical or coding errors or other implementation issues involving either our systems, or the systems and implementation efforts of health plans and their business partners. Further, the extent to which the transition to the more detailed ICD-10 coding system could result in decreased reimbursement, because the use of ICD-10 codes results in conditions being reclassified to payment groupings with lower levels of reimbursement than assigned under the previous system, is unknown at this time.

Efforts to regulate the construction, relocation, acquisition, change of ownership, change of control or expansion of healthcare facilities could prevent us from acquiring additional facilities, renovating our existing facilities or expanding the breadth of services we offer.

Some states require us to apply for and receive prior approval, typically in the form of a CON, for the construction, relocation, acquisition, change of ownership or change of control of healthcare facilities or expansion of the number of operating or procedure rooms or services our facilities offer. In granting approval, these states consider the need for additional or expanded healthcare facilities or for additional or expanded services. Additionally, third parties, including our competitors, have the right to, and often do, object to our applications for a CON. In many of the states in which we currently operate, CONs must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters, including change of control or change of ownership. Other states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a CON could be significant, and we cannot ensure that we will be able to obtain the CON or other required approvals for the addition, expansion or change of control or change of ownership of facilities or services in the future. If we are unable to obtain required approvals, we may not be able to acquire additional facilities, expand healthcare services we provide at our existing facilities or replace, expand or relocate our facilities.

If antitrust enforcement authorities conclude that our market share in any particular market is too concentrated, that our or our health system partners’ commercial payor contract negotiating practices are illegal, or that we otherwise violate antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, prospects, results of operations and financial condition.

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the FTC. We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.

The healthcare laws and regulations to which we are subject are constantly evolving and may change significantly in the future.

The laws and regulations applicable to our business and to the healthcare industry generally to which we are subject are constantly in a state of flux. While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Risks Related to Our Common Stock

We are a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

TPG currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of NASDAQ listing rules. Under these standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	that we have a compensation committee that is composed entirely of independent directors.

We are currently utilizing certain of these exemptions. Although we currently have a majority of independent directors on our board of directors, our Nominating and Corporate Governance Committee and Compensation Committee do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules directed each of the national securities exchanges to develop listing standards requiring, among other things, that:

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

On January 11 and December 11, 2013, the SEC approved the proposed listing standards of the national securities exchanges, including NASDAQ, related to, among other items, compensation committee advisors and compensation committee independence. As a “controlled company,” we are not subject to these compensation committee independence requirements, but we are subject to the other requirements.

If in the future we no longer qualify as a “controlled company” within the meaning of NASDAQ listing rules, we will no longer qualify for exemptions from certain corporate governance requirements.

We are listed on the NASDAQ Global Select Market and are therefore subject to NASDAQ’s listing rules. If in the future, as a result of additional issuances of common stock or otherwise, TPG no longer holds more than 50% of our outstanding common stock, we will no longer be a “controlled company” within the meaning of NASDAQ’s listing rules. Pursuant to the requirements of NASDAQ’s listing rules, within one year after a loss in status as a controlled company, our Compensation Committee and Nominating and Corporate Governance Committee must be composed entirely of “independent directors” (as defined by NASDAQ’s listing rules). During the phase-in period granted by NASDAQ’s listing rules, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ’s listing rules. If, within one year of a loss of controlled company status, we do not have additional independent directors on our Compensation Committee and Nominating and Corporate Governance Committee, we will not be in compliance with NASDAQ’s listing rules and may be subject to enforcement actions by NASDAQ.

TPG has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.

We are controlled by TPG, and they currently own approximately 62.6% of our common stock. Pursuant to the Stockholders’ Agreement, dated November 4, 2013, among the Company, TPG and its affiliates, TPG currently has the right to designate a majority of the seats on our board of directors, and as a result Mr. Sisitsky, a TPG Partner, Mr. Rhodes, a TPG Principal, and Mr. Geiser and Dr. Mansukani, each of whom provide consulting services to TPG, have been appointed to our board of directors. As a result, TPG can exercise control over our affairs and policies, including the approval of certain actions such as amending our Certificate of Incorporation, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), appointing members of our management and any transaction that requires stockholder approval regardless of whether others believe that such change or transaction is in our best interests. The interests of TPG may not be consistent with your interests as a stockholder. So long as TPG continues to hold a majority of our outstanding common stock, TPG will have the ability to control the vote in any election of directors, amend our Certificate of Incorporation or By-Laws or take other actions requiring the vote of our stockholders. Even if the amount owned by TPG is less than 50%, TPG will continue to be able to strongly influence or effectively control our decisions. So long as TPG collectively owns at least 50% of the shares of our common stock held by them at the closing of our initial public offering, they will be able to designate for nomination a majority of the seats on our board of directors. This control may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, although we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which regulates corporate takeovers, our Certificate of Incorporation contains similar provisions related to business combinations with interested stockholders and provides that TPG and any of its direct or indirect transferees and any group as to which such persons are a party do not constitute interested stockholders for purposes of this provision.

Additionally, TPG is in the business of making investments in companies and may currently hold, and may from time to time in the future acquire, controlling interests in businesses engaged in industries that complement or compete, directly or indirectly, with certain portions of our business. Further, if TPG pursues other acquisitions in our industry, those acquisitions may not be available to us. These rights of TPG are set forth in our Certificate of Incorporation. So long as the TPG Funds (as defined in Part III, Item 10 herein) continue to indirectly own a significant amount of our equity, TPG will continue to be able to strongly influence or effectively control our decisions.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” under the JOBS Act, and we are permitted to, and currently intend to, take advantage of certain exemptions from certain disclosure requirements. We are an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. We will be deemed a large accelerated filer in the fourth quarter of 2014 if our public float as of June 30, 2014 is $700 million or greater. Our public float as of March 20, 2014 was approximately $456 million.

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

We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

    Prior to our initial public offering, there was no prior public market for our common stock and an active, liquid trading market for our common stock may not develop or be sustained.

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

We have a large number of outstanding stock options to purchase common stock with exercise prices that are below the initial public offering price of our common stock. In addition, HealthSouth Corporation (“HealthSouth”) holds an unvested option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition in 2007 on a fully diluted basis, which becomes exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Additionally, as of March 20, 2014, there were 215,770 shares issuable upon settlement of restricted stock units. To the extent that these stock options are exercised, the option held by HealthSouth to purchase common shares becomes vested and is exercised or restricted stock units are settled in shares of our common stock, you may experience further dilution in the net tangible book value of the shares of common stock you have purchased.

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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Future offerings of debt or preferred equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or preferred equity securities that may rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

At the completion of our initial public offering, we had 38.1 million shares of common stock outstanding. Of these outstanding shares of common stock, all of the shares of common stock sold in the initial public offering are freely tradable in the public market. We believe 26.9 million shares are restricted securities as defined in Rule 144 under the Securities Act (“Rule 144”) and may be sold by the holders into the public market from time to time in accordance with and subject to limitation on sales under Rule 144.

We, our directors, our executive officers, TPG and the selling stockholders agreed not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 180 days beginning on October 29, 2013 without first obtaining the written consent of J.P. Morgan Securities LLC and Citigroup Global Markets Inc.

In connection with our initial public offering, we entered into a registration rights agreement with TPG and certain members of our management and our board of directors, which provides the signatories thereto the right, under certain circumstances, to require us to register their shares of common stock under the Securities Act for sale into the public markets.

Currently, we have approximately 2.0 million shares issuable upon the exercise of outstanding vested stock options under our equity incentive plans, approximately 1.1 million shares subject to outstanding unvested stock options under our equity incentive plans, and approximately 2.3 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of shares of our common stock following the vesting of outstanding stock options could cause the market price of our shares of common stock to decline.

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

We are a holding company with nominal net worth and no operations of our own, and we will depend on dividends and distributions from our subsidiaries to pay any dividends.

Surgical Care Affiliates, Inc. is a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our direct operating subsidiary, SCA. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries, including from SCA. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See “— Risks Related to our Business — The terms of our Senior Secured Credit Facilities may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions” for additional information regarding the limitations currently imposed by our Senior Secured Credit Facilities. In addition, our subsidiaries, including our direct operating subsidiary, SCA, are separate and distinct legal entities and have no obligation to make any funds available to us.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2014, our management will be required to report on the effectiveness of our internal control over financial reporting. However, until such time as we cease to be an “emerging growth company” as more fully described in “Risks Related to Our Common Stock — We are an ‘emerging growth company’ under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors,” our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting in compliance with Section 404(b) of the Sarbanes-Oxley Act.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. As we only recently became a public company following the completion of our initial public offering on November 4, 2013, we have limited accounting personnel and other resources with which to address our internal controls and procedures. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result, we could become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

The requirements of being a public company are expensive and time-consuming and may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” under the JOBS Act.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. The Dodd-Frank Act introduced multiple executive compensation and corporate governance reforms, some of which are not yet in effect, but which will demand additional attention of management. We have implemented, and will continue to implement, additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “Risks Related to our Common Stock — We are an ‘emerging growth company’ under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors” for additional information on when we may cease to be an emerging growth company. We cannot yet predict or estimate the amount of additional costs that we may incur as a result of being a public company or the timing of such costs.

If securities or industry analysts do not publish, cease publishing or publish inaccurate or unfavorable research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If industry or securities analysts do not establish and maintain adequate research coverage, or if any of the analysts who may cover us downgrade our common stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets and demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is located in Deerfield, Illinois at 520 Lake Cook Road, Suite 250, where we currently lease approximately 7,526 square feet of space. This lease expires in March 2017. In addition, certain of our corporate operational functions are located in Birmingham, Alabama at 3000 Riverchase Galleria, Suite 500, where we currently lease approximately 40,390 square feet of space. This lease expires in March 2015. The Company believes these spaces are sufficient and adequate for our needs at this time.

Item 3.	Legal Proceedings

On May 5, 2006, Dr. Hansel DeBartolo filed a lawsuit captioned DeBartolo, et al. v. HealthSouth Corporation et al, in the United States District Court for the Northern District of Illinois, Eastern Division, against Joliet Surgery Center Limited Partnership (the “Partnership”), the general partner of that Partnership, Surgicare of Joliet, Inc., and its then-parent, HealthSouth, for a declaratory judgment and an injunction relating to the forced repurchase of his partnership interest (the “Federal Court Action”). We agreed to take responsibility from HealthSouth (our parent until SCA was purchased by ASC Acquisition LLC) regarding this matter. Dr. DeBartolo claimed that the partnership agreement’s requirement that an investor in a surgical center perform one-third of his surgical procedures at the center violates the federal Anti-Kickback Statute and its underlying federal policy, and he sought an order prohibiting the repurchase of his partnership interest. After the trial court dismissed the case by holding that no private cause of action exists under the Anti-Kickback Statute, Dr. DeBartolo appealed to the Seventh Circuit Court of Appeals, which directed the trial court to dismiss the case because the Federal courts did not have jurisdiction over the subject matter involved. On February 8, 2010, Dr. DeBartolo filed a lawsuit in the Twelfth Judicial Circuit Court, Will County, Illinois making the same claim and seeking the same relief as he sought in the Federal Court Action. On February 5, 2014, the Circuit Court entered an Order granting summary judgment in favor of the Defendants. On March 4, 2014, Plaintiff filed a Notice of Appeal in the Appellate Court of Illinois Third District seeking reversal of the Circuit Court’s Order.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. Other than the matter described above, we are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Surgical Care Affiliates Common Stock

Our common stock trades under the symbol “SCAI” on the NASDAQ Global Select Market. The initial public offering of our common stock occurred on October 30, 2013. The following table sets forth the high and low sales prices per share for the common stock from the date of the initial public offering through December 31, 2013, as reported on the NASDAQ Global Select Market:

October 30 - December 31
2013:
High	$35.80
Low	$25.50

As of March 20, 2014, there were 42 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The last reported sales price of Surgical Care Affiliates’ common stock as reported on the NASDAQ Global Select Market on March 20, 2014 was $32.32.

Dividends

Since our initial public offering we have not declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Additionally, our ability to pay dividends in the future, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries.

Use of Proceeds from Our Initial Public Offering

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

We used the net proceeds received in the initial public offering to redeem in December 2013 all $150.0 million in aggregate principal amount of the Senior Subordinated Notes (as defined herein) at a redemption price of 103.333% of principal amount thereof, plus accrued and unpaid interest thereon. The remainder of the net proceeds was used for other general corporate purposes. This use of proceeds is consistent with the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the SEC on October 30, 2013 pursuant to Rule 424(b).

Item 6.	Selected Financial Data

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
	(in millions, except facilities and per unit data in actual amounts)
Net operating revenues:
Net patient revenues	$746.6	$714.6	$692.9	$697.3	$678.7
Management fee revenues	40.5	17.8	11.3	6.7	4.0
Other revenues	14.9	12.4	10.0	6.3	3.8

Total net operating revenues	802.0	744.9	714.2	710.3	686.5
Equity in net income of nonconsolidated affiliates	23.4	16.8	22.2	15.3	10.5
Operating expenses:
Salaries and benefits	277.7	241.8	221.8	216.6	218.4
Supplies	175.2	170.1	160.6	172.6	161.6
Other operating expenses	131.8	118.5	114.6	112.9	113.0
Depreciation and amortization	42.9	41.6	40.4	37.4	36.6
Occupancy costs	27.0	26.8	26.6	27.8	28.0
Provision for doubtful accounts	15.0	13.2	14.6	13.9	14.4
Impairment of intangible and long-lived assets	—	1.1	—	—	0.1
Loss (gain) on disposal of assets	0.1	(0.3)	(0.8)	0.4	(0.1)

Total operating expenses	669.8	612.7	577.9	581.5	572.0

Operating income	155.6	148.9	158.5	144.1	125.0
Interest expense	60.4	58.8	56.0	52.6	53.6
Loss from extinguishment of debt	10.3	—	—	—	—
Interest income	(0.2)	(0.3)	(0.4)	(1.6)	(1.3)
Loss on sale of investments	12.3	7.1	(3.9)	(2.1)	0.6

Income from continuing operations before income tax expense	72.7	83.3	106.8	95.2	72.1
Provision for income tax expense	12.6	8.9	20.3	14.5	12.6

Income from continuing operations (1)	60.1	74.4	86.5	80.7	59.5
(Loss) income from discontinued operations, net of income tax expense	(7.4)	(2.1)	(3.0)	(11.1)	(2.4)

Net income	52.7	72.3	83.5	69.6	57.1

Less: Net income attributable to noncontrolling interests	(104.0)	(92.3)	(93.2)	(84.5)	(82.6)

Net loss attributable to Surgical Care Affiliates	$(51.3)	$(20.0)	$(9.7)	$(14.9)	$(25.5)

Basic and diluted net loss per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(1.39)	$(.59)	$(.23)	$(.14)	$(.82)
Discontinued operations attributable to Surgical Care Affiliates	$(.23)	$(.07)	$(.10)	$(.39)	$(.09)

Net loss per share attributable to Surgical Care Affiliates	$(1.62)	$(.66)	$(.33)	$(.53)	$(.91)

Basic and diluted weighted average shares outstanding (in thousands) (2)	31,688	30,340	29,347	28,144	28,129

Distribution paid per share on September 16, 2013	$2.47

Facilities (at period end):
Consolidated facilities	87	87	94	95	105
Equity method facilities	60	52	44	23	19
Managed-only facilities	30	8	4	5	1

Total facilities	177	147	142	123	125

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data (at period end):
Cash and cash equivalents	$85.8	$118.7	$71.3	$33.6	$35.6
Total current assets	234.9	267.4	215.0	172.0	161.7
Total assets (3)	1,422.4	1,412.1	1,356.5	1,189.8	1,178.0

Current portion of long-term debt	23.2	15.2	16.2	7.5	6.7
Long-term debt, net of current portion	649.7	774.5	769.1	673.4	671.4
Total current liabilities	197.6	175.2	148.9	133.6	121.9
Total liabilities (3)	984.5	1,070.4	1,030.6	897.5	869.0

Noncontrolling interests — redeemable	21.9	21.7	20.2	20.6	25.9

Total Surgical Care Affiliates’ equity	205.7	147.5	170.3	144.5	165.0
Noncontrolling interests — non-redeemable	210.3	172.5	135.4	127.2	118.1
Total equity	416.0	320.0	305.7	271.7	283.1

(1)	Loss from continuing operations attributable to Surgical Care Affiliates, which is income from continuing operations less net income attributable to noncontrolling interests, was $43.9 million, $17.9 million, $6.7 million, $3.8 million and $23.1 for years-ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	Calculated based on number of shares of common stock and vested RSUs that would have been outstanding as of December 31, 2012, 2011, 2010 and 2009, assuming our conversion from a Delaware limited liability company to a Delaware corporation.
(3)	Our consolidated assets as of December 31, 2013 and December 31, 2012 include total assets of a VIE of $49.5 million and $28.2 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2013 and December 31, 2012 include total liabilities of the VIE of $12.2 million and $1.4 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.0 million of debt guaranteed by us at December 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

This report contains certain forward-looking statements (all statements other than statements with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. Risk Factors, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in Item 1A. Risk Factors or by other unknown risks and uncertainties.

OVERVIEW

We are a leading provider of surgical solutions to health systems and payors, providing high quality, cost-effective surgical care. For a substantial portion of the periods covered by our financial statements in this Annual Report on Form 10-K, we were a Delaware limited liability company that was formed with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of December 31, 2013, we operated in 34 states and had an interest in and/or operated 171 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations. Of these 177 facilities, we consolidated the operations of 87 affiliated facilities, had 60 nonconsolidated affiliated facilities and held no ownership in 30 affiliated facilities that contract with us to provide management services only. In addition, at December 31, 2013, we provided perioperative consulting services to 14 facilities, which are not included in the facility count.

With the exception of the managed-only facilities, the entities that own our facilities are structured as general partnerships, LPs, LLPs or LLCs in which either one of our subsidiaries or a joint venture is an owner and serves as the general partner, limited partner, managing member or member. Our partners or co-members in these entities are generally licensed physicians, hospitals or health systems.

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with hospitals and health systems and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during 2013 to optimize our portfolio by:

•	acquiring a controlling interest in four ASCs, which we consolidate;

•	acquiring a noncontrolling interest in six ASCs and one surgical hospital that we hold as equity method investments;

•	entering into agreements to manage 19 ASCs and one sleep center with 11 locations;

•	placing two de novo facilities into operation, one that we consolidate and one that we hold as an equity method investment;

•	closing two non-strategic consolidated ASCs;

•	selling our interest in two consolidated ASCs and one nonconsolidated ASC;

•	terminating a management agreement with an ASC; and

•	increasing the number of relationships with not-for-profit health systems.

Our consolidated net patient revenues increased $32.0 million, or 4.5%, for the year-ended December 31, 2013 compared to the prior year. Factors which increased consolidated net patient revenues included improved rates paid under payor contracts, fee schedule increases and changes in case mix. Consolidated net patient revenues per case increased 6.1% as compared to the prior period.

We do not consolidate 60 of the facilities affiliated with us because we do not hold a controlling equity interest in the partnerships that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe systemwide net operating revenues growth and systemwide net patient revenue per case growth are important to understand our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” on page 84.

During the year-ended December 31, 2013, systemwide net operating revenues grew by 15.2% as compared to the prior year. Systemwide net patient revenues per case grew by 9.2% compared to the prior year. These increases are due to acquisitions of noncontrolling interests in ASCs since the prior period, coupled with improved rates paid under payor contracts, fee schedule increases and changes in case mix.

At December 31, 2013, we held ownership interests in consolidated and nonconsolidated facilities in partnership with 30 different health systems and managed facilities with an additional 13 health systems. Our health system relationships include local health systems, regional health systems and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

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

As of December 31, 2013, we consolidated six facilities into our financial results where we do not currently hold an equity ownership interest in the facility. All six facilities are majority-owned and controlled by a common parent company (the “future JV”). We hold a promissory note from the future JV that is convertible into equity of the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. The promissory note has a fixed interest rate of 4% plus a variable component that is dependent on the earnings of the future JV. We are also party to management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted to us in the promissory note and the management services agreements, we have determined, under the Accounting Standards Codification Section 810, that the future JV is a VIE for which we are the primary beneficiary and as a result we consolidate these facilities into our financial results.

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

KEY MEASURES

Facilities

Changes in our ownership of individual facilities and related changes in how we account for such facilities drive changes in our consolidated results from period to period in several ways, including:

•	Deconsolidations. As a result of a deconsolidation transaction, an affiliated facility that was previously consolidated becomes a nonconsolidated facility. Any income we earn, based upon our ownership percentage in the facility, is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to a deconsolidation transaction, the affiliated facility’s results were reported as part of our consolidated net operating revenues and the associated expense line items.

•	Consolidations. As a result of a consolidation transaction, an affiliated facility that was previously nonconsolidated and accounted for on an equity method basis becomes a consolidated facility. After consolidation, revenues and expenses of the affiliated facility are included as part of our consolidated results.

•	De novos. Where strategically appropriate, we invest, typically with a health system partner, in de novo facilities, which are newly developed ASCs. A de novo facility may be consolidated or nonconsolidated, depending on the circumstances.

•	Shifts in Ownership Percentage. Our net income is driven in part by our ownership percentage in a facility since a portion of the net income earned by the facility is attributable to any noncontrolling owners in the facility, even if we consolidate such facility. As a result of our partnerships with physicians, our percentage of ownership in a facility may shift over time, which may result in an increase or a decrease in the net income we earn from such facility.

We took several steps during 2013 to optimize our facility portfolio by acquiring, deconsolidating, placing de novo facilities into operation and closing or selling certain facilities. On June 1, 2013, we completed the acquisition of Health Inventures, LLC (“HI”) for a purchase price of $18.5 million. In the transaction, we acquired HI’s ownership interests in four ASCs and one surgical hospital and management agreements with 19 facilities that together are affiliated with 11 different health systems.

The following table presents a breakdown of the changes in number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the Year- Ended December 31, 2013	During the Year- Ended December 31, 2012	During the Year- Ended December 31, 2011
Facilities at Beginning of Period
Consolidated Facilities:	87	94	95
Equity Method Facilities:	52	44	23
Managed-only Facilities:	8	4	5
Total Facilities:	147	142	123
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	4	2	3
Noncontrolling interests acquired in facilities accounted for as equity method investments:	7	7	17
Management agreements entered into (Managed-only):	20	4	3
De novos
Consolidated de novo facilities placed into operations:	1	—	—
De novo facilities accounted for as equity method investments placed into operations:	1	—	—
Consolidations / Deconsolidations
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	1	4	—
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an equity method investment:	2	3	4
Changed to Managed-Only Facility
Change to providing management services only:	3	—	—

	During the Year- Ended December 31, 2013	During the Year- Ended December 31, 2012	During the Year- Ended December 31, 2011
Closures and Sales
Consolidated Facilities sold:	—	3	—
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	1	—
Consolidated Facilities closed:	2	3	—
Equity Method Facilities closed:	—	—	—
Management agreements exited from (Managed-only):	1	—	4
Facilities at End of Period
Consolidated Facilities:	87	87	94
Equity Method Facilities:	60	52	44
Managed-only Facilities:	30	8	4

Total Facilities:	177	147	142
Average Ownership Interest
Consolidated Facilities:	51.6%	54.8%	58.1%
Equity Method Facilities:	25.0%	27.7%	29.4%

Revenues

Our consolidated net operating revenues for the years-ended December 31, 2013, 2012 and 2011 were $802.0 million, $744.9 million and $714.2 million, respectively.

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

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Systemwide net operating revenues growth (1)	15.2%	16.5%	17.0%
Systemwide net patient revenues per case growth (2)	9.2%	7.5%	9.4%
Same site systemwide net operating revenues growth (1)(3)	8.8%	5.8%	5.5%
Same site systemwide net patient revenues per case growth (2)(3)	6.0%	4.1%	6.6%

(1)	The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results, rather only the net income earned from such facilities is reported on a net basis in the line item “Equity in net income of nonconsolidated affiliates.” Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). We include management fee revenues from managed-only facilities in systemwide net operating revenues growth and same site net operating revenue growth, but not patient or other revenues from managed-only facilities (in which we hold no ownership interest).
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
(3)	Same site refers to facilities that were operational in both the current and prior periods.

Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012

Our consolidated net operating revenues increased by $57.1 million, or 7.7%, for the year-ended December 31, 2013 to $802.0 million from $744.9 million for the year-ended December 31, 2012. Consolidated net patient revenues per case increased by 6.1% to $1,710 per case during the year-ended December 31, 2013 from $1,612 per case during the year-ended December 31, 2012.

For the year-ended December 31, 2013, systemwide net operating revenues grew by 15.2% compared to the year-ended December 31, 2012. In addition, for the year-ended December 31, 2013, systemwide net patient revenues per case grew by 9.2% compared to the prior period.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates.

	Year-Ended December 31, 2013
	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2012 (1)(2)	$744.9	$477.5
Add: revenue from acquired facilities	31.4	79.1
revenue from consolidations	5.2	(5.2)
Less: revenue of disposed facilities	—	(30.7)
revenue from deconsolidated facilities	(26.9)	26.9

Adjusted base year total net operating revenues	754.6	547.6
Increase from operations	42.8	56.7
Non-facility based revenue	4.6	1.5

Total net operating revenues, year-ended December 31, 2013:	$802.0	$605.8

(1)	$1.6 million in revenues have been reclassified from prior periods presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Year-Ended December 31, 2012 Compared to Year-Ended December 31, 2011

Our consolidated net operating revenues increased by $30.7 million, or 4.3%, for the year-ended December 31, 2012 to $744.9 million from $714.2 million for the year-ended December 31, 2011. Consolidated net patient revenues per case increased by 1.5% to $1,612 per case during 2012 from $1,589 per case during the prior period.

For the year-ended December 31, 2012, systemwide net operating revenues grew by 16.5% compared to the year-ended December 31, 2011. In addition, for the year-ended December 31, 2012, systemwide net patient revenues per case grew by 7.5% compared to the year-ended December 31, 2011.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates.

	Year-Ended December 31, 2012
	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2011 (1)(2)	$714.2	$334.8
Add: revenue from acquired facilities	4.5	106.6
revenue from consolidations	12.6	(12.6)
Less: revenue of disposed facilities	—	—
revenue from deconsolidated facilities	(22.1)	22.1

Adjusted base year total net operating revenues	709.2	450.9
Increase from operations	26.7	25.9
Non-facility based revenue	9.0	0.7

Total net operating revenues, year-ended December 31, 2012:	$744.9	$477.5

(1)	$1.5 million in revenues have been reclassified from prior periods presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Managed care and other discount plans	60%	61%	62%
Medicare	20	21	20
Workers’ compensation	11	10	10
Patients and other third-party payors	6	5	4
Medicaid	3	3	4

Total	100%	100%	100%

Nonconsolidated Facilities

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Managed care and other discount plans	77%	73%	69%
Medicare	15	14	15
Workers’ compensation	4	8	10
Patients and other third-party payors	2	2	3
Medicaid	2	3	3

Total	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates we have been able to negotiate, on an average basis across our portfolio, have held relatively stable.

Medicare accounts for 20%, 21% and 20% of our net patient revenues for the years-ended December 31, 2013, 2012 and 2011, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the BCA impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results.

For the year-ended December 31, 2013, our facilities located in North Carolina, California and Texas collectively represented approximately 14%, 14% and 12%, respectively, of our net patient revenues. Additionally, our facilities located in each of Alabama, Alaska, Connecticut, Florida and Idaho represented in excess of 5% of our net patient revenues for the year-ended December 31, 2013.

Of our 60 nonconsolidated facilities accounted for as equity method investments, as of December 31, 2013, 26 of these facilities were located in California and 12 of these facilities were located in Indiana.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 34.6%, 32.5% and 31.1% of our net operating revenues for the years-ended December 31, 2013, 2012 and 2011, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 21.8%, 22.8% and 22.5% of our net operating revenues for the years-ended December 31, 2013, 2012 and 2011, respectively, making it important for our facilities to appropriately manage these costs. Supplies expense is typically closely related not only to case volume but also to case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

Provision for Doubtful Accounts

We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect. We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, aging of accounts receivable, payor mix or trends in Federal or state governmental healthcare coverage.

Provision for Income Tax Expense

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pre-tax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill. Since substantially all of our facilities are organized as general partnerships, limited partnerships, limited liability partnerships or limited liability companies, which are not taxed at the entity level for federal income tax purposes and are only taxed at the entity level in five states for state income tax purposes, substantially all of our tax expense is attributable to Surgical Care Affiliates.

Net Loss Attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates is derived by subtracting net income attributable to noncontrolling interests from net income. Net income includes certain revenues and expenses that are incurred only through our wholly owned subsidiaries and therefore do not impact net income attributable to noncontrolling interests. These revenues and expenses include management fee revenues, interest expense related to Surgical Care Affiliates’ debt, losses or gains on sale of investments and provision for income taxes. In periods where net income is negatively affected by these non-shared revenues and expenses, the deduction of net income attributable to noncontrolling interests from net income can result in a net loss attributable to Surgical Care Affiliates in periods where net income is positive.

Summary Results of Operations

Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012 and December 31, 2011

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the years-ended December 31, 2013, 2012 and 2011.

	YEAR-ENDED DECEMBER 31,
	2013		2012		2011
	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$746.6	$600.6	$714.6	$474.4	$692.9	$332.6
Management fee revenues	40.5	—	17.8	—	11.3	—
Other revenues	14.9	5.2	12.4	3.2	10.0	2.2

Total net operating revenues	802.0	605.8	744.9	477.5	714.2	334.8
Equity in net income of nonconsolidated affiliates (2)	23.4	—	16.8	—	22.2	—
Operating expense:
Salaries and benefits	277.7	128.9	241.8	108.8	221.8	80.5
Supplies	175.2	99.6	170.1	78.8	160.6	57.9
Other operating expenses	131.8	89.3	118.5	68.8	114.6	49.1
Depreciation and amortization	42.9	17.3	41.6	14.0	40.4	11.4
Occupancy costs	27.0	22.7	26.8	20.8	26.6	14.4
Provision for doubtful accounts	15.0	10.4	13.2	6.3	14.6	6.5
Impairment of intangible and long-lived assets	—	—	1.1	—	—	—
Loss (gain) on disposal of assets	0.1	0.3	(0.3)	0.1	(0.8)	(0.1)

Total operating expenses	669.8	368.5	612.7	297.6	577.9	219.6

Operating income	155.6	237.3	148.9	179.9	158.5	115.2
Interest expense	60.4	1.7	58.8	1.6	56.0	1.5
Loss from extinguishment debt	10.3	—	—	—	—	—
Interest income (3)	(0.2)	(0.1)	(0.3)	(0.1)	(0.4)	(0.1)
Loss (gain) on sale of investments	12.3	—	7.1	—	(3.9)	—

Income from continuing operations before income tax expense	72.7	235.6	83.3	178.4	106.8	113.8
Provision for income tax expense (4)	12.6	0.1	8.9	0.1	20.3	0.1

Income from continuing operations	60.1	235.5	74.4	178.4	86.5	113.8
Loss from discontinued operations, net of income tax expense	(7.4)	—	(2.1)	—	(3.0)	—

Net income	52.7	$235.5	72.3	$178.4	83.5	$113.8

	YEAR-ENDED DECEMBER 31,
	2013		2012		2011
	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)
	(in millions, except cases and facilities in actual amounts)
Less: Net income attributable to noncontrolling interests	(104.0)		(92.3)		(93.2)

Net loss attributable to Surgical Care Affiliates	$(51.3)		$(20.0)		$(9.7)

Equity in net income of nonconsolidated affiliates (2)		$23.4		$16.8		$22.2

Other Data (5)
Cases — consolidated facilities (6)	436,560		443,361		436,207
Cases — equity facilities (7)	258,942		226,860		184,860
Consolidated facilities	87		87		94
Equity method facilities	60		52		44
Managed-only facilities	30		8		4
Total facilities	177		147		142

(1)	The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations but management believes they provide further useful information about our equity method investments. The revenue, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.
(2)	For the years-ended December 31, 2013, 2012 and 2011 we recorded amortization expense of $25.9 million, $20.3 million and $10.1 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the years-ended December 31, 2013 and 2012 we recorded other than temporary impairment charges of $6.1 million and $9.2 million, respectively, within the line item Equity in net income of nonconsolidated affiliates. There was no such impairment charge for the year-ended December 31, 2011.
(3)	Interest income of nonconsolidated affiliates was $0.060 million, $0.090 million and $0.067 million for the years-ended December 31, 2013, 2012 and 2011, respectively.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.071 million, $0.060 million and $0.060 million for the years-ended December 31, 2013, 2012 and 2011, respectively.
(5)	Case data is presented for the years-ended December 31, 2013, 2012 and 2011, as applicable. Facilities data is presented as of December 31, 2013, 2012 and 2011, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012

Net Operating Revenues

Our consolidated net operating revenues increased $57.1 million, or 7.7%, for the year-ended December 31, 2013 to $802.0 million from $744.9 million for the year-ended December 31, 2012. The main factors that contributed to this increase were increased rates paid under certain payor contracts, revenues earned from a facility for which a consolidation transaction was completed during the second quarter of 2012, revenues earned from facilities acquired since December 31, 2012 and increases in acuity case mix. Consolidated net patient revenues per case grew by 6.1% to $1,710 per case for the year-ended December 31, 2013 from $1,612 per case during the prior period reflecting higher acuity case mix. During this same period, the number of cases at our consolidated facilities decreased to 436,560 cases during the year-ended December 31, 2013 from 443,361 cases during the year-ended December 31, 2012 and our number of consolidated facilities were 87 facilities as of December 31, 2013 and 2012.

For the year-ended December 31, 2013, systemwide net operating revenues grew by 15.2% compared to the year-ended December 31, 2012. The growth in systemwide net operating revenues is largely due to the acquisition of noncontrolling interests in seven facilities accounted for as equity method investments and four consolidated affiliates since the prior period and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one of which is an equity method investment and the other one is a consolidated affiliate, which were placed into operations since December 31, 2012. These factors are partially offset by the sale of our interest in a nonconsolidated facility completed in 2012. In addition, for the year-ended December 31, 2013, systemwide net patient revenues per case grew by 9.2% compared to the year-ended December 31, 2012, which is due to similar factors as described above.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $6.6 million, or 39.3%, to $23.4 million during the year-ended December 31, 2013 from $16.8 million during the year-ended December 31, 2012. This increase was primarily due to the acquisition of several noncontrolling interests in facilities since December 31, 2012 and the deconsolidation of two facilities completed during 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items. The increase was partially offset by $6.1 million of impairments related to five equity method facilities during 2013 and by the conversion of a facility that was previously accounted for as an equity method facility to a consolidated facility during the second quarter of 2012. After the date of conversion, the results of this facility were reported within our consolidated revenue and expense line items, whereas prior to the conversion, the results of operations at this facility were reported net in the line item Equity in net income of nonconsolidated affiliates. The $6.1 million of impairment recorded to our investments in nonconsolidated affiliates was due to a decline in the expected future cash flows of five nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. This decline in the expected future cash flows was caused by events specific to each impacted facility, as further described below. The impairments included:

•	a $1.5 million impairment on our investment in Wausau Surgery Center, L.P. related to an offer received to purchase our interest in the facility;

•	a $2.3 million impairment on our investment in Premier Surgery Center of Louisville, L.P. related to insufficient forecasted growth at the facility;

•	a $0.9 million impairment on our investment in Kerlan-Jobe Surgery Center, LLC related to a buy-out agreement for the facility;

•	a $0.8 million impairment on our investment in Surgery Center of Fort Collins, LLC related to insufficient forecasted growth at the facility; and

•	a $0.6 million impairment on our investment in Surgery Center of Lexington, LLC related to insufficient forecasted growth at the facility.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

During the year-ended December 31, 2013, we recorded $25.9 million of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in the line item Equity in net income of nonconsolidated affiliates in our consolidated financial statements. We recorded $20.3 million of amortization expense during the year-ended December 31, 2012.

Salaries and Benefits

Salaries and benefits expense increased $35.9 million, or 14.8%, to $277.7 million for the year-ended December 31, 2013 from $241.8 million for the year-ended December 31, 2012. The increase in salary and benefits expense is primarily due to the addition of new teammates in connection with acquisitions as well as the payment of a cash bonus to eligible holders of vested options and restricted equity units (the “2013 Special Cash Bonus Payment”) of approximately $2.46 per vested option or restricted equity unit, as applicable, recorded during the third quarter of 2013, resulting in a total bonus payment of $4.6 million. Salaries and benefits also increased as a result of the addition of the expenses associated with existing teammates as a result of the consolidation of previously nonconsolidated affiliates.

Supplies

Supplies expense increased $5.1 million, or 3.0%, to $175.2 million for the year-ended December 31, 2013 from $170.1 million for the year-ended December 31, 2012. This increase in supplies expense is primarily attributable to changes in our case mix, in particular an increase in the number of orthopedic and ophthalmology cases performed at our facilities, which tend to require higher cost supplies and implants. Supplies expense per case increased by 4.6% during the year-ended December 31, 2013, as compared to the prior year, which is attributable to changes in our case mix as well as inflationary increases to supply costs.

Other Operating Expenses

Other operating expenses increased $13.3 million, or 11.2%, to $131.8 million for the year-ended December 31, 2013 from $118.5 million for the year-ended December 31, 2012. This increase is primarily attributable to the incurrence of certain additional overhead costs resulting from our organizational growth, partially offset by our efforts to manage and decrease existing overhead operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million, or 3.1%, to $42.9 million for the year-ended December 31, 2013 from $41.6 million for the year-ended December 31, 2012, primarily due to the addition of new capitalized assets during the year, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs remained relatively steady at $27.0 million during the year-ended December 31, 2013 as compared to $26.8 million during the year-ended December 31, 2012.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $1.8 million, or 13.6%, to $15.0 million for the year-ended December 31, 2013 from $13.2 million during the year-ended December 31, 2012, however it remains consistent as a percentage of net patient revenues at approximately 2.0%.

Interest Expense

Interest expense increased $1.6 million, or 2.7%, to $60.4 million for the year-ended December 31, 2013 as compared to $58.8 million during the year-ended December 31, 2012 due to the de-designation of interest rate swaps as cash flow hedges partially offset by interest savings from the refinancing of certain of our debt instruments in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes.

Loss (Gain) on Sale of Investments

We recognized a loss on sale of investments of $12.3 million for the year-ended December 31, 2013 and a loss on sale of investments of $7.1 million during the year-ended December 31, 2012. The loss during the year-ended December 31, 2013 was recorded in connection with the sale of two consolidated affiliates, a deconsolidation transaction and the consolidation of a previously nonconsolidated affiliate. The loss in 2012 was related to the divestiture of our interest in a nonconsolidated affiliate and the deconsolidation of a previously consolidated affiliate, which was partially offset by a gain from the consolidation of a previously nonconsolidated affiliate.

Provision for Income Tax Expense

For the year-ended December 31, 2013, income tax expense was $12.6 million, representing an effective tax rate of 17.4%, compared to an expense of $8.9 million, representing an effective tax rate of 10.6% for the year-ended December 31, 2012. The $12.6 million in expense for the year-ended December 31, 2013 includes $11.7 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, $0.2 million of current federal income tax attributable to noncontrolling interests, and $0.7 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.4 million attributable to noncontrolling interests. The $8.9 million in expense for the year-ended December 31, 2012 included $8.4 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, and $0.5 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pre-tax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of December 31, 2013. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods. As of December 31, 2013, our valuation allowance was $166.1 million. See “Risk Factors — Risks Related to Our Business — We may not be able to fully realize the value of our net operating loss carryforwards.”

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $11.7 million, or 12.7%, to $104.0 million for the year-ended December 31, 2013 from $92.3 million for the year-ended December 31, 2012. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of two facilities in 2013.

Net loss attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates increased $31.3 million to $51.3 million for the years-ended December 31, 2013 from $20.0 million for the year-ended December 31, 2012. While our facilities’ revenue and operating income increased during the year-ended December 31, 2013, the increase in revenues and operating income was more than offset by increases in net income attributable to noncontrolling interests, loss from extinguishment of debt and increases in salaries and benefits.

Year-Ended December 31, 2012 Compared to Year-Ended December 31, 2011

Net Operating Revenues

Our consolidated net operating revenues increased by $30.7 million, or 4.3%, for the year-ended December 31, 2012 to $744.9 million from $714.2 million for the year-ended December 31, 2011. The main factors that contributed to this increase were revenues earned from a facility for which a consolidation transaction was completed during the second quarter of 2012, increased rates earned under certain payor contracts and a change in case mix. These factors were partially offset by the conversion of one facility from a consolidated facility to an equity method facility during 2012 and the conversion of one facility to an equity method facility during 2011. Consolidated net patient revenues per case increased by 1.5% to $1,612 per case for the year-ended December 31, 2012 from $1,588 per case during the prior period. During this same period, the number of cases at our consolidated facilities increased to 443,361 cases during the year-ended December 31, 2012 from 436,207 cases during the year-ended December 31, 2011, while our number of consolidated facilities decreased to 87 facilities as of December 31, 2012 from 94 facilities as of December 31, 2011. Our consolidated management fee revenues increased $6.5 million, or 57.5%, for the year-ended December 31, 2012 to $17.8 million from $11.3 million in the year-ended December 31, 2011. The increase in consolidated management fee revenues results primarily from the inclusion of a full year of management fee revenue from a nonconsolidated investment that was made in July 2011, whereas in 2011 only a half year of such revenues were included in our results, and an increase in our number of managed equity method facilities as compared to the prior year.

For the year-ended December 31, 2012, systemwide net operating revenues grew by 16.5% compared to the year-ended December 31, 2011. The growth in systemwide net patient revenues is due largely to the inclusion of a full year of revenue earned from acquisitions made in 2011 and from the acquisition of two consolidated facilities and noncontrolling interests in seven facilities accounted for as equity investments since the prior period, increased rates earned under certain payor contracts and changes in case mix. In addition, for the year-ended December 31, 2012, systemwide net patient revenues per case grew by 7.4% compared to the year-ended December 31, 2011, which is due to similar factors as described above.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased by $5.4 million, or 24.3%, to $16.8 million for the year-ended December 31, 2012 from $22.2 million for the year-ended December 31, 2011. This decrease was primarily due to impairment charges totaling $9.2 million recorded during 2012 on our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of five nonconsolidated affiliates that we determined to be other than temporary. This decline in the expected future cash flows was caused by events specific to each impacted facility, as further described below. We do not believe that the impairments at these facilities are indicative of any overall market trends or uncertainties in our business. The impairments included:

•	a $1.1 million impairment on our investment in Pueblo Ambulatory Surgery Center LLC related to declining volumes and earnings at the facility;

•	a $3.3 million impairment on our investment in Premier Surgery Center of Louisville, L.P. related to insufficient forecasted growth at the facility;

•	a $1.7 million impairment on our investment in Endoscopy Center West, LLC related to a buy-out offer received for our interest in the facility;

•	a $0.4 million impairment on our investment in Kerlan-Jobe Surgery Center, LLC related to a buy-out agreement for the facility; and

•	a $2.7 million impairment on our investment in Surgical Center at Premier, LLC related to an estimated valuation obtained for the facility in connection with consideration of a new health system partner.

The fair value of our investments in nonconsolidated affiliates is determined using discounted cash flows or earnings, estimates or sales proceeds. No such impairment charges were recorded during the year-ended December 31, 2011.

Also contributing to the decrease in equity in net income of nonconsolidated affiliates was the conversion of a facility that was previously accounted for as an equity method investment to a consolidated facility during the second quarter of 2012. After the date of conversion, the results of such facility were reported in the our consolidated revenue and expense line items, whereas prior to the conversion, the results of operations at this facility were reported on a net basis in the line item Equity in net income of nonconsolidated affiliates.

These factors were partially offset by having a full year of equity income from certain large nonconsolidated affiliates acquired in 2011 and the acquisition of seven equity method facilities during 2012. Also, during the first quarter of 2012, we deconsolidated one previously consolidated facility to an equity method facility. After the deconsolidation, the results of operations for the affected facility are reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, the facility’s results were reported in our consolidated net operating revenues and the associated expense line items.

Additionally, changes in our percentage of ownership in our equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

During the year-ended December 31, 2012, we recorded $20.3 million of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in the line item Equity in net income of nonconsolidated affiliates in our consolidated financial statements. We recorded $10.1 million of amortization expense during the year-ended December 31, 2011.

Salaries and Benefits

Salaries and benefits expense increased $20.0 million, or 9.0%, to $241.8 million for the year-ended December 31, 2012 from $221.8 million for the year-ended December 31, 2011. The increase in salary and benefits expense is primarily a result of our adding teammates to support our new health system relationships and in connection with acquisitions of new facilities. In addition, this increase is also in part driven by an increase in total facility labor costs resulting largely from increased case volumes.

Supplies

Supplies expense increased $9.5 million, or 5.9%, to $170.1 million for the year-ended December 31, 2012 from $160.6 million for the year-ended December 31, 2011. The increase in supplies expense is primarily attributable to pharmaceutical shortages, a shift in case mix and inflation, which was partially offset by the positive impact of our various supply chain initiatives, designed to improve our purchasing power and negotiate more favorable pricing from key vendors. Supplies expense per case increased by 4.1% during the year-ended December 31, 2012, as compared to the prior year, which was also primarily due to similar factors.

Other Operating Expenses

Other operating expenses increased $3.9 million, or 3.4%, to $118.5 million for the year-ended December 31, 2012 from $114.6 million for the year-ended December 31, 2011. This increase is primarily attributable to the incurrence of certain additional overhead costs resulting from our organizational growth, partially offset by our efforts to manage and decrease existing overhead operating expenses and the release of certain litigation and general and professional liability reserves.

Depreciation and Amortization

Depreciation and amortization expense increased $1.2 million, or 3.0%, to $41.6 million for the year-ended December 31, 2012 from $40.4 million for the year-ended December 31, 2011, primarily due to the addition of new capitalized assets during the year, partially offset by the conversion of one consolidated facility to an equity method investment.

Occupancy Costs

Occupancy costs remained relatively steady at $26.8 million during the year-ended December, 31, 2012 as compared to $26.6 million during the year-ended December, 31, 2011.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $1.4 million, or 9.6%, to $13.2 million for the year-ended December 31, 2012, from $14.6 million for the year-ended December 31, 2011, primarily as a result of improved collection of accounts receivables.

Impairment of Intangible and Long-Lived Assets

During 2012 and 2011, we examined our long-lived assets for impairment due to facility closings and facilities experiencing cash flows insufficient to recover the net book value of our long-lived assets. Based upon such review, we recorded $1.1 million of impairment charges during the year-ended December 31, 2012. No material impairment charges were recorded during the year-ended December 31, 2011.

Loss (Gain) on Sale of Investments

We recorded a loss on sale of investments of $7.1 million during 2012, compared to a gain of $3.9 million for 2011. The loss in 2012 was related to the divestiture of our interest in a nonconsolidated affiliate and the deconsolidation of a previously consolidated affiliate, which was partially offset by a gain from the consolidation of a previously nonconsolidated affiliate. The gain in 2011 was primarily related to deconsolidation transactions.

Provision for Income Tax Expense

For the year-ended December 31, 2012, income tax expense was $8.9 million, representing an effective tax rate of 10.6%, compared to an expense of $20.3 million, representing an effective tax rate of 19.0%, for the year-ended December 31, 2011. The $8.9 million in expense for the year-ended December 31, 2012 includes $8.4 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, and $0.5 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $20.3 million in expense for the year-ended December 31, 2011 included $19.9 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, and $0.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. See “Risk Factors — Risks Related to Our Business — We may not be able to fully realize the value of our net operating loss carryforwards.”

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pre-tax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management considers all positive and negative evidence available, and concluded that a full valuation allowance was appropriate as of December 31, 2012. As of December 31, 2012, our valuation allowance was $151.8 million. See “Risk Factors — Risks Related to Our Business — We may not be able to fully realize the value of our net operating loss carryforwards.”

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $0.9 million, or 1.0%, to $92.3 million for the year-ended December 31, 2012 from $93.2 million for the year-ended December 31, 2011. The increase in our consolidated net operating revenues, as described above, was more than offset by an increase in operating expenses. Most of our consolidated facilities include noncontrolling owners. A decrease in the earnings of these facilities resulted in a decrease in net income attributable to noncontrolling interests.

Net loss attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates increased $10.3 million, or 106.2%, to $20.0 million for the year-ended December 31, 2012 from $9.7 million for the year-ended December 31, 2011. While our facilities’ revenue increased, lower equity in net income of nonconsolidated affiliates, higher operating expenses and higher loss on sale of investments drove the increase in net loss attributable to Surgical Care Affiliates.

Adjusted EBITDA-NCI and Adjusted Net Income Reconcilements

The following table represents the reconciliation of net income to Adjusted EBITDA-NCI and of net loss attributable to Surgical Care Affiliates to Adjusted Net Income for the periods indicated below:

	2013	2012	2011
Adjusted EBITDA-NCI:
Net income	$52.7	$72.3	$83.5
Plus (minus):
Interest expense, net	60.2	58.5	55.6
Provision for income tax expense	12.6	8.9	20.3
Depreciation and amortization	42.9	41.6	40.4
Loss from discontinued operations, net	7.4	2.1	3.0
Equity method amortization expense (a)	25.9	20.3	10.1
Loss (gain) on sale of investments	12.3	7.1	(3.9)
Loss on extinguishment of debt	10.3	—	—
Asset impairments	6.1	10.2	—
Loss (gain) on disposal of assets	0.1	(0.3)	(0.8)
IPO related expense (b)	9.1	—	—
Stock compensation expense (c)	7.3	1.7	1.7

Adjusted EBITDA	246.9	222.4	209.9
(Minus):
Net income attributable to noncontrolling interests	(104.0)	(92.3)	(93.2)

Adjusted EBITDA-NCI	$142.9	$130.1	$116.7

	2013	2012	2011
Adjusted Net Income:
Net loss attributable to Surgical Care Affiliates	$(51.3)	$(20.0)	$(9.7)
Plus (minus)
Change in deferred income tax	15.4	7.4	22.2
Loss on extinguishment of debt	10.3	—	—
Asset impairments	6.1	10.2	—
Amortization expense	6.7	4.9	5.5
Loss from discontinued operations, net	7.4	2.1	3.0
Loss (gain) on sale of investments	12.3	7.1	(3.9)
Loss (gain) on disposal of assets	0.1	(0.3)	(0.8)
Equity method amortization expense (a)	25.9	20.3	10.1
IPO related expense (b)	9.1	—	—
Stock compensation expense (c)	7.3	1.7	1.7

Adjusted Net Income	$49.3	$33.4	$28.1

(a)	For the years-ended December 31, 2013, December 31, 2012 and December 31, 2011, we recorded $25.9 million, $20.3 million and $10.1 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.
(b)	IPO related expense includes an $8.0 million fee paid to TPG Capital pursuant to the Management Services Agreement (as defined herein) at the closing of our initial public offering in November 2013. After the fee was paid, the Management Services Agreement was terminated. See “Certain Relationships and Related Party Transactions — Management Services Agreement” for additional information regarding the Management Services Agreement.
(c)	Represents stock-based compensation expense comprised of $2.7 million non-cash expense and $4.6 million in a non-recurring cash bonus paid on vested awards in the fourth quarter of 2013.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Net operating revenues	$4.1	$16.6	$24.4
Costs and expenses	(5.4)	(17.9)	(26.6)
(Loss) gain on sale of investments or closures	(2.5)	(1.8)	1.6

(Loss) income from discontinued operations	(3.8)	(3.1)	(0.6)
Income tax (expense) benefit	(3.6)	1.0	(2.4)

Net loss from discontinued operations	$(7.4)	$(2.1)	$(3.0)

Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of the facilities identified as discontinued operations. Tax expense for each year is attributable to the amortization and write-offs of tax goodwill. Thus, to the extent the sale or closure of a facility triggers a write-off of goodwill, tax expense is impacted accordingly. Given that the number of facilities sold or closed varies from year to year, tax expense will vary based on the number of discontinued facilities, and the amount of tax goodwill associated with those facilities. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in our consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, capital expenditures on our existing properties, financing acquisitions of ASCs and surgical hospitals (including as both consolidated and nonconsolidated affiliates), the purchase of equity interests in nonconsolidated affiliates and distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the years-ended December 31, 2013, 2012 and 2011:

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Net cash provided by operating activities	$165.6	$171.2	$162.2
Net cash used in investing activities	(76.8)	(21.8)	(157.9)
Net cash (used in) provided by financing activities	(121.7)	(102.1)	33.3

(Decrease) increase in cash and cash equivalents	$(32.9)	$47.3	$37.7

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Net Income	$52.7	$72.3	$83.5
Depreciation and amortization	42.9	41.6	40.4
Distributions from nonconsolidated affiliates	50.5	38.7	27.1
Equity in income of nonconsolidated affiliates	(23.4)	(16.8)	(22.2)
Provision for doubtful accounts	15.0	13.2	14.6
Loss on de-designation and change in fair value of swap	8.3	—	—
Loss on extinguishment of debt	10.3	—	—
Payment of deferred interest	(14.8)	—	—
Debt call premium paid	(5.0)	—	—
Other operating cash flows, net	29.1	22.2	18.8

Net cash provided by operating activities	$165.6	$171.2	$162.2

During the year-ended December 31, 2013, we generated $165.6 million of cash flows provided by operating activities, as compared to $171.2 million during the year-ended December 31, 2012. Cash flows from operating activities decreased $5.6 million, or 3.3%, from the prior period, primarily due to the payment of $14.8 million of interest that had been deferred as a payment-in-kind for the Senior PIK-election Notes (as defined herein), as discussed in the “Debt” section below, and a debt call premium of $5.0 million, partially offset by an increase in distributions from nonconsolidated affiliates of $11.8 million.

During the year-ended December 31, 2012, we generated $171.2 million of cash flows provided by operating activities, as compared to $162.2 million during the year-ended December 31, 2011. Cash flows provided by operating activities increased $9.0 million, or 5.5%, from the prior period, primarily due to an $11.6 million increase in distributions from nonconsolidated affiliates, partially offset by a $5.8 million decrease in net income, excluding equity in income of nonconsolidated affiliates.

Cash Flows Used in Investing Activities

During the year-ended December 31, 2013, our net cash used in investing activities was $76.8 million, consisting primarily of $54.5 million for business acquisitions, net of cash acquired, $36.8 million of capital expenditures and $2.9 million of net settlements on interest rate swaps, partially offset by $5.9 million of proceeds from the disposal of assets, $4.6 million of proceeds from the sale of equity interests of nonconsolidated affiliates, $2.6 million of return of capital related to equity method investments and $2.1 million of proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions.

During the year-ended December 31, 2012, our net cash used in investing activities was $21.8 million, consisting primarily of $28.4 million used in capital expenditures, $6.1 million used in net settlements on interest rate swaps and $14.5 million used in purchases of equity interests in nonconsolidated affiliates, partially offset by $4.3 million of proceeds received from the sale of equity interests of consolidated affiliates in deconsolidation transactions, $10.2 million of proceeds from the sale of businesses and $15.0 million of proceeds from the sale of equity interests of nonconsolidated affiliates.

During the year-ended December 31, 2011, our net cash used in investing activities was $157.9 million, consisting primarily of $131.4 million used for business acquisitions and purchase of equity interests in nonconsolidated affiliates, including $123.1 million used in the acquisition of 49% of the membership interests of IUH Surgery, $8.5 million used in net settlements on interest rate swaps and $32.9 million used in capital expenditures, partially offset by $9.0 million from the net change in restricted cash, $3.2 million in proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions and $2.9 million in proceeds from the disposal of assets.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the year-ended December 31, 2013 was $121.7 million, consisting primarily of $527.6 million for principal payments on long-term debt, $103.0 million of distributions to noncontrolling interests, which primarily related to existing facilities, $74.9 million of distributions to unit holders, and $5.7 million of payments of debt acquisition costs, partially offset by $417.7 million long-term debt borrowings and $171.9 million in proceeds from our initial public offering.

Net cash used in financing activities for the year-ended December 31, 2012 was $102.1 million, consisting primarily of $94.2 million in distributions to noncontrolling interests of consolidated affiliates, $8.9 million of repayments of long-term debt and $6.2 million of principal payments under capital lease obligations, partially offset by $7.6 million of proceeds from the sale of equity interests of consolidated affiliates.

Net cash provided by financing activities for the year-ended December 31, 2011 was $33.3 million, driven primarily by the funding of a $100.7 million senior secured incremental term loan facility, as well as $25.2 million of member equity contributions and $15.2 million of proceeds from the sale of equity interests of consolidated affiliates, partially offset by $84.7 million of distributions to noncontrolling interests, $6.4 million of repayments of long-term debt, $4.7 million of principal payments under capital lease obligations, $6.3 million of decreases in checks issued in excess of bank balance and $6.2 million of repurchases of equity interests of consolidated affiliates.

Cash and cash equivalents were $85.8 million at December 31, 2013 as compared to $118.7 million at December 31, 2012. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts, and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. Our overall working capital position at December 31, 2013 was $37.3 million, as compared to $92.3 million at December 31, 2012, a decrease of $55.0 million, or 59.6%. This decrease is primarily driven by a decrease in cash due to the net cash flows from investing and financing activities referenced above and an increase in amounts payable to nonconsolidated affiliates.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under our Class B Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) liquidity needs.

Debt

Our primary sources of funding have been the issuance of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the Class B Revolving Credit Facility.

The Credit Facility

Our senior secured credit facilities consist of a $132.3 million Class B Revolving Credit Facility, which will mature on June 30, 2016 (the “Class B Revolving Credit Facility”); a $214.4 million Class B Term Loan, which will mature on December 30, 2017 (the “Class B Term Loan”); and a $388.1 million Class C Term Loan, which will mature on June 30, 2018 (the “Class C Term Loan” and, together with the Class B Revolving Credit Facility and the Class B Term Loan, the “Senior Secured Credit Facilities”).

We used the proceeds from our Class C Term Loan to repay in full our $118.7 million Class A Term Loan and $98.3 million Class A incremental Term Loan and to redeem our $164.8 million of Senior PIK-election Notes. On June 29, 2013, our $21.5 million Class A Revolving Credit Facility was terminated after we decided not to renew the revolving credit facility because we believe we have sufficient available borrowing capacity for our operations under our Class B Revolving Credit Facility.

The table below indicates the current maturity date for each of our credit facilities.

Facility	Maturity Date
Class B Revolving Credit Facility	June 30, 2016
Class B Term Loan	December 30, 2017
Class C Term Loan	June 30, 2018

As further shown in the table above, we believe that we do not currently face a substantial refinancing risk. However, upon the occurrence of certain events, such as a change of control or a violation of certain covenants in our Senior Secured Credit Facilities, we could be required to repay or refinance our indebtedness. See “Risk Factors — Risks Related to Our Business — We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.”

As of December 31, 2013, we had no outstanding balance under the Class B Revolving Credit Facility. At December 31, 2013, we had approximately $1.7 million in letters of credit outstanding under this facility. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. No utilization of the Class B Revolving Credit Facility may be outstanding (other than issuances of up to an aggregate of $5.0 million of letters of credit) at the end of any fiscal quarter in which the total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA (each as defined in our credit agreement (the “Amended Credit Agreement”)), as of the last day of such fiscal quarter, is greater than the specified ratio level.

Borrowings under each portion of the Senior Secured Credit Facilities bear interest at a base rate or at LIBOR, as elected by us, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50% (the “base rate”). The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market. The table below outlines the applicable margin for each credit facility.

	Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%), depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%), depending upon the total leverage ratio

At December 31, 2013, the interest rate on the Class B Term Loan was 4.25%. At December 31, 2013, the interest rate on our Class C Term Loan was 4.25%. We must repay each of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount of the respective loan. The remaining amount of each of the Class B Term Loan and the Class C Term Loan is due in full at maturity. We are also required to pay a commitment fee to the lenders under our Class B Revolving Credit Facility in respect of the unutilized commitments thereunder of either 0.375% or 0.50%, depending on the senior secured leverage ratio (as defined in the Amended Credit Agreement).

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of December 31, 2013, we believe we and SCA were in compliance with these covenants.

Senior Subordinated Notes

On June 29, 2007, SCA and Surgical Holdings, Inc. (the “Co-Issuer”) issued $150.00 million in aggregate principal amount of 10% senior subordinated notes due July 15, 2017 (the “Senior Subordinated Notes”). On December 4, 2013, SCA and the Co-Issuer redeemed the Senior Subordinated Notes at a premium of 3.333%. The satisfaction, discharge and redemption of the Senior Subordinated Notes was funded with proceeds from our initial public offering. In conjunction with the redemption, we recognized a loss on extinguishment of $6.5 million.

Senior PIK-election Notes

On June 29, 2007, SCA and the Co-Issuer issued $150.0 million in aggregate principal amount of 8.875% / 9.625% Senior PIK-election Notes due July 15, 2015 (the “Senior PIK-election Notes”). On June 14, 2013, SCA and the Co-Issuer issued a notice of redemption for all of the outstanding Senior PIK-election Notes (which totaled $164.8 million as of June 14, 2013) and deposited sufficient funds with the trustee for the Senior PIK-election Notes to satisfy and discharge all of our and the Co-Issuer’s obligations with respect to the Senior PIK-election Notes and the related indenture. The Senior PIK-election Notes were redeemed in full on July 15, 2013. This satisfaction, discharge and redemption of the Senior PIK-election Notes was funded with borrowings from the Class C Term Loan. In conjunction with the redemption, we recognized a loss on extinguishment of $3.8 million.

Contractual Obligations

The table below sets forth our future maturities of debt, interest on debt, capitalized lease obligations, operating lease obligations and other contractual obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations (1)	$646.5	$15.7	$27.3	$593.9	$9.6
Interest on debt obligations (2)	118.0	28.1	54.5	34.7	0.7
Capitalized lease obligations (3)	31.1	8.5	10.3	4.8	7.5
Operating lease obligations (4)	103.1	24.3	35.4	17.8	25.6
Other contractual obligations (5)	5.5	2.9	2.2	0.4	—

Total	$904.2	$79.5	$129.7	$651.6	$43.4

(1)	As of December 31, 2013 and for purposes of this table, our indebtedness included (i) $214.4 million of Class B Term Loans, (ii) $388.1 million of Class C Term Loans, (iii) $132.3 million of Class B Revolving Credit Facility capacity and (iv) $44.0 million of notes payable to banks and others.
(2)	Represents (i) interest expense on the debt obligations based on an assumed interest rate of the current 3-month LIBOR rate as of December 31, 2013 plus 175 basis points with respect to the Class B Term Loan and Class B Revolving Credit Facility, an interest rate of 3.25% with a LIBOR floor of 1.00%, (ii) quarterly commitment fees on unused borrowing capacity under the Class B Revolving Credit Facility and (iii) various fixed and variable rates on notes payable to banks and others.
(3)	Capitalized lease obligations include real estate, medical equipment, computer equipment and other equipment utilized in operations (interest and principal).
(4)	Operating lease obligations include land, buildings and equipment.
(5)	Other contractual obligations are attributable to maintenance and service contracts.

Because their future cash outflows are uncertain, the following liabilities are excluded from the table above: deferred income taxes, professional liability reserves, workers’ compensation reserves, redeemable noncontrolling interests and our estimated liability for unsettled litigation. Deferred rent is also excluded from the table above.

Repurchases of Equity from Physician Partners

We are obligated under the agreements governing certain of our partnerships and LLCs to repurchase all of the physicians’ ownership interests upon the occurrence of certain regulatory events, including if it becomes illegal for physicians to own an interest in one of our facilities, refer patients to one of our facilities or receive cash distributions from a facility. The purchase price that we would be required to pay for these ownership interests is typically based on either a multiple of the applicable facility’s EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), or the fair market value of the ownership interests as determined by a third-party appraisal. In the event we are required to purchase all of the physicians’ ownership interests in all of our facilities, our existing capital resources would not be sufficient for us to meet this obligation. See “Risk Factors — Risks Related to Healthcare Regulation — If laws or regulations governing physician ownership of our facilities change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with our surgical facilities.”

Capital Expenditures

Currently, we project our capital expenditures for fiscal year 2014 to be approximately $48 million, which we expect to finance primarily through internally generated funds and bank or manufacturer financing. Capital expenditures totaled $36.8 million and $28.4 million for the years-ended December 31, 2013 and 2012. The capital expenditures made during 2013 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.3% to 12.2% based on our incremental borrowing rate at the inception of the lease.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At December 31, 2013, we accounted for 60 of our 177 facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At December 31, 2013, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $40.9 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the particular affiliate’s amount of debt and our ownership of such affiliate, was approximately 22% at December 31, 2013. We or one of our wholly owned subsidiaries collectively guaranteed $2.5 million of the $40.9 million in total debt of our nonconsolidated affiliates as of December 31, 2013. Our guarantees related to operating leases of nonconsolidated affiliates were $4.0 million at December 31, 2013.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of us, our subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

We evaluate partially owned subsidiaries and joint ventures held in partnership form using authoritative guidance, which includes a framework for evaluating whether a general partner(s) or managing member(s) controls an affiliate and therefore should consolidate it. The framework includes the presumption that general partner or managing member control would be overcome only when the limited partners or members have certain rights. Such rights include the right to dissolve or liquidate the LP, LLP or LLC or otherwise remove the general partner or managing member “without cause,” or the right to effectively participate in significant decisions made in the ordinary course of business of the LP, LLP or LLC. To the extent that any noncontrolling investor has rights that inhibit our ability to control the affiliate, including substantive veto rights, we do not consolidate the affiliate.

We use the equity method to account for our investments in affiliates with respect to which we do not have control rights but have the ability to exercise significant influence over operating and financial policies. Assets, liabilities, revenues and expenses are reported in the respective detailed line items on the consolidated financial statements for our consolidated affiliates. For our equity method affiliates, assets and liabilities are reported on a net basis in the line item Investment in and advances to nonconsolidated affiliates on the consolidated balance sheets, and revenues and expenses are reported on a net basis in the line item Equity in net income of nonconsolidated affiliates on the consolidated statements of operations.

Variable Interest Entities

Under Accounting Standards Codification Section 810, Consolidations, we include the assets, liabilities and activities of a VIE in our financial statements if we are the primary beneficiary of such VIE and the entity has one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity or (iii) the right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses or receive a majority of a VIE’s expected residual returns and has the power to direct the activities that most significantly impact the VIE’s economic performance.

Determining the primary beneficiary of a VIE requires substantial judgment, including determining what activities most significantly impact the economic performance of the VIE and which entity or entities have control over those activities.

Revenue Recognition

Our revenues consist primarily of net patient revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state payors (primarily the Medicare and Medicaid programs), commercial health insurance companies, workers’ compensation programs and employers. These estimates are complex and require significant judgement. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

During the year-ended December 31, 2013, approximately 60% of our net patient revenues related to patients with commercial insurance coverage. Healthcare service providers are under increasing pressure to accept reduced reimbursement for services on these contracts. Continued reductions could have a material adverse impact on our financial position, results of operations and cash flows.

During the year-ended December 31, 2013, approximately 23% of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and are routinely modified for provider reimbursement. We are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations and cash flows.

During the year-ended December 31, 2013, uninsured or self-pay revenues accounted for less than 6% of our net patient revenues.

Our facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. We verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery.

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state payors (primarily the Medicare and Medicaid programs), commercial health insurance companies, workers’ compensation programs, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payor.

Accounts receivable from government payors are significant to our operations, comprising 18% of net patient service accounts receivable at December 31, 2013. We do not believe there are significant credit risks associated with these government payors.

Accounts receivable related to workers’ compensation are significant to our operations, comprising 14% of net patient service accounts receivable at December 31, 2013. We do not believe there are significant credit risks associated with workers’ compensation payors and related receivables.

Accounts receivable from commercial health insurance payors were 63% of our net patient service accounts receivable at December 31, 2013. Because the category of commercial health insurance payors is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage. Due to the complexity of insurance reimbursements and inherent limitations of insurance verification procedures, we expect we will continue to have write-offs of bad debt and provision for doubtful accounts. In 2013 our “Provision for doubtful accounts” was approximately 2% of net operating revenue. We reserve for doubtful accounts based principally upon the payor class and age of the receivable. We also write off accounts on an individual basis based on that information. We believe our policy allows us to accurately estimate our “Provision for doubtful accounts.”

Noncontrolling Interest in Consolidated Affiliates

Our consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded a noncontrolling interest in the earnings and equity of such affiliates. We record adjustments to noncontrolling interest for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon the portion of the subsidiaries they own. Distributions to holders of noncontrolling interests reduce the respective noncontrolling interest holders’ balance.

Equity-Based Compensation

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs to key teammates, directors, service providers, consultants and affiliates.

Under the Plans, our key teammates, directors, service providers, consultants and affiliates are provided with what we believe to be appropriate incentives to encourage them to continue employment with us or providing service to us or any of our affiliates and to improve our growth and profitability.

Option awards are generally granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions, or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the TPG Funds and/or any of its affiliates achieves a minimum cash return on its original investment. All existing RSU awards vest over time.

Income Taxes

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.

A valuation allowance is required when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

We file a consolidated federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. LPs, LLPs, LLCs and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Goodwill

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year.

We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its implied fair value. We present a goodwill impairment charge as a separate line item within income from continuing operations in the consolidated statements of operations, unless the goodwill impairment is associated with a discontinued operation. In that case, we include the goodwill impairment charge, on a net-of-tax basis, within the results of discontinued operations.

When we dispose of a facility, the relative fair value of goodwill is allocated to the gain or loss on disposition.

The results of the first step of the annual impairment test performed as of October 1, 2013 indicated that the fair values of all operating segments substantially exceeded their carrying values.

Impairment of Long-Lived Assets and Other Intangible Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Recent Revisions to Authoritative Accounting Guidance

Reclassification of Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires companies to include reclassification adjustments for items that are reclassified from other comprehensive income to net income in a single note or on the face of the financial statements. The amendment was effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

JOBS Act

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of December 31, 2013, we had $645.7 million of indebtedness (excluding capital leases), of which $635.1 million is at variable interest rates and $10.6 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We neither use financial instruments for trading or other speculative purposes, nor use leveraged financial instruments.

At December 31, 2013, we held interest rate swaps hedging interest rate risk on $240.0 million of our variable rate debt through three forward starting interest rate swaps with an aggregate notional amount of $240.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million were effective on September 30, 2012 and the remaining forward starting interest rate swap with a notional amount of $140.0 million was effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million will terminate on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at December 31, 2013, our annual interest expense would increase by approximately $3.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of December 31, 2013. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Surgical Care Affiliates, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Surgical Care Affiliates, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 24, 2014

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	DECEMBER 31, 2013	DECEMBER 31, 2012
Assets
Current assets
Cash and cash equivalents	$85,816	$118,725
Restricted cash	25,031	27,630
Accounts receivable, net of allowance for doubtful accounts (2013 — $11,918; 2012 — $5,928)	91,783	82,192
Receivable from nonconsolidated affiliates	12,331	22,883
Prepaids and other current assets	19,609	14,402
Current assets related to discontinued operations	297	1,578

Total current assets	234,867	267,410
Property and equipment, net of accumulated depreciation (2013 — $84,768; 2012 — $77,316)	199,872	179,863
Goodwill	744,096	706,495
Intangible assets, net of accumulated amortization (2013 — $26,124; 2012 — $20,963) Deferred debt issue costs	61,936 8,321	48,091 11,131
Investment in and advances to nonconsolidated affiliates	168,824	194,299
Other long-term assets	2,140	2,268
Assets related to discontinued operations	2,361	2,556

Total assets (a)	$1,422,417	$1,412,113

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$23,166	$15,220
Accounts payable	27,915	23,374
Accrued payroll	26,322	18,972
Accrued interest	446	13,709
Accrued distributions	27,601	24,805
Payable to nonconsolidated affiliates	68,455	58,926
Deferred income tax liability	477	580
Other current liabilities	23,021	18,972
Current liabilities related to discontinued operations	167	596

Total current liabilities	197,570	175,154
Long-term debt, net of current portion	649,722	774,516
Deferred income tax liability	116,221	100,708
Other long-term liabilities	20,651	19,618
Liabilities related to discontinued operations	380	397

Total liabilities (a)	984,544	1,070,393

Commitments and contingent liabilities (Note 16)
Noncontrolling interests — redeemable (Note 9)	21,902	21,709

Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 38,166 shares outstanding at December 31, 2013	382	—
Additional paid in capital	413,419	—
Contributed capital	—	313,153
Accumulated other comprehensive loss	—	(8,327)
Accumulated deficit	(208,115)	(157,309)

Total Surgical Care Affiliates’ equity	205,686	147,517

Noncontrolling interests — non-redeemable (Note 9)	210,285	172,494

Total equity	415,971	320,011

Total liabilities and equity	$1,422,417	$1,412,113

(a)	Our consolidated assets as of December 31, 2013 and December 31, 2012 include total assets of a variable interest entity (“VIE”) of $49.5 million and $28.2 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2013 and December 31, 2012 include total liabilities of the VIE of $12.2 million and $1.4 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.0 million of debt guaranteed by us at December 31, 2013. See further description in Note 3, Summary of Significant Accounting Policies.

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars)

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Net operating revenues:
Net patient revenues	$746,625	$714,629	$692,908
Management fee revenues	40,469	17,804	11,291
Other revenues	14,941	12,427	10,010

Total net operating revenues	802,035	744,860	714,209
Equity in net income of nonconsolidated affiliates	23,364	16,767	22,236
Operating expenses:
Salaries and benefits	277,695	241,814	221,799
Supplies	175,199	170,051	160,649
Other operating expenses	131,767	118,460	114,616
Depreciation and amortization	42,941	41,628	40,417
Occupancy costs	27,012	26,768	26,642
Provision for doubtful accounts	15,033	13,200	14,599
Impairment of intangible and long-lived assets	—	1,086	—
Loss (gain) on disposal of assets	121	(308)	(764)

Total operating expenses	669,768	612,699	577,958

Operating income	155,631	148,928	158,487
Interest expense	60,438	58,842	56,040
Loss from extinguishment of debt	10,333	—	—
Interest income	(215)	(315)	(432)
Loss (gain) on sale of investments	12,330	7,100	(3,878)

Income from continuing operations before income tax expense	72,745	83,301	106,757
Provision for income tax expense	12,645	8,864	20,269

Income from continuing operations	60,100	74,437	86,488
Loss from discontinued operations, net of income tax expense	(7,392)	(2,090)	(2,984)

Net income	52,708	72,347	83,504

Less: Net income attributable to noncontrolling interests	(104,052)	(92,357)	(93,181)

Net loss attributable to Surgical Care Affiliates	$(51,344)	$(20,010)	$(9,677)

Basic and diluted net loss per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(1.39)	$(0.59)	$(0.23)
Discontinued operations attributable to Surgical Care Affiliates	$(0.23)	$(0.07)	$(0.10)

Net loss per share attributable to Surgical Care Affiliates	$(1.62)	$(0.66)	$(0.33)

Basic and diluted weighted average shares outstanding (in thousands)	31,688	30,340	29,347

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Net income	$52,708	$72,347	$83,504
Other comprehensive (loss) income:
Unrealized income (loss) on interest rate swap	847	(5,177)	(4,594)
Amounts reclassified from accumulated other comprehensive loss	7,480	6,163	8,591

Total other comprehensive income (loss)	8,327	986	3,997
Comprehensive income	61,035	73,333	87,501
Comprehensive income attributable to noncontrolling interests	(104,052)	(92,357)	(93,181)

Comprehensive loss attributable to Surgical Care Affiliates	$(43,017)	$(19,024)	$(5,680)

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U. S. dollars)

	Common Stock		Additional Paid in Capital	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Surgical Care Affiliates Equity	Noncontrolling Interests- Non-redeemable	Total Equity

	Shares	Amount
Balance at December 31, 2010	—	$—	$—	$285,387	$(13,310)	$(127,622)	$144,455	$127,211	$271,666
Member contributions	—	—	—	25,205	—	—	25,205	—	25,205
Net (loss) income	—	—	—	—	—	(9,677)	(9,677)	68,374	58,697
Other comprehensive income	—	—	—	—	3,997	—	3,997	—	3,997
Stock compensation	—	—	—	1,680	—	—	1,680	—	1,680
Net change in equity related to amendments in agreements with noncontrolling interests (Note 9)	—	—	—	—	—	—	—	491	491
Net change in equity related to purchase/(sale) of ownership interests	—	—	—	4,643	—	—	4,643	2,029	6,672
Contributions from noncontrolling interests	—	—	—	—	—	—	—	272	272
Change in distribution accrual	—	—	—	—	—	—	—	(1,633)	(1,633)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(61,327)	(61,327)

Balance at December 31, 2011	—	$—	$—	$316,915	$(9,313)	$(137,299)	$170,303	$135,417	$305,720
Net (loss) income	—	—	—	—	—	(20,010)	(20,010)	67,741	47,731
Other comprehensive income	—	—	—	—	986	—	986	—	986
Stock compensation	—	—	—	1,719	—	—	1,719	—	1,719
Net change in equity related to purchase of ownership interests	—	—	—	(5,481)	—	—	(5,481)	39,748	34,267
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Change in distribution accrual	—	—	—	—	—	—	—	(504)	(504)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69,930)	(69,930)

Balance at December 31, 2012	—	$—	$—	$313,153	$(8,327)	$(157,309)	$147,517	$172,494	$320,011
Member distributions	—	—	—	(74,900)	—	—	(74,900)	—	(74,900)
Net (loss) income	—	—	—	—	—	(51,344)	(51,344)	79,913	28,569
Other comprehensive income	—	—	—	—	8,327	—	8,327	—	8,327
Conversion from LLC to INC (Note 1)	30,286	303	240,447	(240,750)	—	—	—	—	—
Issuance of stock from the initial public offering, net of offering costs	7,857	79	171,798	—	—	—	171,877	—	171,877
Stock options exercised	23	—	285	—	—	—	285	—	285
Stock compensation	—	—	421	2,303	—	—	2,724	—	2,724
Net change in equity related to amendments in agreements with noncontrolling interests (Note 9)	—	—	—	—	—	—	—	1,050	1,050
Net change in equity related to purchase of ownership interests	—	—	468	194	—	538	1,200	34,364	35,564
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,137	3,137
Change in distribution accrual	—	—	—	—	—	—	—	(2,363)	(2,363)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78,310)	(78,310)

Balance at December 31, 2013	38,166	$382	$413,419	$—	$—	$(208,115)	$205,686	$210,285	$415,971

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U. S. dollars)

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$52,708	$72,347	$83,504
Loss from discontinued operations	7,392	2,090	2,984
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	15,033	13,200	14,599
Depreciation and amortization	42,941	41,628	40,417
Amortization of deferred issuance costs	3,891	2,980	2,762
Impairment of long-lived assets	—	1,086	—
Realized loss (gain) on sale of investments	12,330	7,100	(3,878)
Loss (gain) on disposal of assets	121	(308)	(764)
Equity in net income of nonconsolidated affiliates	(23,364)	(16,767)	(22,236)
Distributions from nonconsolidated affiliates	50,505	38,652	27,067
Deferred income tax	15,410	7,385	22,238
Stock compensation	2,724	1,719	1,680
Loss on de-designation and change in fair value of interest rate swap	8,314	—	—
Loss on extinguishment of debt	10,333	—	—
Payment of deferred interest	(14,785)	—	—
Debt call premium paid	(5,000)	—	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	(23,409)	(5,863)	(25,138)
Other assets	6,719	(24,654)	(660)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	2,986	(773)	(240)
Accrued payroll	6,107	(1,178)	264
Accrued interest	(13,263)	(560)	112
Other liabilities	12,808	32,418	21,352
Other, net	(251)	251	(1,751)
Net cash (used in) provided by operating activities of discontinued operations	(4,666)	439	(118)

Net cash provided by operating activities	165,584	171,192	162,194

Cash flows from investing activities
Capital expenditures	(36,838)	(28,445)	(32,936)
Proceeds from sale of business	1,276	10,198	—
Proceeds from sale of investment	—	4,335	—
Proceeds from disposal of assets	5,883	474	2,908
Proceeds from sale of equity interests of nonconsolidated affiliates	4,587	14,980	—
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	2,069	4,251	3,216
Decrease in cash related to conversion of consolidated affiliates to equity interests	(116)	(1,034)	(706)
Net change in restricted cash	1,886	(3,936)	9,063
Net settlements on interest rate swap	(2,921)	(6,081)	(8,533)
Business acquisitions, net of cash acquired $6,131	(54,499)	(2,796)	(873)
Purchase of equity interests in nonconsolidated affiliates	(766)	(14,521)	(130,506)
Purchase of equity interests in deconsolidation transaction	—	(1,576)	—
Return of equity method investments in nonconsolidated affiliates	2,592	—	—
Net cash provided by investing activities of discontinued operations	13	2,347	513

Net cash used in investing activities	$(76,834)	$(21,804)	$(157,854)

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of U. S. dollars)

	YEAR-ENDED DECEMBER 31,
	2013	2012	2011
Cash flows from financing activities
Checks issued in excess of bank balance	$—	$—	$(6,342)
Member contributions	—	—	25,205
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	417,678	4,010	100,656
Payment of debt acquisition costs	(5,700)	—	—
Proceeds from issuance of shares pursuant to IPO, net of offering costs	171,877	—	—
Principal payments on line of credit arrangements and long-term debt	(527,634)	(8,865)	(6,354)
Principal payments under capital lease obligations	(7,552)	(6,189)	(4,672)
Distributions to noncontrolling interests of consolidated affiliates	(102,975)	(94,163)	(84,700)
Contributions from noncontrolling interests of consolidated affiliates	4,758	22	37
Proceeds from sale of equity interests of consolidated affiliates	7,864	7,596	15,197
Repurchase of equity interests of consolidated affiliates	(5,612)	(6,500)	(6,186)
Distributions to unit holders	(74,900)	—	—
Proceeds from issuance of common stock upon exercise of stock options	453	—	—
Net cash provided by financing activities of discontinued operations	—	2,004	485

Net cash (used in) provided by financing activities	(121,743)	(102,085)	33,326

Change in cash and cash equivalents	(32,993)	47,303	37,666
Cash and cash equivalents at beginning of period	118,725	71,268	33,596
Cash and cash equivalents of discontinued operations at beginning of period	70	113	119
Less: Cash and cash equivalents of discontinued operations at end of period	14	41	(113)

Cash and cash equivalents at end of period	$85,816	$118,725	$71,268

Supplemental cash flow information
Cash paid during the year for interest	$62,167	$56,848	$53,521
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	21,329	7,714	10,046
Goodwill attributable to sale of surgery centers	10,062	9,066	—
Net investment in consolidated affiliates that became equity method facilities	5,356	712	10,337
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	747	3,019	3,466
Contributions (non-cash) from noncontrolling interests of consolidated affiliates	—	—	272
Conversion of equity method affiliate to consolidated affiliate financed through the issuance of debt	—	7,221	—
Equity interest purchase in nonconsolidated affiliates via withheld distributions	—	10,462	—
Debt to equity conversion of nonconsolidated affiliate	—	5,027	—

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

Unless the context otherwise indicates or requires, the terms “Surgical Care Affiliates,” “we,” “us,” “our” and “Company” refer to Surgical Care Affiliates, Inc. and its subsidiaries.

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc., a Delaware corporation, was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation on October 30, 2013. Pursuant to the conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. Upon conversion, all outstanding restricted stock units of ASC Acquisition LLC were converted into one restricted share of Surgical Care Affiliates. All share and per share amounts have been adjusted to reflect these conversion amounts throughout these financial statements.

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). For the majority of the periods covered by our financial statements, the Company was a Delaware limited liability company named ASC Acquisition LLC. As of December 31, 2013, the Company operated in 34 states and had an interest in and/or operated 171 ASCs, five surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana and Texas. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

Business Structure

We operate our facilities through strategic relationships with approximately 2,000 physician partners and often with healthcare systems that have strong local market positions that we also believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which the Company serves as the general partner, limited partner, managing member or member. We account for our 177 facilities as follows:

AS OF DECEMBER 31, 2013
Consolidated facilities	87
Equity method facilities	60
Managed-only facilities	30

Total facilities	177

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS AND CLOSURES

Acquisitions

In April 2013, we invested in an ASC in McKinney, Texas for total consideration of $4.0 million. This ASC is consolidated (as part of the future JV, as further described in Note 3) as a VIE in which we are the primary beneficiary. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Property and equipment	$2,971
Goodwill	679
Intangible assets	350

Total assets	$4,000

Liabilities

Total liabilities	$—

In June 2013, we acquired 100% of the interest in Health Inventures, LLC (“HI”), a surgical and physician services company, for total consideration of $20.4 million. $9.6 million of the consideration was paid to the sellers in cash, $8.9 million was placed into escrow as contingent consideration, and $1.9 million was payable to certain individuals. The amount payable as contingent consideration depends upon the successful continuation and/or renewal of certain management agreement contracts held by HI and, in the case of renewals, will be determined by comparing the contract revenue prior to renewal against the expected contract revenue after renewal. The undiscounted range of amounts that could be paid as contingent consideration is zero to $8.9 million. As of the acquisition date and December 31, 2013, approximately $8.6 million of contingent consideration was recognized. In the transaction, we acquired HI’s ownership interests in four ASCs and one surgical hospital and management agreements with 19 affiliated facilities.

The HI amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$1,179
Accounts receivable	2,130
Other current assets	400

Total current assets	3,709

Property and equipment	584
Goodwill	4,203
Intangible assets	7,605
Investment in and advances to nonconsolidated affiliates	4,360

Total assets	$20,461

Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,742

Total current liabilities	1,742

Total liabilities	$1,742

The HI goodwill and intangible assets are expected to be fully deductible for tax purposes. The HI purchase price allocation is preliminary and subject to adjustment. $18.8 million of Net operating revenues related to HI were included in our 2013 consolidated statement of operations. HI contributed $1.5 million to our Income from continuing operations before income taxes in the year ended December 31, 2013.

In October 2013, we acquired a controlling interest consisting of approximately 58% of the equity in an ASC in Melbourne, Florida for total consideration of $1.2 million. This ASC is consolidated. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$67
Accounts receivable	119
Other current assets	60

Total current assets	246

Property and equipment	2,029
Goodwill	1,374
Intangible assets	460

Total assets	$4,109

Liabilities
Current liabilities
Accounts payable and other current liabilities	$931

Total current liabilities	931

Other long term liabilities	390

Total liabilities	$1,321

In December 2013, we invested in an ASC in Cleburne, Texas for total consideration of $3.1 million. This ASC is consolidated (as part of the future JV, as further described in Note 3) as a VIE in which we are the primary beneficiary. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$130
Accounts receivable	447
Other current assets	206

Total current assets	783

Property and equipment	1,988
Goodwill	4,218
Intangible assets	788

Total assets	$7,777

Liabilities
Current liabilities
Accounts payable and other current liabilities	$883

Total current liabilities	883

Other long term liabilities	286

Total liabilities	$1,169

In December 2013, we acquired a controlling interest consisting of approximately 51% of the equity in an ASC in East Brunswick, New Jersey for total consideration of $25.4 million. This ASC is consolidated. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$195
Accounts receivable	2,369
Other current assets	23

Total current assets	2,587

Property and equipment	860
Goodwill	35,944
Intangible assets	10,500

Total assets	$49,891

Liabilities
Current liabilities
Accounts payable and other current liabilities	$185

Total current liabilities	185

Total liabilities	$185

In December 2013, we purchased all the outstanding equity of a formerly nonconsolidated ASC in Thousand Oaks, California for $2.3 million. As a result of the transaction, we recognized a loss on the previous equity method investment of $2.8 million. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$4
Accounts receivable	297
Other current assets	27

Total current assets	328

Property and equipment	429
Goodwill	3,079
Intangible assets	630

Total assets	$4,466

Liabilities
Current liabilities
Accounts payable and other current liabilities	$172

Total current liabilities	172

Other long term liabilities	1

Total liabilities	$173

Also during the year-ended December 31, 2013, we acquired a noncontrolling interest in a surgery center in Newport Beach, California, a noncontrolling interest in a surgery center in Redding, California and a management agreement with a surgery center in Fountain Valley, California for an immaterial amount of consideration.

The purchase price allocations attributable to Melbourne, Florida; Cleburne, Texas; East Brunswick, New Jersey; and Thousand Oaks, California are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Management notes that the preliminary prices of these purchase price allocations related primarily to working capital balances.

In November 2012, we purchased a controlling interest in a multi-specialty surgery center located in Southern California (“New ASC”) for $6.0 million and entered into a management services agreement with New ASC. In connection with that transaction, an existing consolidated facility (“existing ASC”) contributed substantially all assets and liabilities to New ASC and ceased operations. Because New ASC and existing ASC were both under our control at the date of the transaction, we did not recognize any gains or losses relating the cessation of operations of existing ASC.

In December 2012, we completed a transaction whereby we contributed our interest in two consolidated facilities (“SCA facilities”) and $1.6 million to a newly formed entity that is jointly owned by us and a California health system (the “JV”). Concurrently, the California health system contributed its controlling interest in a facility (“Health System facility”) to the JV. We also entered into management services agreements with the facilities contributed to the JV. As a result of the transaction, the operations of one of the contributed SCA facilities were merged with and into the Health System facility; the Health System facility was the surviving entity. Accordingly, two facilities remain as a result of the transaction. We have a noncontrolling interest in the surviving facilities, which are presented under the equity method of accounting. The net effect of these contributions resulted in the Company recording a loss of approximately $3.3 million, related to the conversion of the two SCA facilities into an equity method investment. The loss on this transaction is recorded in “Loss (gain) on sale of investments” in the accompanying consolidated statement of operations.

During the year-ended December 31, 2012, we acquired noncontrolling interests in seven ASCs for aggregate consideration of $24.7 million. Additionally, we acquired a noncontrolling interest in a de novo ASC for consideration of $0.8 million. Also during the year-ended December 31, 2012, we acquired a controlling interest in an ASC that was previously accounted for as an equity method investment. This acquisition was financed through the issuance of a $7.2 million note payable.

Deconsolidations

During the year-ended December 31, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest, and transferred certain control rights, to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in “Loss (gain) on sale of investments” in the accompanying consolidated statements of operations. In the other transaction, we transferred certain control rights to partners in the entity. We retained a noncontrolling interest in this affiliate. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statements of operations.

During the year-ended December 31, 2012, we completed one deconsolidation transaction. In the transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $4.3 million and recorded a pre-tax gain of approximately $2.0 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The gain on this transaction is recorded in Gain on sale of investments in the accompanying consolidated statements of operations.

During the year-ended December 31, 2011, we completed four separate deconsolidation transactions. In three of these transactions, we sold a controlling equity interest, and transferred certain control rights to a health system. We retained a noncontrolling interest in these entities. In the other transaction, we transferred certain control rights to partners in the entity and retained a noncontrolling interest in this entity. In the aggregate, we received proceeds of approximately $3.2 million and recorded a pre-tax gain of approximately $3.9 million, which was primarily related to the revaluation of our remaining investment in these entities to fair value. The gain on these transactions is recorded in Gain on sale of investments in the accompanying consolidated statements of operations.

Fair values for the retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling equity interest sold. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

Closures and Sales

During the year-ended December 31, 2013, we closed two facilities. We recorded a pre-tax loss of approximately $1.4 million as a result of the closures. The loss on the transactions is recorded in the “Loss from discontinued operations, net of income tax” in the accompanying consolidated statements of operations.

During the year-ended December 31, 2012, we closed two facilities. We recorded a pre-tax loss of approximately $3.2 million as a result of the closures. The loss on these transactions is recorded in the “Loss from discontinued operations, net of income tax” in the accompanying consolidated statements of operations. We also wrote off approximately $2.2 million of goodwill related to one closure.

During the year-ended December 31, 2013, we sold all of our interest in two ASCs for aggregate consideration of $1.3 million. We recorded a pre-tax loss of approximately $8.4 million as a result of the sale. The loss on this transaction is recorded in the “Loss (gain) on sale of investments” in the accompanying consolidated statements of operations. Our continuing involvement as manager of these facilities precludes classification of these transactions as discontinued operations.

During the year-ended December 31, 2012, we sold all of our interest in one ASC. We recorded a pre-tax gain of approximately $1.5 million as a result of the sale. The gain on this transaction is recorded in the “Loss from discontinued operations, net of income tax” in the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the years ended December 31, 2013 and 2012, on an unaudited pro forma basis as if the HI acquisition and the East Brunswick, New Jersey ASC acquisition had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the years ended December 31, 2013 and 2012, and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2012. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

In thousands	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012
Net operating revenues	$834,112	$795,659
Income from continuing operations before income tax expense	80,366	89,011

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

We evaluate partially owned subsidiaries and joint ventures held in partnership form using authoritative guidance, which includes a framework for evaluating whether a general partner(s) or managing member(s) controls an affiliate and therefore should consolidate it. The framework includes the presumption that general partner or managing member control would be overcome only when the limited partners or members have certain rights. Such rights include the right to dissolve or liquidate the LP, LLP or LLC or otherwise remove the general partner or managing member “without cause,” or the right to effectively participate in significant decisions made in the ordinary course of business of the LP, LLP or LLC. To the extent that any noncontrolling investor has rights that inhibit our ability to control the affiliate, including substantive veto rights, we do not consolidate the affiliate.

We use the equity method to account for our investments in affiliates with respect to which we do not have control rights but have the ability to exercise significant influence over operating and financial policies. Assets, liabilities, revenues and expenses are reported in the respective detailed line items on the consolidated financial statements for our consolidated affiliates. For our equity method affiliates, assets and liabilities are reported on a net basis in Investment in and advances to nonconsolidated affiliates on the consolidated balance sheets, and revenues and expenses are reported on a net basis in Equity in net income of nonconsolidated affiliates on the consolidated statements of operations. This difference in accounting treatment of equity method affiliates impacts certain financial ratios of the Company.

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

The carrying amounts and classifications of the assets and liabilities of the future JV, which are included in our December 31, 2013 and 2012 consolidated balance sheets, were as follows:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Assets
Current assets
Accounts receivable, net	$5,362	$1,867
Other current assets	3,423	4,635

Total current assets	8,785	6,502

Property and equipment, net	14,674	3,663
Goodwill	21,154	12,265
Intangible assets	4,931	5,792

Total assets	$49,544	$28,222

Liabilities
Current liabilities
Accounts payable and other current liabilities	$6,172	$1,348

Total current liabilities	6,172	1,348

Other long-term liabilities	5,984	88

Total liabilities	$12,156	$1,436

The assets of the consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to us, with the exception of $4.0 million of debt guaranteed by us at December 31, 2013. There was no such guarantee at December 31, 2012.

Reclassifications and Revisions

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold, which qualify for reporting as discontinued operations.

We revised our consolidated statements of changes in equity and of cash flows for the year ended December 31, 2011, to adjust the classification of Member contributions that were inappropriately reflected in Other long-term liabilities in 2011. For the year ended December 31, 2011, this adjustment had the effect of decreasing Other long-term liabilities by $3.1 million with a corresponding increase to Contributed capital by $3.1 million, increasing Member contributions reported on the consolidated statement of changes in equity by $3.1 million, and decreasing cash flows from operating activities by $3.1 million with a corresponding increase to cash flows from financing activities. This revision resulted in an adjustment to our previously presented consolidated balance sheet at December 31, 2012 which had the effect of decreasing Other long-term liabilities by $3.1 million with a corresponding increase to Contributed capital by $3.1 million. These revisions are not material to the related financial statements for any prior periods and had no impact on our consolidated statements of operations. As prior period financial information is presented in future filings, we will similarly revise the applicable financial statements for comparative periods presented in future filings.

The 2012 balance sheet includes reclassifications totaling $2.9 million within Accounts receivable, net, other current liabilities and Other long-term liabilities to conform the 2012 presentation to the 2013 presentation for certain recovery audit program and Medicaid-related liabilities.

The 2012 statement of operations includes reclassifications totaling $3.7 million within the Other revenues and Provision for doubtful accounts lines to conform the 2012 presentation to the 2013 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) provision for income taxes, including valuation allowances; (8) reserves for contingent liabilities; and (9) reserves for losses in connection with unresolved legal matters. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties

We operate in a highly regulated industry and are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification and accreditation;

•	coding and billing for services;

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•	quality of medical care;

•	use and maintenance of medical supplies and equipment;

•	maintenance and security of medical records;

•	acquisition and dispensing of pharmaceuticals and controlled substances; and

•	disposal of medical and hazardous waste.

Many of these laws and regulations are expansive, and we do not have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, facilities, equipment, personnel, services, capital expenditure programs, operating procedures and contractual arrangements.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our ASCs and surgical hospitals and (3) exclusion or suspension of one or more of our ASCs and surgical hospitals from participation in Medicare, Medicaid and other federal and state healthcare programs.

Historically, the United States Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. Because we receive a significant percentage of our revenues from Medicare, such proposed changes in legislation might have a material adverse effect on our financial position, results of operations and cash flows, if any such changes were to occur.

Certain of our operating agreements have termination dates by which the agreement expires by its terms. In these situations, if we wish to continue the business, we would attempt to negotiate an amendment to the agreement and if necessary, to renegotiate material terms of the agreement, to prevent such termination. None of our operating agreements have termination dates in 2014.

In addition, certain of our partnership and operating agreements contain provisions that give our partners or other members rights that include, but are not limited to, rights to purchase our interest, rights to require us to purchase the interests of our partners or other members or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility or prior to a change in control of us or certain of our subsidiaries.

Almost all of our partnership and operating agreements contain restrictions on actions that we can take, even though we may be the general partner or the managing member, including rights of our partners and other members to approve the sale of substantially all of the assets of the entity, to dissolve the partnership or LLC, and to amend the partnership or operating agreement. Many of our agreements also restrict our ability in certain instances to compete with our existing facilities or with our partners. Where we hold only a limited partner or a non-managing member interest, the general partner or managing member may take certain actions without our consent, although we typically have certain protective rights to approve major decisions, such as the sale of substantially all of the assets of the entity, the dissolution of the partnership or LLC, and the amendment of the partnership or operating agreement.

As discussed in Note 16, Commitments and Contingent Liabilities, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations and cash flows.

Revenue Recognition

Our revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state payors (primarily, the Medicare and Medicaid programs), commercial health insurance companies, workers’ compensation programs and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

During the years-ended December 31, 2013, 2012 and 2011, approximately 60%, 61% and 62%, respectively, of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services on these contracts. Continued reductions could have a material adverse impact on our financial position, results of operations and cash flows.

During each of the years-ended December 31, 2013, 2012 and 2011, approximately 23%, 24% and 24%, respectively, of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and are routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United

States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations and cash flows.

Our revenues also include Management fee revenues representing fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. Management fee revenues are determined as dictated by management agreements between SCA and the facility and the fee for management services is generally a defined percentage of the facility’s net patient revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits reduced by the amount of outstanding checks and drafts where the right of offset exists for these bank accounts. As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in current liabilities as “checks issued in excess of bank balance.” There were no such balances at December 31, 2013 and 2012. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has not experienced any losses on such deposits.

Restricted Cash

As of December 31, 2013 and 2012, we had approximately $25.0 million and $27.6 million, respectively, of restricted cash in affiliate cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other Company cash and be used only to fund the operations of those partnerships.

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state payors (primarily the Medicare and Medicaid programs) commercial health insurance companies, workers’ compensation programs, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payor. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable, as of the end of each of the reporting periods, is as follows:

	AS OF DECEMBER 31
	2013	2012
Commercial health insurance payors	63%	62%
Medicare	15	19
Workers’ compensation	14	9
Medicaid	3	5
Patients and other third-party payors	5	5

Total	100%	100%

Revenues and accounts receivable from government payors are significant to our operations; however, we do not believe there are significant credit risks associated with these government agencies.

Revenue and accounts receivable from commercial health insurance payors are also significant to our operations. Because the category of commercial health insurance payors is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage.

Long-Lived Assets

We report land, buildings, improvements and equipment at cost, net of asset impairment. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

YEARS
Buildings	15 to 30
Leasehold improvements	5 to 20
Furniture, fixtures and equipment	3 to 7
Assets under capital lease obligations:
Real estate	15 to 25
Equipment	3 to 5

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. Interest of approximately $0.1 million was capitalized for the year-ended December 31, 2012; no interest was capitalized during the years-ended December 31, 2013 and 2011.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of operations. However, if the sale, retirement or disposal involves a discontinued operation, the resulting net amount, less any proceeds, is included in the results of discontinued operations.

For operating leases, we recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease.

Goodwill

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year.

In 2013, we changed from one operating segment to six operating segments, which are aggregated into one reportable segment. Our six operating segments are generally organized geographically. As a result of this change, we ascribed goodwill to each reporting unit (same as our operating segments) using a relative fair value approach. In 2013, we evaluated our reporting units for goodwill impairment using a two-step process.

The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by hypothetically allocating the fair value of the reporting unit to its identifiable assets and liabilities in a manner consistent with a business combination, with any excess fair value representing implied goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The carrying value of each operating segment was determined by assigning assets and liabilities to those reporting units as of the measurement date. We estimated the fair values of the operating segments by considering the indicated fair values derived from an income approach, which involves discounting estimated future cash flows. We considered market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconciled the reporting unit fair values to our market capitalization.

For 2012 and 2011, in accordance with amended guidance for goodwill impairment testing, we performed a qualitative assessment because management estimated the fair value to significantly exceed the carrying value. In the qualitative assessments, we weighed the relative impact of factors that are specific to us as well as industry and macroeconomic factors. The factors specific to us that were considered included financial performance and changes to the carrying value since the most recent impairment test. We also considered growth projections from independent sources and significant developments within our industry. We determined that the impact of macroeconomic factors on the most recent impairment tests would not significantly affect the estimated fair value. Based on this qualitative assessment, considering the aggregation of these factors, we concluded that it is not more-likely-than-not that the fair value of the Company is less than its carrying amount and therefore performing the two-step impairment test was unnecessary.

We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its implied fair value. We present a goodwill impairment charge as a separate line item within income from continuing operations in the consolidated statements of operations, unless the goodwill impairment is associated with a discontinued operation. In that case, we include the goodwill impairment charge, on a net-of-tax basis, within the results of discontinued operations.

When we dispose of a business, the relative fair value of goodwill is allocated to the carrying amount of the business disposed of in determining the gain or loss on disposition.

Impairment of Long-Lived Assets and Other Intangible Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

We amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2013, none of our definite useful lived intangible assets have an estimated residual value. As of December 31, 2013, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

YEARS
Certificates of need	10 to 30
Favorable contracts	4
Favorable lease obligations	5
Licenses	15 to 20
Management agreements	3 to 15
Noncompete agreements	2 to 15

For the years-ended December 31, 2013, 2012 and 2011, we recorded on our Consolidated Statement of Operations within Equity in net income of nonconsolidated affiliates amortization expense of $25.9 million, $20.3 million and $10.1 million, respectively, for definite-lived intangible assets attributable to equity method investments.

Investment in and Advances to Nonconsolidated Affiliates

Investments in entities we do not control, but in which we have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and distributions received, amortization of definite-lived intangible assets attributable to equity method investments and impairment losses resulting from adjustments to the carrying value of the investment. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

Management periodically assesses the recoverability of our equity method investments for impairment. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an equity method investment’s decline in value is other than temporary, we record an impairment in Equity in net income of nonconsolidated affiliates.

Financing Costs

We amortize financing costs using the effective interest method over the life of the related debt. The related expense is included in Interest expense in our consolidated statements of operations.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, letters of credit, long-term debt and interest rate swap agreements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or discounted cash flows to determine fair values of long-term debt. The fair value of our interest rate swaps is determined using information provided by a third-party financial institution and discounted cash flows.

Derivative Instruments

All derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

As of December 31, 2013 and 2012, we held interest rate swaps to hedge the interest rate risk on a portion of our long-term debt. These swaps were historically designated as a cash flow hedge; however, in 2013 we de-designated these instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to be reclassified to Interest expense. Prior to de-designation, all changes in the fair value of these interest rate swaps were reported in other comprehensive income on the consolidated statement of changes in equity. Net cash settlements on our interest rate swaps are included in investing activities in our consolidated statements of cash flows. For additional information regarding these interest rate swaps, see Note 8, Long-Term Debt.

Noncontrolling Interest in Consolidated Affiliates

The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded a noncontrolling interest in the earnings and equity of such affiliates. We record adjustments to noncontrolling interest for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon the portion of the subsidiaries they own. Distributions to holders of noncontrolling interests reduce the respective noncontrolling interest holders’ balance.

Also, certain of the Company’s noncontrolling interests have industry-specific redemption features, such as a change in law that would prohibit the noncontrolling interests’ current form of ownership in ASCs, which are not solely within the control of the Company. We are not aware of events that would make a redemption probable. According to authoritative guidance, classification of these noncontrolling interests outside of permanent equity is required due to the redemption features.

Equity-Based Compensation

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs to key teammates, directors, service providers, consultants and affiliates.

Under the Plans, our key teammates, directors, service providers, consultants and affiliates are provided with what we believe to be appropriate incentives to encourage them to continue employment with us or providing service to us or any of our affiliates and to improve our growth and profitability.

Option awards are generally granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions, or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the TPG Funds and/or any of its affiliates achieves a minimum cash return on its original investment. All existing RSU awards vest over time.

Income Taxes

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.

A valuation allowance is required when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

We file a consolidated federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. LPs, LLPs, LLCs and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Assets Held for Sale and Results of Discontinued Operations

Components of an entity that have been disposed of or are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Loss from discontinued operations, net of income tax expense. In addition, assets and liabilities associated with facilities that qualify for reporting as discontinued operations are reflected in the consolidated balance sheets as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We record accruals for such contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter. See Note 16, Commitments and Contingent Liabilities, for more information regarding these matters.

Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

In thousands	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Weighted average shares outstanding	31,688	30,340	29,347
Dilutive effect of equity-based compensation plans	—	—	—

Weighted-average shares outstanding, assuming dilution	31,688	30,340	29,347

The shares used reflect the conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average shares outstanding computation are excluded. The excluded shares for the years-ended December 31 are as follows: 2013 — 216,682, 2012 — 98,439 and 2011 — 114,537.

Reportable Segments

We have six operating segments, which aggregate into one reportable segment. Our six operating segments are generally organized geographically. For reporting purposes, we have aggregated our operating segments into one reportable segment as the nature of the services are similar and the businesses exhibit similar economic characteristics, processes, types and classes of customers, methods of service delivery and distribution and regulatory environments.

Distribution

On September 16, 2013, we declared a cash distribution of approximately $0.24 per outstanding membership unit, resulting in a total distribution to our membership unit holders of $74.9 million. The distribution was payable promptly after the date it was declared. In addition, on September 16, 2013, the board of directors of the Company resolved to pay a cash bonus to eligible holders of vested options and restricted equity units of approximately $0.24 per vested option or restricted equity unit, as applicable, resulting in a total bonus payment of $4.6 million, and to reduce the exercise price of any such holder’s unvested options by approximately $0.24 per unvested option. The cash bonus payment was recorded as compensation expense in the third quarter of 2013. We will record stock compensation expense over the remaining vesting periods related to the adjustment to unvested options.

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

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	AS OF DECEMBER 31
	2013	2012
Accounts receivable	$103,701	$88,120
Less: Allowance for doubtful accounts	(11,918)	(5,928)

Accounts receivable, net	$91,783	$82,192

The following is the activity related to our allowance for doubtful accounts:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Balance at beginning of period	$5,928	$9,414	$6,710
Provision for doubtful accounts	15,033	13,200	14,599
Deductions and accounts written off	(9,043)	(16,686)	(11,895)

Balance at end of period	$11,918	$5,928	$9,414

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF DECEMBER 31
	2013	2012
Land	$20,222	$21,205
Buildings	41,840	47,141
Leasehold improvements	43,493	31,800
Furniture, fixtures and equipment	162,533	141,143

	268,088	241,289
Less: Accumulated depreciation	(84,768)	(77,316)

	183,320	163,973

Construction in progress	16,552	15,890

Property and equipment, net	$199,872	$179,863

The amount of depreciation expense, amortization expense and accumulated amortization relating to assets under capital lease obligations, and rent expense under operating leases is as follows:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Depreciation expense	$29,831	$31,061	$30,088

Assets under capital lease obligations:
Buildings	$17,062	$13,004	$14,917
Equipment	28,484	16,768	13,511

	45,546	29,772	28,428
Accumulated depreciation	(16,588)	(15,498)	(12,808)

Assets under capital lease obligations, net	$28,958	$14,274	$15,620

Amortization expense	$6,418	$5,698	$4,861

Rent Expense:
Minimum rent payments	$22,288	$21,780	$21,736
Contingent and other rents	10,999	11,795	11,391

Total rent expense	$33,287	$33,575	$33,127

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2023. Operating leases generally have 3 to 22 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $0.6 million, $0.9 million and $1.0 million for the years-ended December 31, 2013, 2012 and 2011, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets.

Our facilities lease land, buildings and equipment, with most leases being for terms of three to ten years. Additionally, the lease for our Birmingham, Alabama office, which commenced on March 1, 2008, had an initial term of five years. In 2012, it was extended for an additional two year period through March 31, 2015.

Future minimum lease payments at December 31, 2013 for those leases of the Company and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES	CAPITAL LEASE OBLIGATIONS	TOTAL
2014	$24,270	$8,541	$32,811
2015	20,188	6,048	26,236
2016	15,249	4,269	19,518
2017	10,043	2,759	12,802
2018	7,742	1,983	9,725
2019 and thereafter	25,613	7,476	33,089

	$103,105	31,076	$134,181

Less: interest portion		(3,906)

Obligations under capital leases		$27,170

Obligations Under Lease Guarantees

In conjunction with the sale of certain facilities in prior years, the leases of certain properties were assigned to the purchasers and, as a condition of the lease, the Company is a guarantor on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against the Company.

We have not recorded a liability for these guarantees because we do not believe it is probable that we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. The amount remaining on these guarantees is not material to our financial statements. These guarantees are not secured by any assets under the leases. As of December 31, 2013, the Company has not been required to perform under any such lease guarantees.

Impairment of Long-Lived Assets

During 2013, 2012 and 2011, we examined our long-lived assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of its long-lived assets. Based on this review, $1.1 million of impairment charges were recorded for the year-ended December 31, 2012. No material impairment charges were recorded for the years-ended December 31, 2013 and December 31, 2011. For all periods presented, the fair value of the impaired long-lived assets at our facilities was determined primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements and management agreements. We have no accumulated impairment of goodwill for the periods ended December 31, 2013 or December 31, 2012.

The following tables show changes in the carrying amount of goodwill for the years-ended December 31, 2013 and December 31, 2012:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012
Balance at beginning of period	$706,495	$679,463
Acquisitions (Note 2)	48,346	17,156
Deconsolidations (Note 2)	(7,351)	(11,676)
Sales	(10,062)	(3,574)
Closure and other	(515)	(2,609)
VIE related (Note 3)	4,104	8,923
Conversion of equity method investment to consolidated	3,079	18,812

Balance at end of period	$744,096	$706,495

We performed impairment reviews as of October 1, 2013 and 2012, and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets:

	AS OF DECEMBER 31
	2013	2012
Certificates of need
Gross carrying amount	$20,097	$18,529
Accumulated amortization	(8,073)	(6,812)

Net	$12,024	$11,717

Management agreements
Gross carrying amount	$49,978	$38,627
Accumulated amortization	(15,410)	(12,250)

Net	$34,568	$26,377

Licenses
Gross carrying amount	$8,031	$8,575
Accumulated amortization	(1,612)	(1,306)

Net	$6,419	$7,269

Noncompete agreements
Gross carrying amount	$9,954	$3,323
Accumulated amortization	(1,029)	(595)

Net	$8,925	$2,728

Total other intangible assets
Gross carrying amount	$88,060	$69,054
Accumulated amortization	(26,124)	(20,963)

Net	$61,936	$48,091

During 2013, 2012 and 2011, we examined our intangible assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of its long-lived assets. In all periods presented, no impairment charge was deemed necessary for intangible assets.

For the years-ended December 31, 2013, December 31, 2012 and December 31, 2011, we recorded $25.9 million, $20.3 million and $10.1 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

Amortization expense for other intangible assets is as follows:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Amortization expense	$6,692	$4,869	$5,468

Total estimated amortization expense for our other intangible assets for the next five years is as follows:

YEAR ENDING DECEMBER 31	ESTIMATED AMORTIZATION EXPENSE
2014	$5,811
2015	5,418
2016	5,372
2017	5,369
2018	5,382

NOTE 7 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

As of December 31, 2013, Investment in and advances to nonconsolidated affiliates represents Surgical Care Affiliates’ investment in 60 partially owned entities, most of which are general partnerships, LPs, LLPs, LLCs or joint ventures in which SCA or one of our subsidiaries is a general or limited partner, managing member, member or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Accordingly, we account for these affiliates using the equity method. Our ownership percentage in these affiliates generally ranged from 5% to 50% as of December 31, 2013. Our investment in these affiliates is an integral part of our operations.

During the year-ended December 31, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest, and transferred certain control rights, to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Loss (gain) on sale of investments in the accompanying consolidated statements of operations. In the other transaction, we transferred certain control rights to partners in the entity. We retained a noncontrolling interest in this affiliate. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statements of operations.

During 2012, we completed a deconsolidation transaction. In the transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $4.3 million and recorded a pre-tax gain of approximately $2.0 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The gain on this transaction is recorded in Loss (gain) on sale of investments in the accompanying consolidated statement of operations.

Also during 2012, the Company completed a transaction whereby we contributed our interest in two consolidated facilities (“Surgical Care Affiliates facilities”) and $1.6 million to a newly formed entity that is jointly owned by us and a California health system (the “JV”). Concurrently, the California health system contributed its controlling interest in a facility (“Health System facility”) to the JV. We also entered into management services agreements with the facilities contributed to the JV. As a result of the transaction, the operations of one of the contributed Surgical Care Affiliates facilities were merged with and into the Health System facility; the Health System facility was the surviving entity. Accordingly, two facilities remain as a result of the transaction. We have a noncontrolling interest in the surviving facilities, which are presented under the equity method of accounting. The net effect of these contributions resulted in the Company recording a loss of approximately $3.3 million, related to the conversion of the two Surgical Care Affiliates facilities into an equity method investment. The loss on this transaction is recorded in Loss (gain) on sale of investments in the accompanying consolidated statement of operations.

During 2011, we completed four separate deconsolidation transactions. In three of these transactions, we sold a controlling equity interest, and transferred certain control rights, to a health system. In the other transaction, we transferred certain control rights to partners in the entity and retained a noncontrolling interest in this entity. We retained a noncontrolling interest in these entities. In the aggregate, we received proceeds of approximately $3.2 million and recorded a pre-tax gain of approximately $3.9 million, which was primarily related to the revaluation of our remaining investment in these entities to fair value. The gain on these transactions is recorded in Loss (gain) on sale of investments in the accompanying consolidated statement of operations.

Fair values for the retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

During 2013, we recorded $6.1 million of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of five nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. This decline in the expected future cash flows was caused by events specific to each impacted facility, as further described below. The impairments included:

•	a $1.5 million impairment on our investment in Wausau Surgery Center, L.P. related to an offer received to purchase our interest in the facility;

•	a $2.3 million impairment on our investment in Premier Surgery Center of Louisville, L.P. related to insufficient forecasted growth at the facility;

•	a $0.9 million impairment on our investment in Kerlan-Jobe Surgery Center, LLC related to a buy-out agreement for the facility;

•	a $0.8 million impairment on our investment in Surgery Center of Fort Collins, LLC related to insufficient forecasted growth at the facility; and

•	a $0.6 million impairment on our investment in Surgery Center of Lexington, LLC related to insufficient forecasted growth at the facility.

During 2012, we recorded $9.2 million of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of five nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. This decline in the expected future cash flows was caused by events specific to each impacted facility, as further described below. The impairments included:

•	a $1.1 million impairment on our investment in Pueblo Ambulatory Surgery Center, LLC related to declining volumes and earnings at the facility;

•	a $3.3 million impairment on our investment in Premier Surgery Center of Louisville, L.P. related to insufficient forecasted growth at the facility;

•	a $1.7 million impairment on our investment in Endoscopy Center West, LLC related to a buy-out offer received for our interest in the facility;

•	a $0.4 million impairment on our investment in Kerlan-Jobe Surgery Center, LLC related to a buy-out agreement for the facility; and

•	a $2.7 million impairment on our investment in Surgical Center at Premier, LLC related to an estimated valuation obtained for the facility based upon our search for a new health system partner.

In determining whether an impairment charge is necessary on a particular investment, we consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate.

We account for investments in nonconsolidated affiliates primarily using the equity method of accounting. The difference between the carrying amount of the investment and the underlying equity in net assets was $76.9 million and $109.4 million at December 31, 2013 and 2012, respectively, and is primarily attributable to goodwill and other intangible assets. Our investments consist of the following:

	AS OF DECEMBER 31
INVESTMENT IN AND ADVANCES TO NONCONSOLIDATED AFFILIATES:	2013	2012
Beginning balance	$194,299	$212,608
Share of income (1)	23,364	16,767
Share of distributions	(53,097)	(38,652)
Acquisitions	5,126	21,414
Conversion to/from investments in nonconsolidated affiliates	186	(2,717)
Sale/closure of investments in nonconsolidated affiliates	(2,133)	(20,880)
Other	1,079	5,759

Total investment in and advances to nonconsolidated affiliates	$168,824	$194,299

(1)	Includes $6.1 million and $9.2 million of impairments at December 31, 2013 and 2012, respectively, as previously noted.

Included in the 2013 and 2012 Share of income amount above is amortization expense of $25.9 million and $20.3 million, respectively, for definite-lived intangible assets attributable to equity method investments.

The following summarizes the combined assets, liabilities and equity of our nonconsolidated affiliates (on a 100% basis):

	DECEMBER 31 2013	DECEMBER 31 2012

Assets
Current	$191,765	$143,536
Noncurrent	138,238	97,682

Total assets	$330,003	$241,218

Liabilities
Current	$45,523	$31,044
Noncurrent	38,665	18,803

Total liabilities	84,188	49,847

Partners’ capital and shareholders’ equity
Surgical Care Affiliates	91,952	84,885
Outside parties	153,863	106,486

Total partners’ capital and shareholders’ equity	245,815	191,371

Total liabilities and partners’ capital and shareholders’ equity	$330,003	$241,218

The following summarizes the combined condensed results of operations of our nonconsolidated affiliates:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Net operating revenues:
Net patient revenues	$600,600	$474,354	$332,631
Other revenues	5,166	3,153	2,209

Total net operating revenues	605,766	477,507	334,840
Operating expenses:
Salaries and benefits	128,892	108,803	80,538
Supplies	99,587	78,824	57,897
Other operating expenses	122,764	95,909	69,796
Depreciation and amortization	17,281	14,045	11,383

Total operating expenses	368,524	297,581	219,614

Operating income	237,242	179,926	115,226
Interest expense, net of interest income	1,627	1,501	1,410
Loss on sale of investments	22	—	—

Income from continuing operations before income tax expense	$235,593	$178,425	$113,816

Net income	$235,522	$178,365	$113,760

NOTE 8 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	As of
	December 31, 2013	December 31, 2012
Bonds payable
Class B Term Loan due 2017	214,429	216,634
Class C Term Loan due 2018	388,050	—
Discount of Class C Term Loan	(784)	—
Class A Term Loan due 2014	—	118,970
Incremental Term Loan due 2018	—	98,500
Discount of Incremental Term Loan	—	(786)
10.0% Senior Subordinated Notes due 2017	—	150,000
8.875% Senior PIK-election Notes due 2015	—	164,785
Notes payable to banks and others	44,023	24,338
Capital lease obligations	27,170	17,295

	672,888	789,736
Less: Current portion	(23,166)	(15,220)

Long-term debt, net of current portion	$649,722	$774,516

The following chart shows scheduled principal payments due on long-term debt, including capital leases, for the next five years and thereafter:

Year Ending December 31
2014	$23,166
2015	18,542
2016	17,162
2017	220,146
2018	377,603
Thereafter	16,269

Total	$672,888

The following table provides information regarding our total Interest expense presented in our consolidated statements of operations for both continuing and discontinued operations:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Continuing operations:
Interest expense	$56,547	$55,862	$53,278
Amortization of bond issue costs	3,891	2,980	2,762

Total interest expense and amortization of bond issue costs for continuing operations	60,438	58,842	56,040
Discontinued operations:
Interest expense	178	242	331

Total interest expense for discontinued operations	178	242	331

Total interest expense and amortization of bond Issue costs	$60,616	$59,084	$56,371

Capital Lease Obligations

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.3% to 12.2% based on the incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership of the equipment during the term of the lease and with a variety of both small and large real estate owners.

Senior Subordinated Notes and Senior PIK-election Notes

In connection with the amendment to the Company’s Senior Secured Credit Facility (the “Credit Facility”) in the second quarter of 2013, on June 14, 2013 we extinguished the Senior PIK-election Notes at par, including a payment of accrued interest through July 15, 2015. Additionally, we redeemed the Senior Subordinated Notes at a premium of 3.333% on December 4, 2013. An aggregate loss on extinguishment of debt of $10.3 million was recorded in connection with these two redemptions.

Credit Facility

With respect to the Credit Facility, as of December 31, 2013, we had $602.5 million outstanding under the senior secured term loan facility consisting of the following:

•	$214.4 million under the Class B Term Loan (as defined below) due December 30, 2017. The interest rate on the Class B Term Loan was 4.25% at December 31, 2013.

•	$388.1 million under the Class C Term Loan (as defined below) due June 30, 2018. The interest rate on the Class C Term Loan was 4.25% at December 31, 2013.

We must repay the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining amount payable in full on the maturity date noted above.

Borrowings under each portion of the Credit Facility bear interest at a base rate or at the London interbank market for the interest period relevant to such borrowings (“LIBOR”), as elected by the Company, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase

Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. The below table outlines the applicable margin for each portion of the Credit Facility.

	Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%) depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%) depending upon the total leverage ratio

There was no outstanding balance under the senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of December 31, 2013 or December 31, 2012. As of December 31, 2013 the Revolver had a capacity of $132.3 million under the Class B revolver with a maturity date of June 30, 2016.

On June 29, 2013, our Class A Revolving Credit Facility was terminated after we decided not to renew such revolving credit facility.

Any utilization of the Class B Revolving Credit Facility (other than issuances of up to an aggregate of $5.0 million of letters of credit) will be subject to compliance with a total leverage ratio test. At December 31, 2013, we had approximately $1.7 million in such letters of credit outstanding.

2013 Amendment to the Credit Facility

In the second quarter of 2013, we amended our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Class C Term Loan Facility (“Class C Term Loan”) of $388.1 million ($387.3 million, net of discount) as of December 31, 2013. The Class C Term Loan will mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish the Senior PIK-election Notes, the Class A Term Loan and the Incremental Term Loan. The applicable margin for borrowings under the Class C Term Loan is (i) 2.25% with respect to base rate borrowings (with a base rate floor of 2.00%) and (ii) 3.25% with respect to LIBOR borrowings (with a LIBOR floor of 1.00%). The interest rate on the Class C Term Loan was 4.25% at December 31, 2013. Until maturity, quarterly amortization payments will be made in an amount equal to 0.25% of the original principal amount of the Class C Term Loan.

We incurred a loss on extinguishment of debt of $3.8 million in connection with the settlement of existing debt due to the closing of the Class C Term Loan.

The Credit Facility is guaranteed by the Company and certain of SCA’s direct 100% owned domestic subsidiaries (the “Guarantors”), subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all equity interests of SCA and of each 100% owned domestic subsidiary directly held by SCA or a Guarantor. The Credit Facility generally restricts SCA and SCA’s restricted subsidiaries’ ability to, among other things:

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

The Company believes it and SCA were in compliance with these covenants as of December 31, 2013. The Amended Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Amended Credit Agreement. No such prepayment was required at December 31, 2013.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit its exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At December 31, 2013, interest rate swaps of $240.0 million remained outstanding. As a result of the amendment to the Credit Facility, we de-designated the cash flow hedging instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to be reclassified to Interest expense.

The following table presents changes in the components of Accumulated other comprehensive loss, net of related income tax effects:

YEAR-ENDED DECEMBER 31, 2013
Balance at Beginning of Period	$(8,327)
Other comprehensive income before reclassifications	847
Amounts reclassified from accumulated other comprehensive loss	7,480

Balance at End of Period	$—

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swaps and the period remaining until the expiration of the swap, with an offsetting adjustment reported as Interest expense on the Company’s consolidated statements of operation. At December 31, 2012, gross liabilities in the amount of $2.2 million were included in Other current liabilities, and $3.1 million and $3.9 million were included in Other long-term liabilities at December 31, 2013 and December 31, 2012, respectively, in the consolidated balance sheets based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the year-ended December 31, 2013, the liability related to the swaps decreased by $3.0 million. The decrease was due to swap settlements and the change in fair value resulting in a $2.2 million decrease in Other current liabilities and a $0.8 million decrease in Other long-term liabilities. During the year-ended December 31, 2013, the Company recorded losses of approximately $8.3 million within Interest expense due to the de-designation of interest rate swaps and subsequent changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose us to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, we evaluate our exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparty to our interest rate swaps using publicly available information, as well as qualitative inputs, as of December 31, 2013. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 9 — NONCONTROLLING INTERESTS

The following table shows the breakout of net loss attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Net loss from continuing operations, net of tax, attributable to Surgical Care Affiliates	$(43,952)	$(17,920)	$(6,693)
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(7,392)	(2,090)	(2,984)

Net loss, net of tax, attributable to Surgical Care Affiliates	$(51,344)	$(20,010)	$(9,677)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Net loss attributable to Surgical Care Affiliates	$(51,344)	$(20,010)	$(9,677)
Increase (decrease) in equity due to sales to noncontrolling interests	2,056	(4,243)	4,573
(Decrease) increase in equity due to purchases from noncontrolling interests	(1,394)	(1,738)	320

Change from net loss attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$(50,682)	$(25,991)	$(4,784)

Certain of the Company’s noncontrolling interests have industry-specific redemption features whereby the Company could be obligated, under the terms of certain of its operating subsidiaries’ partnership and operating agreements, to purchase some or all of the noncontrolling interests of the consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as Noncontrolling interests-redeemable on the Company’s consolidated balance sheets.

The activity relating to the Company’s noncontrolling interests — redeemable is summarized below:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Balance at beginning of period	$21,709	$20,215	$20,594
Net income attributable to noncontrolling interests-redeemable	24,139	24,616	24,807
Net change in equity related to amendments in agreements with noncontrolling interests	(1,050)	—	(491)
Net change related to purchase/(sale) of ownership interests-redeemable	580	1,800	(1,928)
Contributions from noncontrolling interests	1,622	—	37
Change in distribution accrual	(433)	(689)	569
Distributions to noncontrolling interests-redeemable	(24,665)	(24,233)	(23,373)

Balance at end of period	$21,902	$21,709	$20,215

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the provisions of the authoritative guidance for fair value measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.

The fair value of an asset or liability is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As a basis for considering assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques, as follows:

•	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach — Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach — Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	December 31, 2013
	Fair Value Measurements Using			Total Assets/Liabilities at Fair Value	Valuation Technique[1]
	Level 1	Level 2	Level 3
Assets
Other long-term assets	$—	$—	$0.3	$0.3	I

Total assets	$—	$—	$0.3	$0.3

Liabilities
Other current liabilities	$—	$—	$—	$—	I
Other long-term liabilities	—	3.1	$—	3.1	I

Total liabilities	$—	$3.1	$—	$3.1

	December 31, 2012
	Fair Value Measurements Using			Total	Valuation Technique[1]
	Level 1	Level 2	Level 3
Liabilities
Other current liabilities	$—	$2.2	$—	$2.2	I
Other long-term liabilities	—	3.9	$—	3.9	I

Total liabilities	$—	$6.1	$—	$6.1

[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at December 31, 2013 and December 31, 2012.

Contingent Consideration

As further described in Note 2, $8.9 million of the HI consideration was placed into escrow as contingent consideration. The amount payable as contingent consideration depends upon the successful continuation and/or renewal of certain management agreement contracts held by HI and, in the case of renewals, will be determined by comparing the contract revenue prior to renewal against the expected contract revenue after renewal. As of the acquisition date and December 31, 2013, approximately $8.6 million of contingent consideration was recognized.

Level 3 Disclosures for Recurring Measurements

The following table provides quantitative information associated with the fair value measurement of our recurring Level 3 inputs (in millions):

Level 3 Contingent Consideration	Level 3 Assets as of December 31, 2013	Significant Unobservable Input	Range of Inputs	Weighted Average
Income Approach	$0.3	Probabilities of retention of management contracts (a)	75% - 100%	98%

(a)	The fair value of adjustment to the contingent consideration is based on a formula driven threshold contract value set at the time of the HI transaction. The threshold contract value is a function of revenue and probability of retention of each contract over 12 to 18 months from the transaction date. Significant increases or decreases in any of the probabilities of renewal would result in a significantly lower or higher fair value measurement, respectively.

The following table provides a roll-forward of the recurring fair value balance that used Level 3 inputs (in millions):

Contingent Consideration
Beginning balance as of December 31, 2012	$—
Addition of contingent consideration asset	0.3

Ending balance as of December 31, 2013	$0.3

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

An impairment charge of $1.5 million was recorded during 2013 for an investment in a nonconsolidated affiliate. In conjunction with the deconsolidation of this affiliate (as described in Note 2), we adjusted the investment to fair value. The fair value of the investment in the nonconsolidated affiliate was determined based on the estimated fair value using valuations techniques that included recent market transactions.

Also during 2013 we recorded $4.6 million of impairment to our investments in a nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

During 2012 we recorded $9.2 million of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of three nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

The investment in nonconsolidated affiliates measured at fair value on a nonrecurring basis is as follows (in millions of U.S. dollars):

		Fair Value Measurements Using
December 31, 2013	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Investment in nonconsolidated affiliate	$6.4	—	—	$6.4	$4.6

June 30, 2013	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Investment in nonconsolidated affiliate	$2.9	—	—	$2.9	$1.5

December 31, 2012	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Investment in nonconsolidated affiliate	$7.0	—	—	$7.0	$9.2

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

Level 3 Investment in nonconsolidated affiliate	Level 3 Assets as of December 31, 2013	Significant Unobservable Inputs	Range of Inputs
Income Approach	$6.4	WACC	11.4% - 15%
		Revenue growth rates	0.0% - 3.0%

Level 3 Investment in nonconsolidated affiliate	Level 3 Assets as of June 30, 2013	Significant Unobservable Input	Range of Inputs
Market Approach	$2.9	Exit price(a)	$2.9

(a)	The exit price was determined using the amount stated in a firm offer letter for the investment.

Level 3 Investments	Level 3 Assets as of December 31, 2012	Significant Unobservable Inputs	Range of Inputs	Weighted Average
Income Approach	$4.0	CAGR(a)	(2.8) - 8.8%	7.7%
		Discount rate(b)	11.4%	11.4%
Market Approach	$3.0	EBITDA multiple(c)	6.8x	6.8x

(a)	“CAGR” is defined as cumulative average growth rate. The CAGR is determined utilizing probability weighted estimates of future cash flows.
(b)	The discount rate utilized is an estimate of what would be used by a market participant.
(c)	The EBITDA multiple is Earnings before Interest, Taxes, Depreciation and Amortization of the underlying affiliate times a multiple that would be used by a market participant.

During the three-month period ended March 31, 2012, we recorded an impairment charge of $0.4 million for an asset group consisting of property and equipment. During the fourth quarter of 2012, we recorded a separate impairment charge of $0.7 million for an asset group consisting of property and equipment, resulting in an aggregate impairment charge of $1.1 million recorded for the year-ended December 31, 2012. No material impairment charges were recorded during the years-ended December 31, 2013 and December 31, 2011 for intangible and long-lived assets. Facilities experiencing declining trends of earnings from operations or triggering events, such as the loss of a physician partner or increased local competition, resulted in the impairment charges recorded in 2012. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using valuation techniques that included third-party appraisals.

Property and equipment measured at fair value on a nonrecurring basis are as follows (in millions of U.S. dollars):

		Fair Value Measurements Using
December 31, 2012	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Year-ended:
Property and equipment	$0.7	—	—	$0.7	$0.7

March 31, 2012
Property and equipment	$0.9	—	—	$0.9	$0.4

The inputs we used in estimating the value of Level 3 Property and equipment include the replacement cost per square foot, depreciation percentage and market price per square foot. Based on available inputs with respect to the two separate events, we used the market approach for determining the fair value of assets for the March 31, 2012 impairment event and the cost approach for determining the fair value of assets for the December 31, 2012 event. Assumptions used by us due to the lack of observable inputs may significantly impact the resulting fair value and, consequently, the Company’s results of operations. The following table includes information regarding significant unobservable inputs used in the estimation of Level 3 fair value measurements.

Level 3 Property and equipment	Level 3 Assets as of December 31, 2012	Significant Unobservable Input	Range of Inputs	Weighted Average
Cost Approach	$0.7	Cost per square foot(a)	$271	$271
		Depreciation(b)	92.5%	92.5%

Level 3 Property and equipment	Level 3 Assets as of March 31, 2012	Significant Unobservable Input	Range of Inputs	Weighted Average
Market Approach	$0.9	Price per square foot(a)	$109	$109

(a)	Price per square foot is multiplied times the total square footage of a facility to determine the approximate market value.

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics of those issues, including short-term maturities, call features and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in level 2 of the fair value hierarchy.

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements (includes short-term component)	$3,126	$3,126	$6,105	$6,105
Long-term debt:
Advances under $132.3 million Class B Revolving Credit Facility	$—	$—	$—	$—
Class A Term Loan due 2014	—	—	118,970	118,673
Class B Term Loan due 2017	214,429	214,563	216,634	215,280
Class C Term Loan due 2018	388,050	389,020	—	—
Incremental Term Loan due 2018	—	—	98,500	98,500
8.875%/9.625% Senior PIK-Election Notes due 2015	—	—	164,785	167,119
10% Senior Subordinated Notes due 2017	—	—	150,000	157,313
Notes payable to banks and others	44,023	44,023	24,338	24,338
Financial commitments	$—	$—	$—	$—

NOTE 11 — EQUITY-BASED COMPENSATION

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs to key teammates, directors, service providers, consultants and affiliates.

Option awards are generally granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions, or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the TPG Funds and/or any of its affiliates achieves a minimum cash return on its original investment. All existing RSU awards vest over time.

At December 31, 2013, 3,007,121 stock-based awards were authorized for grant under the Plans and 2,330,099 stock-based awards were available for future equity grants.

In conjunction with our conversion to a Delaware corporation on October 30, 2013 (see Note 1), every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc. at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted equity share of Surgical Care Affiliates, Inc. All information in this footnote is presented giving effect to the conversion.

On September 16, 2013, our Board of Directors accelerated the vesting of all performance-based options. This modification was a “probable-to-probable” modification under the authoritative guidance. As a result of the acceleration, the Company recognized $0.8 million of additional stock-based compensation expense in the year-ended December 31, 2013. The additional expense represents the incremental fair value as a result of the modification. As a result of the acceleration, no unvested performance-based options existed at December 31, 2013.

Also on September 16, 2013, our Board of Directors resolved to pay a cash bonus of $2.46 per vested option and adjust downward the exercise price of all unvested options by approximately $2.46 per unvested option. As such, the Company recorded additional compensation expense of $4.6 million during the year-ended December 31, 2013. We will record stock-based compensation expense over the remaining vesting periods related to the adjustment to unvested options. This modification was a “probable-to-probable” modification under the authoritative guidance. We will record $1.5 million of additional stock-based compensation expense over remaining vesting periods of the modified options.

Information pertaining to equity-based compensation was as follows (in thousands):

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Equity-based compensation expense	$2,724	$1,719	$1,680
Cash received from option exercises	453	—	—

As of December 31, 2013, the Company had total unrecognized compensation cost of approximately $7,794 related to non-vested awards, which the Company expects to recognize through 2017 and over a weighted-average period of 2.2 years.

Option Awards

A summary of option activity under the Plans as of December 31, 2013, and changes during the year-ended December 31, 2013 are presented below:

	UNITS (IN 000’S )	WEIGHTED- AVERAGE EXERCISE PRICE	REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2012	2,485	$10.52	2.6 –10.0	$56,779
Granted	612	$13.05	9.2 –10.0	$13,338
Exercised	(41)	$12.09		—
Forfeitures	(49)	$11.51	5.5 –9.5	—
Expirations	—	n/a		—

Outstanding, December 31, 2013	3,007	$19.96	0.6 –10.0	$70,117

Exercisable, December 31, 2013	1,974

The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2013, was $6.68. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2012, was $3.79. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2011 was $3.38.

The fair value of each option award is estimated on the date of grant utilizing two methodologies. For the Time-Based Options, the Company estimates the fair value of the grant utilizing the Black-Scholes-Merton model that utilizes the assumptions shown in the table below. Expected volatilities are based on observed historical trends in the industry and other factors. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on the time horizon of the expected term and is based on the U.S. Treasury yield curve in effect at the time of the grant.

	YEAR-ENDED DECEMBER 31, 2013	YEAR-ENDED DECEMBER 31, 2012	YEAR-ENDED DECEMBER 31, 2011
Expected volatility	35% -40%	37% -39%	38%-39%
Risk-free interest rate	1.0% -1.35%	1.0% -1.35%	1.2% -3.1%
Expected term (years)	6.25	6.25	6.5
Dividend yield	0.00%	0.00%	0.00%

The fair value of the Performance-Based Options is based on the application of a Monte Carlo simulation model. Expected volatilities are based on observed historical trends in the industry and other factors. The expected term of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on the time horizon of the expected term and is based on the U.S. Treasury yield curve in effect at the time of the grant. On September 16, 2013, our Board of Directors accelerated the vesting of all performance-based options. This modification was a “probable-to-probable” modification under the authoritative guidance. As a result of the acceleration, the Company recognized $0.8 million of additional stock-based compensation expense. The additional expense represents the incremental fair value as a result of the modification.

For the expected volatility assumption, an emphasis was placed on identifying comparable public companies that operate ambulatory surgery centers. The Company utilized comparable public company volatility rates to estimate the expected volatility. The Company used the exponentially weighted moving average volatility of the public companies identified, adjusted for changes in the capital structure (as described by ASC 718), for the derived expected term for the Time-Based Options.

RSU Awards

A summary of activity associated with RSU awards during 2013 is presented below:

	UNITS (IN 000’S )	GRANT DATE FAIR VALUE PER UNIT
Nonvested RSUs at December 31, 2012	20	$11.64
Granted	77	$24.58
Vested	(17)	$11.64
Forfeited	0	n/a

Nonvested RSUs at December 31, 2013	80	$24.58

	UNITS (IN 000’S )	GRANT DATE FAIR VALUE PER UNIT
Total RSUs at December 31, 2012	74	$10.63
Granted	77	$24.58
Vested	—	$ n/a
Forfeited	—	n/a

Total RSUs at December 31, 2013	151	$17.71

NOTE 12 — EMPLOYEE BENEFIT PLANS

SCA has certain employee benefit plans, including the following:

•	Company sponsored healthcare plans, including coverage for medical and dental benefits;

•	The Retirement Investment Plan, which is a qualified 401(k) savings plan; and

•	The Senior Management Bonus Program.

Substantially all teammates are eligible to enroll in the SCA’s sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators, for which we are self-insured. The cost associated with these plans, net of amounts paid by teammates, was approximately $21.0 million, $16.9 million and $14.0 million for the years-ended December 31, 2013, 2012 and 2011, respectively.

The Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible teammates to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan, subject to the maximum annual limits set by the IRS. SCA’s employer matching contribution is 50% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Substantially all teammates who are at least 21 years of age are eligible to participate in the plan. Employer contributions vest over a six-year service period. Participants are immediately fully vested in their own contributions. Employer contributions made to the Retirement Investment Plan approximated $2.9 million, $2.8 million and $2.4 million during the years-ended December 31, 2013, 2012 and 2011, respectively.

SCA has a Senior Management Bonus Program designed to reward senior management for performance, based on a combination of corporate, regional and individual goals. The corporate goals are based upon the Company meeting a pre-determined financial goal. Similarly, regional goals, if any, are based upon a pre-determined set of financial goals for the applicable region. Individual goals are initially proposed by each participant in consultation with his or her immediate supervisor and, with respect to our executive officers, are then approved by our Compensation Committee. We recorded expense of approximately $8.5 million, $4.8 million and $5.4 million under the Senior Management Bonus Program for the years-ended December 31, 2013, 2012 and 2011, respectively.

NOTE 13 — INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes. The Income from continuing operations before income tax expense is as follows:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Income from continuing operations before income tax expense	$72,745	$83,301	$106,757

The significant components of the provision for income taxes related to continuing operations are as follows:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Current:
Federal	$200	$—	$—
State and local	661	497	393

Total current expense	861	497	393

Deferred:
Federal	9,442	6,745	16,121
State and local	2,342	1,622	3,755

Total deferred expense	11,784	8,367	19,876

Total income tax expense related to continuing operations	$12,645	$8,864	$20,269

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on income from continuing operations, which include federal, state and other income taxes, is as follows:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Federal income tax assumed by noncontrolling interests	(50.1)	(38.8)	(30.5)
Increase in valuation allowance	30.3	14.6	13.5
State income taxes, net of federal tax benefit	(2.0)	(0.5)	0.8
Non-deductible stock issuance costs	3.9	—	—
Other, net	0.3	0.3	0.2

Income tax expense	17.4%	10.6%	19.0%

The income tax expense at the statutory rate is the expected income tax expense resulting from the income from continuing operations. Income tax expense, subsequent to the removal of tax expense related to noncontrolling interest income, is greater than the statutory rate for the year-ended December 31, 2013, 2012 and 2011, due to a valuation allowance and goodwill amortization related to indefinite-lived intangible assets. After consideration of all evidence, both positive and negative, management concluded that it is more-likely-than-not that the Company will not realize its net deferred tax assets. Therefore, a full valuation allowance has been established on our net deferred tax assets. The deferred tax liability resulting from goodwill amortization is considered an indefinite-lived intangible and cannot be looked upon as a source of future taxable income to support the realization of deferred tax assets for purposes of establishing a valuation allowance.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	AS OF DECEMBER 31
	2013	2012
Current
Deferred income tax assets:
Allowance for doubtful accounts	$2,760	$1,108
Accrued liabilities	11,148	10,146
Valuation allowance	(12,824)	(10,656)
Deferred income tax liabilities:
Prepaid expenses	(1,561)	(1,178)

Net current deferred income tax liability	(477)	(580)

Non-current
Deferred income tax assets:
Net operating loss	112,795	102,353
Capital loss	30,604	31,610
Investment in nonconsolidated affiliates	16,554	11,445
Other comprehensive income	—	3,350
Interest rate swaps	1,254	—
Other	6,843	257
Valuation allowance	(153,321)	(141,163)
Deferred income tax liabilities:
Goodwill and other indefinite-lived intangibles	(116,698)	(101,288)
Property, net	(7,391)	(6,924)
Intangible assets	(6,861)	(348)

Net non-current deferred income tax liability	(116,221)	(100,708)

Total deferred income tax liability	$(116,698)	$(101,288)

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. We assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and continues to believe it is more-likely-than-not we will not realize a portion of our deferred tax assets. We have established a full valuation allowance against net deferred tax assets other than the deferred tax liability resulting from the goodwill amortization which is considered an indefinite-lived intangible. Based on these conclusions, a valuation allowance of $166.1 million, $151.8 million and $142.4 million is necessary as of December 31, 2013, 2012 and 2011, respectively. For the years-ended December 31, 2013, 2012 and 2011, the increases in the valuation allowance were $14.3 million, $9.4 million and $14.1 million, respectively. Adjustments to the valuation allowance may be made in future periods if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable.

At December 31, 2013, we had federal net operating loss carryforwards (“NOLs”) of approximately $263.7 million. Such losses expire in various amounts at varying times beginning in 2027. These NOL carryforwards are subject to a valuation allowance. At December 31, 2012, we had federal NOL carryforwards of $243.4 million. At this time, we do not believe the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any NOLs before they expire. However, we cannot assure you that will be the case.

The Company has no tax liability for uncertain tax positions as of December 31, 2013 or December 31, 2012.

NOTE 14 — DISCONTINUED OPERATIONS

The Company has closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Net operating revenues	$4,076	$16,654	$24,391
Costs and expenses	(5,363)	(17,911)	(26,524)
(Loss) gain on sale of investments	(2,493)	(1,773)	1,573
Impairments	—	(13)	(49)

Loss from discontinued operations	(3,780)	(3,043)	(609)
Income tax benefit (expense)	(3,612)	953	(2,375)

Net loss from discontinued operations	$(7,392)	$(2,090)	$(2,984)

The assets and liabilities related to discontinued operations consist of the following:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Assets
Current assets
Accounts receivable, net	$198	$1,308
Other current assets	99	270

Total current assets	297	1,578

Property and equipment, net	2,136	2,322
Other long term assets	225	234

Total assets	$2,658	$4,134

Liabilities
Current liabilities
Accounts payable and other current liabilities	$167	$596

Total current liabilities	167	596

Other long-term liabilities	380	397

Total liabilities	$547	$993

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG Global LLC and its affiliates (“TPG”), our majority owner, of $1.5 million during the year-ended December 31, 2013 and $2.0 million during each of the years-ended December 31, 2012 and 2011, respectively. In connection with the completion of our initial public offering (see Note 1), the Company no longer pays management fees to TPG and the related management services agreement has been terminated.

In conjunction with the completion of our initial public offering, TPG is entitled to a fee payable under our management services agreement in an amount equal to $8.0 million. This fee was paid during the fourth quarter of 2013 and recorded in Other operating expenses in the accompanying consolidated statement of operations.

Also in connection with the IPO, we entered into a registration rights agreement with the TPG Funds and certain members of our management and of our Board of Directors (the “Registration Rights Agreement”), which provides the TPG Funds with certain demand registration rights, including shelf registration rights, in respect of any shares of our common stock held by them, subject to certain conditions and limitations. The TPG Funds are entitled to an unlimited number of demand registrations, upon written notice.

In connection with the amendment of our Amended Credit Agreement on May 8, 2013, TPG Capital BD, LLC, an affiliate of TPG, served as an arranger for purposes of the amendment and was paid an arrangement fee in the amount of $0.5 million during the year-ended December 31, 2013. In addition, TPG Capital BD, LLC participated as an underwriter underwriting the shares of our common stock in connection with our initial public offering of common stock and was paid an underwriting discount of approximately $0.7 million by us and the selling stockholders.

Certain directors of the Company have received options to purchase shares of the Company under the Directors Plan as part of their compensation for service on the Company’s Board and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the years-ended December 31, 2013, 2012 and 2011.

The law firm of Bradley Arant Boult Cummings LLP provided certain legal services to us. We paid approximately $1.8 million, $1.0 million and $0.9 million to this law firm in 2013, 2012 and 2011, respectively, for such legal services. The spouse of one of our executive officers, Richard Sharff, is a partner of this law firm.

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES

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

Litigation

On May 5, 2006, Dr. Hansel DeBartolo filed a lawsuit captioned DeBartolo, et al. v. HealthSouth Corporation et al, in the United States District Court for the Northern District of Illinois, Eastern Division, against Joliet Surgery Center Limited Partnership (the “Partnership”), the general partner of that Partnership, Surgicare of Joliet, Inc., and its then-parent, HealthSouth Corporation, for a declaratory judgment and an injunction relating to the forced repurchase of his partnership interest (the “Federal Court Action”). We agreed to take responsibility from HealthSouth Corporation (our parent until SCA was purchased by ASC Acquisition LLC) regarding this matter. Dr. DeBartolo claimed that the partnership agreement’s requirement that an investor in a surgical center perform one-third of his surgical procedures at the center violates the federal Anti-Kickback Statute and its underlying federal policy, and he sought an order prohibiting the repurchase of his partnership interest. After the trial court dismissed the case by holding that no private cause of action exists under the Anti-Kickback Statute, Dr. DeBartolo appealed to the Seventh Circuit Court of Appeals, which directed the trial court to dismiss the case because the Federal courts did not have jurisdiction over the subject matter involved. On February 8, 2010, Dr. DeBartolo filed a lawsuit in the Twelfth Judicial Circuit Court, Will County, Illinois making the same claim and seeking the same relief as he sought in the Federal Court Action. On February 5, 2014, the Circuit Court entered an Order granting summary judgment in favor of the Defendants. On March 4, 2014, Plaintiff filed a Notice of Appeal in the Appellate Court of Illinois Third District seeking reversal of the Circuit Court’s Order.

Risk Insurance

Risk insurance for SCA and most of our facilities is provided through SCA’s risk insurance program. We insure our professional liability, general liability and workers’ compensation risks through commercial insurance plans placed with unrelated carriers.

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

Reserves for incurred but not reported professional and general liability risks were approximately $6.3 million and $5.5 million at December 31, 2013 and December 31, 2012, and are included in Other long-term liabilities in the consolidated balance sheets. Expenses related to professional and general liability risks were $4.6 million, $3.4 million and $3.8 million for the years-ended December 31, 2013, 2012 and 2011, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation were $2.1 million, $2.2 million and $1.7 million for the years-ended December 31, 2013, 2012 and 2011, respectively, and are classified in Salaries and benefits in our consolidated statements of operations.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2023. Operating leases generally have 3 to 22 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 17 — SUBSEQUENT EVENTS

Effective January 1, 2014, a partner in our Fort Walton, FL ASC, which was a consolidated affiliate as of December 31, 2013, purchased SCA’s controlling equity interest in the facility for $2.4 million pursuant to the partner exercising a contractual right to repurchase our equity interest in the facility as described in “Operations—Facility Level Ownership.” SCA, through an indirect wholly owned subsidiary, retains a noncontrolling interest in the facility.

Effective January 1, 2014, the owners and operators of a non-SCA affiliated ASC located in Riverside, CA (the “contributed facility”) contributed substantially all of the contributed facility’s assets to a current SCA facility located in Riverside, CA (“Riverside facility”), which is a consolidated affiliate, in exchange for a limited partnership interest in the Riverside facility. Operations of the two facilities were consolidated into the Riverside facility location, and the contributed facility location ceased operations.

Effective January 1, 2014, an indirect wholly owned subsidiary of SCA purchased for $2.5 million a noncontrolling interest in a joint venture entity that owns and operates an ASC in Fishers, IN.

Effective February 1, 2014, the owners and operators of a non-SCA affiliated ASC located in Sartell, MN (“Sartell facility”) contributed 100% of their ownership interests in the Sartell facility to a current SCA facility located in St. Cloud, MN (“St. Cloud facility”), which is a consolidated affiliate, in exchange for a limited partnership interest in the St. Cloud facility as well as cash in the amount of $1.7 million. In addition, we acquired newly issued units of the St. Cloud facility for $1.7 million in cash. The Sartell and St. Cloud facilities continue to operate in separate locations. The operations of the Sartell location will be consolidated into the St. Cloud location at a later date, and the Sartell location will cease operations.

Effective February 28, 2014, an indirect wholly owned subsidiary of SCA exercised its right to repurchase our partner’s entire noncontrolling interest in our Houston, TX surgical hospital for $0.3 million.

NOTE 18 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Surgical Care Affiliates has no material assets or standalone operations other than its ownership in SCA and its subsidiaries.

There are significant restrictions on the Surgical Care Affiliates’ ability to obtain funds from any of its subsidiaries through dividends, loans or advances. Accordingly, these condensed financial statements have been presented on a “Parent-only” basis. Under a Parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These Parent-only financial statements should be read in conjunction with the Company’s Consolidated Financial Statements.

The following tables present the financial position of Surgical Care Affiliates as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years-ended December 31, 2013, 2012 and 2011.

Surgical Care Affiliates, Inc.

Condensed Balance Sheets

(In thousands of U.S. dollars)

	DECEMBER 31, 2013	DECEMBER 31, 2012
Assets
Cash and cash equivalents	$16,193	$200
Investment in SCA	205,686	147,517

Total assets	$221,879	$147,717

Liabilities
Due to SCA	$16,193	$200

Total liabilities	16,193	200

Equity
Common stock	382	—
Additional paid in capital	413,419	—
Contributed capital	—	304,826
Accumulated deficit	(208,115)	(157,309)

Total equity	205,686	147,517

Total liabilities and equity	$221,879	$147,717

Surgical Care Affiliates, Inc.

Condensed Statements of Comprehensive Income

(In thousands, except per share data)

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Equity in net loss of SCA	$(48,620)	$(18,291)	$(7,997)
Stock compensation expense	2,724	1,719	1,680

Loss before income taxes	(51,344)	(20,010)	(9,677)
Provision for income taxes	—	—	—

Net loss	(51,344)	(20,010)	(9,677)

Equity in comprehensive income of SCA	8,327	986	3,997

Comprehensive loss	$(43,017)	$(19,024)	$(5,680)

Basic and diluted loss per share	$(1.62)	$(0.66)	$(0.33)
Basic and diluted average shares outstanding	31,688	30,340	29,347

Surgical Care Affiliates, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

	YEAR-ENDED DECEMBER 31 2013	YEAR-ENDED DECEMBER 31 2012	YEAR-ENDED DECEMBER 31 2011
Net loss	$(51,344)	$(20,010)	$(9,677)
Adjustment to reconcile net loss to net cash from operating activities
Equity in net loss of SCA	48,620	18,291	7,997
Stock compensation expense	2,724	1,719	1,680

Net cash from operating activities	—	—	—
Investing activities:
Investment in SCA	(160,793)	—	(28,134)
Distributions from SCA	74,900	—	—

Net cash used in investing activities	(85,893)	—	(28,134)

Financing activities:
Member contributions	—	—	25,205
Proceeds from issuance of shares pursuant to IPO	176,786	—	—
Distributions to unitholders	(74,900)	—	—

Net cash provided by financing activities	101,886	—	25,205

Net change in cash and cash equivalents	15,993	—	(2,929)

Cash and cash equivalents at beginning of period	200	200	3,129

Cash and cash equivalents at end of period	$16,193	$200	$200

Supplemental schedule of noncash investing and financing activities
IPO fees paid by SCA	$4,909	—	—

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2013 and 2012. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net operating revenues	$191,991	$197,417	$195,080	$217,547	$179,750	$187,331	$180,213	$197,566
Income from continuing operations before income taxes	31,031	19,516	14,840	7,358	22,965	23,248	22,018	15,070
Income from continuing operations	27,661	18,439	9,130	4,870	19,909	21,115	18,050	15,363
(Loss) gain from discontinued operations, net of income tax	(1,426)	(2,434)	(397)	(3,135)	(624)	(3,935)	1,076	1,393
Net income	26,235	16,005	8,733	1,735	19,285	17,180	19,126	16,756
Less: Net income attributable to noncontrolling interests	(27,671)	(25,768)	(21,441)	(29,172)	(22,750)	(23,972)	(22,118)	(23,517)

Net loss attributable to Surgical Care Affiliates	$(1,436)	$(9,763)	$(12,708)	$(27,437)	$(3,465)	$(6,792)	$(2,992)	$(6,761)

Basic and diluted net earnings (loss) from continuing operations per common share	$0.00	$(.24)	$(.41)	$(.68)	$(.08)	$(.09)	$(.14)	$(.27)
Basic and diluted net loss per common share	$(.05)	$(.32)	$(.42)	$(.77)	$(.12)	$(.22)	$(.10)	$(.22)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Certificate of Incorporation provides that our Board of Directors will consist of at least five directors but no more than 11 directors, with the exact number of directors to be fixed from time to time by resolution of our Board of Directors. We currently have seven directors. The Board of Directors is divided into three classes, as follows:

•	Class I, which currently consists of Todd B. Sisitsky, Sharad Mansukani, M.D. and Jeffrey K. Rhodes, whose terms expire at our 2014 annual meeting of stockholders;

•	Class II, which currently consists of Thomas C. Geiser and Curtis S. Lane, whose terms expire at our annual meeting of stockholders to be held in 2015; and

•	Class III, which currently consists of Andrew P. Hayek and Frederick A. Hessler, whose terms expire at our annual meeting of stockholders to be held in 2016.

Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Any additional directorships resulting from an increase in the number of directors or a vacancy may be filled by the directors then in office.

In connection with the closing of our initial public offering on November 4, 2013 (the “IPO”), we entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with TPG FOF V-A, L.P., TPG FOF V-B, L.P., and TPG Partners V, L.P. (collectively, the “TPG Funds”) that provides that, so long as the Stockholders’ Agreement remains in effect, the TPG Funds will have certain nomination rights to designate for nomination candidates for our Board of Directors. We are required to use our reasonable best efforts to cause our Board of Directors and the Nominating and Corporate Governance Committee to include such persons designated by the TPG Funds in the slate of nominees recommended by the Board of Directors for election by the stockholders.

As set forth in the Stockholders’ Agreement, for so long as the TPG Funds collectively own at least 50% of the shares of our common stock held by them at the closing of the IPO, they are entitled to designate for nomination a majority of the seats on our Board of Directors. When the TPG Funds collectively own less than 50% of the shares of our common stock held by them as of the closing of the IPO, but collectively own at least 30% of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination three directors. When the TPG Funds collectively own less than 30% of the shares of our common stock held by them as of the closing of the IPO, but collectively own at least 10% of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination two directors. Thereafter, the TPG Funds will be entitled to designate for nomination one director so long as they own at least 3% of the shares of our common stock held by them as of the closing of the IPO.

However, if on or before November 4, 2014 (the first anniversary of the IPO), our Board of Directors is increased to nine members, and at such time the TPG Funds collectively own at least 50% of the shares of our common stock held by them as of the closing of the IPO, the number of seats on our Board of Directors that the TPG Funds will be entitled to designate for nomination, as described above, will be increased by one seat, so long as the TPG Funds collectively own at least 20% of the shares of our common stock held by them as of the closing of the IPO. When the TPG Funds collectively own less than 20% of the shares of our common stock held by them as of the closing of the IPO, but collectively own at least 10% of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination two directors. Thereafter, the TPG Funds will be entitled to designate for nomination one director so long as they own at least 3% of the shares of our common stock held by them as of the closing of the IPO.

In the event that the size of our Board of Directors is otherwise increased or decreased in size at any time, the nomination rights afforded to the TPG Funds will be proportionately adjusted as well, rounded up to the nearest whole person.

As our Board of Directors currently consists of seven members and the TPG Funds continue to collectively own at least 50% of the shares of our common stock held by them at the closing of the IPO, the TPG Funds have the right to designate for nomination four directors to our Board of Directors. In accordance with the Stockholders’ Agreement, the TPG Funds designated Thomas C. Geiser, Sharad Mansukani, M.D., Todd B. Sisitsky and Jeffrey K. Rhodes as nominees of the TPG Funds to serve on our Board of Directors.

Our Certificate of Incorporation does not provide for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of common stock can elect all of the directors standing for election, and the holders of the remaining shares are not able to elect any directors, subject to our obligations under our Stockholders’ Agreement.

Information about the Directors

Set forth below are the biographies of each of our directors, including their names, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors, and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to the conclusion that each person listed below should serve as a director is set forth below.

Name	Age	Position(s) with the Company
Andrew P. Hayek	40	Director, President and Chief Executive Officer
Todd B. Sisitsky	42	Director and Chairman of the Board of Directors
Thomas C. Geiser	63	Director
Curtis S. Lane	56	Director
Sharad Mansukani, M.D.	44	Director
Jeffrey K. Rhodes	39	Director
Frederick A. Hessler	65	Director

Andrew P. Hayek was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA, our direct operating subsidiary, in 2008. He has also served as our President and Chief Executive Officer since 2008. Prior to joining the Company, Mr. Hayek served as the President of VillageHealth, a division of renal dialysis provider DaVita Inc. (“DaVita”), from 2007 to 2008 and as President and Chief Operating Officer of Alliance Healthcare Services Inc., a diagnostic imaging and radiation therapy provider, from 2003 to 2006. Mr. Hayek also previously worked at KKR Capstone, an affiliate of private equity firm Kohlberg Kravis Roberts & Co. and at The Boston Consulting Group, a strategy consulting firm. He currently serves on the board of advisors of Sg2, a healthcare analytics and consulting firm. Mr. Hayek earned his bachelor’s degree summa cum laude from Yale University. We believe that Mr. Hayek’s knowledge of the healthcare industry and his leadership experience make him a valuable asset to our management and the Board of Directors.

Todd B. Sisitsky was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Mr. Sisitsky is a Partner of TPG where he leads TPG’s investment activities in the healthcare sector globally. Mr. Sisitsky serves on the board of directors of Aptalis Pharma, Inc., formerly Axcan Pharma, IASIS Healthcare Corp., HealthScope Ltd., Immucor Inc., IMS Health Holdings, Inc. and Par Pharmaceuticals Companies, Inc. and previously served on the boards of Biomet Inc. and Fenwal Inc. He also serves on the board of the Campaign for Tobacco Free Kids, a global not-for-profit organization, and the Dartmouth Medical School Board of Overseers. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. Mr. Sisitsky earned an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude. We believe that Mr. Sisitsky’s financial expertise and experience leading investments in numerous healthcare companies make him a valuable asset to the Board of Directors.

Thomas C. Geiser was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Mr. Geiser has served as a Senior Advisor of TPG Global, LLC since 2006 and served as the

Executive Vice President and General Counsel of WellPoint Health Networks Inc. (“WellPoint”) from its inception in 1993 to 2005. Mr. Geiser was responsible for WellPoint’s legal, legislative and regulatory affairs in fifty states and served as its principal contact with state and federal regulators. Prior to joining WellPoint, Mr. Geiser worked as an attorney in private law practice, coming to WellPoint from Brobeck, Phleger & Harrison LLP in San Francisco. He currently serves on the board of directors for Novasom, Inc., IASIS Healthcare Corp., the Library Foundation of Los Angeles and Saint John’s Health Center. Mr. Geiser earned his J.D. from the University of California, Hastings College of Law and earned his undergraduate degree in English from the University of Redlands. Mr. Geiser has extensive expertise and experience providing leadership in legal, legislative, regulatory and compliance affairs to both public and private companies in the healthcare industry, which we believe makes him a valuable asset to the Board of Directors.

Curtis S. Lane was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Mr. Lane is a Senior Managing Director of MTS Health Partners, L.P., a merchant banking firm focused on healthcare advisory and investment opportunities. Prior to forming MTS Health Partners, L.P. in 2000, Mr. Lane founded and managed the healthcare investment banking group at Bear, Stearns & Co. Inc. from its inception in 1986 until 1998. Mr. Lane serves on the board of directors for Alliance Healthcare Services, Loving Care Agency and ProVen Pharmaceuticals, LLC and serves as a board of directors observer for DDC — DNA Diagnostic Center and Senior Home Care, Inc. Mr. Lane serves on the board of America’s Camp, which was formed to provide services to children that lost parents on September 11th, and is an emeritus board member of the University of Pennsylvania Health System. Mr. Lane earned his M.B.A. from the Wharton School of the University of Pennsylvania and also earned his bachelor’s degree from the Wharton School of the University of Pennsylvania. We believe that Mr. Lane’s financial and healthcare advisory experience and experience serving on numerous boards of directors make him a valuable asset to the Board of Directors.

Sharad Mansukani, M.D. was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Dr. Mansukani has served as a Senior Advisor of TPG Global, LLC since 2005. He serves on the board of directors of IASIS Healthcare Corp., Immucor Inc., IMS Health Holdings, Inc. and Par Pharmaceuticals Companies, Inc. Dr. Mansukani serves as Strategic Advisor to the board of directors of CIGNA and previously served as Vice Chairman of HealthSpring Inc. Dr. Mansukani also serves on the board of directors of the Children’s Hospital of Philadelphia and on the editorial boards of the American Journal of Medical Quality, Managed Care, Biotechnology Healthcare and American Health & Drug Benefits. Dr. Mansukani was appointed to Medicare’s Payment Advisory and Oversight Committee, and he was previously Senior Advisor to CMS and a member of the Medicare Reform Executive Committee. Dr. Mansukani previously served on the faculty at the University of Pennsylvania and at Temple University School of Medicine. Dr. Mansukani completed his residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of the University of Pennsylvania. Dr. Mansukani has substantial experience in the healthcare industry and has a deep understanding of the medical community and the dynamic regulatory and reimbursement environment, which we believe makes him a valuable asset to the Board of Directors.

Jeffrey K. Rhodes was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2010. Mr. Rhodes is a Principal of TPG, where he is a leader of the firm’s investment activities in the healthcare services and pharmaceutical/medical device sectors. Mr. Rhodes serves on the board of directors of Biomet Inc., EnvisionRx, IMS Health Holdings, Inc., Immucor Inc., and Par Pharmaceuticals Companies, Inc. Prior to joining TPG in 2005, Mr. Rhodes worked at McKinsey & Company and Article 27 LTD, a software company. Mr. Rhodes earned his M.B.A. from the Harvard Business School, where he was a Baker Scholar, and earned his undergraduate degree in Economics from Williams College, where he graduated summa cum laude. We believe that Mr. Rhodes’ financial expertise and experience overseeing investments in numerous healthcare companies make him a valuable asset to the Board of Directors.

Frederick A. Hessler was appointed to our Board of Directors and the board of directors of SCA on October 30, 2013. Mr. Hessler is a retired Managing Director of Citigroup Global Markets Inc., where he headed the Not-for-Profit Health Care Investment Banking Group from 1990 to 2013. Prior to joining Citigroup Global Markets Inc. in 1985, Mr. Hessler was a Partner and Regional Director for healthcare at Ernst & Young LLP, where he was responsible for conducting audits and performing feasibility, corporate reorganization and strategic planning studies for healthcare clients. Mr. Hessler serves on the Operations Committee and chairs the Investment Committee for the American Hospital Association and is a board member of The Center for Health Design, LHP Hospital Group, Inc., the National Center for Healthcare Leadership and the Public Health Institute and is a member of the senior advisory board of MedAssets, Inc. Mr. Hessler also previously served as chair of the Board of Trustees of the Health Research and Education Trust and the Health Insights Foundation and was a member of The Center for Healthcare Governance’s Blue Ribbon Panel on Trustee Core Competencies and the Healthcare Executives Study Society. Mr. Hessler earned his bachelor’s degree in accounting from Wayne State University and is a Certified Public Accountant (inactive status). We believe that Mr. Hessler’s financial and accounting expertise and his substantial investment banking and advisory experience in the healthcare industry make him a valuable asset to the Board of Directors.

There are no family relationships between or among any of our directors or nominees. The principal occupation and employment during the past five years of each of our directors and nominees was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. Except as described above in connection with the Stockholders’ Agreement, there is no arrangement or understanding between any of our directors or nominees and any other person or persons pursuant to which he or she was or is to be selected as a director or nominee.

There are no legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

The stock ownership with respect to each director is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors. As described below under Item 11 below, we have employment agreements with each of our executive officers.

Name	Age	Position
Peter J. Clemens	49	Executive Vice President and Chief Financial Officer
Michael A. Rucker	44	Executive Vice President and Chief Operating Officer
Joseph T. Clark	57	Executive Vice President and Chief Development Officer
Richard L. Sharff, Jr.	45	Executive Vice President, General Counsel and Corporate Secretary

Peter J. Clemens is our Executive Vice President and Chief Financial Officer and has served in such capacity since 2011. Prior to joining SCA, Mr. Clemens held various positions at Caremark Rx, Inc. and CVS Caremark Corporation from 1995 until 2010, including most recently as Executive Vice President and Chief Financial Officer of Caremark, the pharmacy services division of CVS Caremark Corporation. Mr. Clemens has also held various positions in corporate banking with Wachovia Bank and Regions Bank. Mr. Clemens earned his M.B.A. from The Owen School at Vanderbilt University and earned his bachelor’s degree from Samford University.

Michael A. Rucker is our Executive Vice President and Chief Operating Officer and has served in such capacity since 2009. Prior to joining SCA, Mr. Rucker served in a number of capacities at DaVita and its predecessor companies from 1995 to 2008, including most recently as Divisional Vice President of Operations. Mr. Rucker also served as an associate in the healthcare group of Houlihan, Lokey, Howard & Zukin Inc. and worked in public accounting as a CPA. Mr. Rucker earned his M.B.A. from the Wharton School of the University of Pennsylvania and his bachelor’s degree from Miami University.

Joseph T. Clark is our Executive Vice President and Chief Development Officer and has served in such capacity since 2007. Prior to joining SCA, Mr. Clark served as President of the Surgery Division of HealthSouth from 2005 to 2007. Mr. Clark also served as the President and Chief Executive Officer of HealthMark Partners, Inc., an owner, operator and developer of ASCs and specialty hospitals and in various senior management roles, including Chief Executive Officer of Response Oncology, Inc., a provider of cancer treatment services. He earned a bachelor’s degree from Dartmouth College.

Richard L. Sharff, Jr. is our Executive Vice President, General Counsel and Corporate Secretary and has served in such capacity since 2007. Prior to joining SCA, Mr. Sharff practiced law from 1994 to 2007 at Bradley Arant Rose and White LLP (now Bradley Arant Boult Cummings LLP (“Bradley Arant”)), where he represented a variety of clients in the healthcare industry. Mr. Sharff earned his J.D. from the University of Virginia and earned his bachelor’s degree from the University of Virginia. He is a member of the bars in Alabama and California (inactive status).

There are no family relationships between or among any of our executive officers. The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he was or is to be selected as an executive officer.

There are no legal proceedings to which any of our executive officers is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

The stock ownership with respect to each of our executive officers is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership of Company common stock held by them with the SEC. Copies of these reports must also be provided to the Company. Based on our review of these reports, we believe that, during the year ended December 31, 2013, all reports required to be filed during such year were filed on a timely basis.

Committees of the Board of Directors

Standing Committees

The Board of Directors has established five standing committees to assist it in carrying out its responsibilities: the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Compliance Committee and the Acquisition Committee. Each of the committees operates under its own written charter adopted by the Board of Directors, each of which is available on the Company’s Investor Relations Web site at http://investor.scasurgery.com under “Corporate Governance.” In addition, special committees may be established under the direction of our Board of Directors when necessary to address specific issues. The membership and functions of each of the standing committees are described below.

Audit Committee

The Audit Committee is responsible for, among other things:

•	appointing the independent auditor, reviewing the quality of its work annually, monitoring its independence and replacing it as necessary; pre-approving all the audit and non-audit services; reviewing with the auditor the scope and plan of the annual audit; reviewing with the auditor any review of the quarterly financial statements that the committee may direct the auditor to perform;

•	reviewing with the senior internal audit services executive the results of the audit work at least annually and more frequently as provided in the policy for reporting financial accounting and auditing concerns, as approved by the committee; at least annually reviewing the experience and qualifications of the senior members of the internal audit services team;

•	discussing with management and the auditor the annual audited financial statements, the financial information to be included in our annual and quarterly reports to be filed with the SEC and the adequacy of the internal controls over financial reporting;

•	discussing with management and the auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles, any significant issues (material weaknesses or significant deficiencies as such terms are defined in the Sarbanes-Oxley Act) as to the adequacy of our accounting controls;

•	reviewing the adequacy of disclosure controls and procedures with the Chief Executive Officer, the Chief Financial Officer and the General Counsel at least quarterly;

•	overseeing company policies and practices with respect to financial risk assessment and risk management;

•	reviewing related party transactions;

•	approving guidelines for the hiring of former employees of the independent auditor;

•	establishing and publishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters, referred to as “whistleblowing” procedures;

•	reviewing with management, including the General Counsel, the implementation and effectiveness of the compliance and ethics program, including the “whistleblowing” procedures;

•	meeting separately and periodically with management and the auditor; and

•	regularly reporting its work to the Board of Directors.

The current members of the Audit Committee are Frederick A. Hessler (Chairman), Curtis S. Lane and Jeffrey K. Rhodes. Our Board of Directors has determined that (i) Messrs. Hessler, Lane and Rhodes are each “independent directors” under the NASDAQ listing rules, (ii) Messrs. Hessler and Lane each satisfy the heightened independence requirements of Rule 10A-3 under the Exchange Act, (iii) each member of the Audit Committee is financially literate and (iv) Mr. Hessler qualifies as an “audit committee financial expert” under the criteria set forth in the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things:

•	establishing the criteria for selecting new directors;

•	recommending to the Board of Directors corporate governance guidelines and reviewing such guidelines at least annually;

•	reviewing the performance of our Board of Directors;

•	making recommendations to the Board of Directors regarding the selection of candidates, qualification and competency requirements for service on the Board of Directors and the suitability of proposed nominees as directors;

•	reviewing and making recommendations to the Board of Directors regarding the charters, structure and operations of the committees of the Board of Directors, including membership of these committees; and

•	reviewing succession planning for the Chief Executive Officer and other senior executives, and making recommendations on such matters to the Board of Directors; and

•	regularly reporting its activities to the Board of Directors.

The members of the Nominating and Corporate Governance Committee are Jeffrey K. Rhodes (Chairman), Thomas C. Geiser and Todd B. Sisitsky. Because we are a “controlled company” under the NASDAQ listing rules, our Nominating and Corporate Governance Committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a “controlled company” under the current rules, we will adjust the composition of the Nominating and Corporate Governance Committee accordingly in order to comply with such rules.

Compensation Committee

The Compensation Committee is responsible for, among other things:

•	reviewing and approving corporate goals and objectives relevant to compensation of our executive officers, including the balance between short-term compensation and long-term incentives;

•	conducting the evaluation process for our executive officers in light of these goals and objectives;

•	determining and approving or recommending to the Board of Directors for approval the total compensation package of the executive officers;

•	making recommendations to the Board of Directors with respect to the establishment and terms of incentive-compensation and equity-based plans for our executive officers; granting awards under and otherwise administering these plans and approving and administering any other compensation plan in which our executive officers participate;

•	periodically establishing and reviewing policies with respect to management perquisites;

•	advising the Board of Directors with respect to proposed changes in the compensation of the Board of Directors or the Compensation Committee;

•	reviewing annually any stock ownership guidelines applicable to our directors and senior management and recommending to the Board of Directors revisions to such guidelines as appropriate;

•	retaining compensation consultants and approving the compensation consultants’ fees and other terms and conditions of retention, after considering all relevant factors, including any business or personal relationship of the consultant or consultant’s employer with any of our executive officers;

•	reviewing and discussing with management, prior to the filing of the proxy statement, the disclosure prepared regarding executive compensation; and

•	regularly reporting its work to the Board of Directors.

Pursuant to the Compensation Committee’s charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the committee. The current members of the Compensation Committee are Todd B. Sisitsky (Chairman), Thomas C. Geiser and Sharad Mansukani, M.D. Because we are a “controlled company” under the NASDAQ listing rules, our Compensation Committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules, we will adjust the composition of the Compensation Committee accordingly in order to comply with such rules.

Compliance Committee

The Compliance Committee is responsible for, among other things:

•	overseeing, monitoring and evaluating our compliance with our federal, state and local regulatory obligations, with the exception of obligations relating to compliance with tax and securities-related laws, rules and regulations (which are the responsibility of the Audit Committee);

•	ensuring the establishment, maintenance and oversight of an effective regulatory compliance program to prevent and detect violations of law; reviewing and approving the annual regulatory compliance program and the implementation and effectiveness of such program;

•	establishing the qualifications, authority and responsibilities of the compliance officer and assisting with and overseeing the activities of the compliance officer; performing an annual evaluation of the compliance officer in carrying out an effective compliance program;

•	monitoring our compliance with any corporate integrity agreement or similar undertaking, with the OIG, HHS or any other government agency;

•	receiving and reviewing periodic reports from the compliance officer, including an annual report summarizing compliance-related activities undertaken by us during the year and the results of all regulatory compliance audits conducted during the year;

•	establishing and publishing appropriate mechanisms for receipt, retention and treatment of complaints regarding potential violations of our compliance policies and applicable laws and regulations, and reviewing such complaints;

•	discussing with management our major compliance risks and steps management has taken to monitor and control such risk, including any policies and procedures with respect to risk assessment and risk management; and

•	recommending such actions or measures to be adopted by the Board of Directors that it deems appropriate to improve the effectiveness of the regulatory compliance program.

The members of the Compliance Committee are Thomas C. Geiser (Chair), Sharad Mansukani, M.D. and Curtis S. Lane.

Acquisition Committee

The Acquisition Committee is responsible for, among other things:

•	reviewing our acquisition strategies in connection with our management;

•	investigating acquisition candidates;

•	authorizing and approving acquisitions valued in an amount not to exceed $5.0 million in cash, stock or a combination thereof; and

•	recommending acquisition strategies and acquisition candidates valued in an amount above $5.0 million to our Board of Directors.

The members of the Acquisition Committee are Thomas C. Geiser (Chairman) and Jeffrey K. Rhodes.

Meetings and Executive Sessions

Under our Corporate Governance Guidelines, directors are expected to use their reasonable best efforts to attend all or substantially all Board meetings and meetings of the committees of the Board on which they serve, as well as annual meetings of stockholders. Executive sessions of the independent directors of the Board must be held at least two times a year and otherwise as needed. These sessions are chaired by an independent director selected by a majority of the independent directors participating in the executive session.

Process for Stockholders to Recommend Director Candidates

Stockholders who wish to recommend candidates for the Nominating and Corporate Governance Committee’s consideration must submit a written recommendation to the Secretary of the Company at 520 Lake Cook Road, Suite 250, Deerfield, IL 60015. Recommendations must be sent by certified or registered mail and received by November 15th for consideration at the following year’s annual meeting of stockholders. Recommendations must include the following:

•	The recommending stockholder’s name, number of shares owned, length of period held, and proof of ownership;

•	The candidate’s name, address, phone number, e-mail address and age;

•	A resume describing, at a minimum, the candidate’s educational background, occupation, employment history, and material outside commitments (e.g., memberships on other boards and committees, charitable foundations, etc.);

•	A supporting statement which describes the stockholder’s and candidate’s reasons for nomination to the Board and documents the candidate’s ability to satisfy the director qualifications described above;

•	The candidate’s consent to a background investigation;

•	The candidate’s written consent to stand for election if nominated by the Board and to serve if elected by the stockholders; and

•	Any other information that will assist the Nominating and Corporate Governance Committee in evaluating the candidate in accordance with this procedure.

The Corporate Secretary will promptly forward these materials to the Chairman of the Nominating and Corporate Governance Committee and the Board Chairperson. The Nominating and Corporate Governance Committee may contact recommended candidates to request additional information necessary for its evaluation or for disclosure under applicable SEC rules, including without limitation information relating to such candidate that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act.

Code of Business Conduct and Ethics

We are committed to having sound corporate governance principles. Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace. We have adopted a document known as the Standards of Legal and Regulatory Conduct that is applicable to all of our directors and teammates (“Code of Business Conduct”). We have also adopted a Code of Ethical Conduct for Financial Leaders that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers at the corporate level (the “Senior Officers Code”). Both the Code of Business Conduct and the Senior Officers Code are available on our website at www.scasurgery.com in the “Investors” section under “Corporate Governance.” Any future changes or amendments to the Senior Officers Code or the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at the above location.

Item 11.	Executive Compensation

Overview

The following discussion relates to the compensation of our President and Chief Executive Officer, Andrew P. Hayek, and our two most highly compensated executive officers in 2013 (other than our Chief Executive Officer), Joseph T. Clark, our Executive Vice President and Chief Development Officer, and Michael A. Rucker, our Executive Vice President and Chief Operating Officer (Messrs. Hayek, Clark and Rucker are collectively referred to herein as our “Named Executive Officers”). Our Named Executive Officers’ compensation is determined by our Compensation Committee and is generally reviewed annually. Our executive compensation program is designed to attract, motivate and retain high-quality leadership and incentivize our executive officers and other key teammates to achieve company and individual performance goals over the short- and long-term. Our pay-for-performance approach to executive compensation places an emphasis on both short- and long-term incentives, which serves to align the interests of our executive officers with those of our stockholders.

On October 30, 2013, prior to the closing of the IPO, we converted from a Delaware limited liability company, ASC Acquisition LLC, to a Delaware corporation. Pursuant to the conversion, options to purchase membership units of ASC Acquisition were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units underlying such options to each one share of common stock underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding Restricted Equity Units (“REUs”) of ASC Acquisition LLC were converted into one RSU of Surgical Care Affiliates. The vesting and other terms of the options and REUs generally remained the same.

Elements of Executive Compensation

The compensation of our Named Executive Officers consists of base salary, annual cash bonuses, equity awards and employee benefits, as described below. Our Named Executive Officers are also entitled to certain compensation and benefits upon qualifying terminations of employment pursuant to their employment agreements.

Base Salaries. Base salaries for our Named Executive Officers are determined based on each officer’s responsibilities and his experience and contributions to our business. Base salaries for our Named Executive Officers are reviewed periodically by our Compensation Committee. When reviewing base salaries for potential increase, our Compensation Committee considers each officer’s experience and individual performance, our performance, and general industry conditions.

Annual Cash Bonuses. Our Named Executive Officers are eligible to participate in our Senior Management Bonus Program, which was established to promote and reward the achievement of corporate, regional and individual performance goals. Corporate goals are based upon Surgical Care Affiliates meeting pre-determined financial goals. Similarly, regional goals, if any, are based upon a pre-determined set of financial goals for the applicable region. Individual goals are initially proposed by each participant in consultation with his or her immediate supervisor and are then approved by the Compensation Committee. The target and maximum amounts of any annual bonus that may be earned by an executive officer are expressed as a percentage of the executive’s annual base salary in effect with respect to the applicable year.

For fiscal year 2013, Mr. Hayek had a target annual bonus of 100% of base salary, up to a maximum of 200% of base salary. Mr. Clark had a target annual bonus of 70% of base salary, up to a maximum of 140% of base salary. Mr. Rucker had a target annual bonus of 75% of base salary, up to a maximum of 150% of base salary. The bonuses paid to each of our Named Executive Officers for fiscal year 2013 are set forth in the Summary Compensation Table below.

Equity Awards. Our Named Executive Officers participate in the Management Equity Incentive Plan adopted on November 16, 2007, as amended (the “2007 Equity Plan”). See “2007 Equity Plan” beginning on page 172 below for additional details about our 2007 Equity Plan. Grants under the 2007 Equity Plan, including those made to our Named Executive Officers, have consisted of option awards, which provide our executive officers with appropriate incentives to continue in our employ and to improve our growth and profitability, and which serve to align the interests of our Named Executive Officers with our stockholders. A portion of the option awards granted to each Named Executive Officer are subject to time-based vesting and a portion were subject to performance-based vesting, subject to the Named Executive Officer continuing to be employed on the applicable vesting date. Approximately 24% of Mr. Hayek’s outstanding awards are subject to time-based vesting and approximately 76% were subject to performance-based vesting. Approximately 29% of Mr. Clark’s outstanding awards are subject to time-based vesting and approximately 71% were subject to performance-based vesting. Approximately 49% of Mr. Rucker’s outstanding awards are subject to time-based vesting and approximately 51% were subject to performance-based vesting. As of September 16, 2013, all of the performance-based options were deemed to be fully vested. The vesting of the time-based option awards is generally in four or five equal annual installments of 25% or 20% per year, respectively, following the grant, and accelerates upon certain qualifying terminations, as described below.

Our Named Executive Officers are also eligible to participate in the 2013 Omnibus Long-Term Incentive Plan adopted on October 29, 2013 (the “2013 Omnibus Plan”); however, no awards have been made to the Named Executive Officers to date under the 2013 Omnibus Plan. See “2013 Omnibus Plan” beginning on page 173 below for a description of our 2013 Omnibus Plan.

On July 24, 2008, Mr. Hayek was granted 700,000 REUs (or 68,292 RSUs after giving effect to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013), which were subject to time-based vesting over a period of five years from the date of grant and as of July 24, 2013 were fully vested. Mr. Hayek’s RSUs will be settled for shares of common stock (or, in the Board of Directors’ discretion, cash) upon the earlier of (i) the termination of Mr. Hayek’s employment or (ii) a qualifying change in control of the Company or SCA.

Special Cash Bonus. In September 2013, we paid a cash distribution of $0.241279 per outstanding membership unit of ASC Acquisition LLC (or approximately $2.46 per share of our common stock after giving effect to our conversion to a corporation) (the “2013 Distribution”). In connection with the 2013 Distribution, in September 2013, SCA paid the 2013 Special Cash Bonus Payment to holders of vested options and REUs who remained employed by SCA as of the date of payment, including our Named Executive Officers, equal to $0.241279 per vested option or REU (or $2.46 per option or RSU after giving effect to our conversion to a corporation). In connection with the 2013 Distribution and the 2013 Special Cash Bonus Payment, the Company also reduced the exercise price of unvested options by the same amount. Holders of unvested REUs did not receive a cash payment or any adjustment with respect to their unvested REUs. To the extent teammates, including our Named Executive Officers, owned membership units of ASC Acquisition LLC outright, such teammates also received a payment in respect of such membership units as part of the 2013 Distribution.

Benefits and Perquisites. We provide the following benefits to our Named Executive Officers on the same basis as all other eligible executives:

•	Company sponsored healthcare plans, including coverage for medical and dental benefits.

•	A qualified 401(k) savings plan with a matching contribution.

•	Payment of life insurance premiums.

•	Payment of long-term disability insurance premiums.

•	With respect to Mr. Hayek, dues and expenses for his memberships in the Young Presidents Organization (“YPO”) and the YPO-WPO International in the amount of approximately $8,830 in 2013.

Employment Agreements. We have entered into employment agreements with each of our Named Executive Officers, which include severance and restrictive covenant provisions. We believe that reasonable severance benefits are necessary in order to attract and retain high-quality, talented executive officers.

Role of Executive Officers in Decisions Relating to Executive Officer and Director Compensation

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding base salaries, bonuses and equity compensation grants for the remainder of our executives. However, the Chief Executive Officer is not present during deliberations or voting relating to his own compensation. The Compensation Committee has discretion to approve, disapprove or modify recommendations made by the Chief Executive Officer.

Role of Compensation Consultant

The Compensation Committee has engaged a compensation consultant, Deloitte Consulting LLP (“Deloitte”), to review, assess and provide recommendations with respect to certain aspects of our compensation program for executive officers and directors. Deloitte was previously engaged, beginning in July 2013, by the compensation committee of the board of directors of SCA to assist with executive compensation matters in connection with the possibility of either us or SCA transitioning to become a public company. In its role as compensation consultant, Deloitte has rendered services to the compensation committee of SCA, and since the IPO, to our Compensation Committee, including examining the overall pay mix for our executives, conducting a competitive assessment of our executive compensation program and making recommendations and advising on compensation design and levels. Deloitte has also provided advice on structuring annual and long-term incentive arrangements for executives. In addition, Deloitte has provided and is expected to continue to provide advice to the Compensation Committee on the compensation elements and levels for non-employee directors.

In addition to the compensation consulting services provided by Deloitte to the Compensation Committee, Deloitte affiliates have provided certain services to us and SCA, at the request of management, consisting of internal audit support services and business valuation services. Deloitte’s fees for executive and director compensation services in 2013 were $106,953. For the additional services provided by affiliates of Deloitte, as described above, the aggregate fees in 2013 were $242,037.

The Compensation Committee believes that, given the nature and scope of these projects, these additional services did not raise a conflict of interest and did not impair Deloitte’s ability to provide independent advice to the Compensation Committee concerning executive and director compensation matters. In making this determination, the Compensation Committee has considered, among other things, the following factors: (i) the types of non-compensation services provided by the affiliates of Deloitte, (ii) the amount of fees for such non-compensation services, noting in particular that such fees are negligible when considered in the context of the aggregate total revenues of Deloitte and its affiliates for the period, (iii) Deloitte’s policies and procedures concerning conflicts of interest, (iv) the fact that Deloitte representatives who advise the Compensation Committee do not provide any non-compensation related services to us or SCA, (v) the fact that there are no other business or personal relationships between our management or members of the Compensation Committee, on the one hand, and any Deloitte representatives who provide compensation services to us, on the other hand, and (vi) the fact that neither Deloitte nor any of the Deloitte representatives who provide compensation services to the Compensation Committee owns any of our common stock.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2013 and December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Andrew P. Hayek	2013	595,327	1,871,032	(4)	-0-	1,743,524	579,898	-0-	9,110	4,798,891
President and Chief Executive Officer	2012	582,000	31,440	(5)	-0-	-0-	196,211	-0-	9,000	818,651

Michael A. Rucker	2013	424,338	433,906	(6)	-0-	887,121	315,909	-0-	9,056	2,070,330
Executive Vice President and Chief Operating Officer	2012	415,000	20,375	(7)	-0-	369,000	110,536	-0-	9,000	923,911

Joseph T. Clark	2013	458,559	497,638	(8)	-0-	515,588	320,991	-0-	9,080	1,801,856
Executive Vice President and Chief Development Officer	2012	448,000	33,904	(9)	-0-	95,000	97,883	-0-	9,000	683,787

(1)	The amounts presented in this column represent the fair value of the options granted to purchase membership units of ASC Acquisition LLC (or, since October 30, 2013, shares of our common stock) on the date of grant in accordance with FASB ASC Topic 718. Further detail surrounding the options awarded, the method of valuation and the assumptions made are set forth in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section, under “Critical Accounting Policies.” For 2013, in addition to the grant date fair value of the option awards granted to the Named Executive Officers in fiscal year 2013, the amounts reported include (i) the incremental fair value of the performance-based options that were accelerated on September 16, 2013, computed as of the acceleration date in accordance with ASC Topic 718, or $174,635 for Mr. Hayek, $130,809 for Mr. Rucker and $52,562 for Mr. Clark and (ii) the incremental fair value recognized for the reduction on September 16, 2013 of the exercise price of previously granted options that were unvested as of such date, computed in accordance with ASC Topic 718, or $368,894 for Mr. Hayek, $276,317 for Mr. Rucker and $111,030 for Mr. Clark.

(2)	The amounts presented in this column represent the portion of the cash bonuses earned by the executive officers under our Senior Management Bonus Program for the applicable year that were attributable to the attainment of pre-established corporate and/or individual performance goals for such year. Any discretionary bonuses, whether paid under the Senior Management Bonus Program or otherwise, are reported under the “Bonus” column rather than the “Non-Equity Incentive Plan Compensation” column.
(3)	The amounts presented in this column represent 401(k) matching contributions and life insurance premiums paid on behalf of the Named Executive Officers by the Company.
(4)	$1,495,930 of this amount represents the amount of a one-time cash bonus paid to Mr. Hayek in September 2013 in respect of vested options and REUs, as described above under “Elements of Executive Compensation — Special Cash Bonus,” and $375,102 represents an additional special cash bonus paid to Mr. Hayek in connection with the successful completion of the Company’s initial public offering.
(5)	Represents the discretionary portion of the bonus paid to Mr. Hayek under our Senior Management Bonus Program for 2012.
(6)	Represents the amount of a one-time cash bonus paid to Mr. Rucker in September 2013 in respect of vested options, as described above under “Elements of Executive Compensation — Special Cash Bonus.”
(7)	Represents the discretionary portion of the bonus paid to Mr. Rucker under our Senior Management Bonus Program for 2012.
(8)	Represents the amount of a one-time cash bonus paid to Mr. Clark in September 2013 in respect of vested options, as described above under “Elements of Executive Compensation — Special Cash Bonus.”
(9)	Represents the discretionary portion of the bonus paid to Mr. Clark under our Senior Management Bonus Program for 2012.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2013 and reflects our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013.

		Option Awards								Stock Awards
Name	Vesting Start Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(b)		(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)
Andrew Hayek	4/21/2008	360,975	(1)	—	(1)	—	10.25		4/21/2018	—	—
	3/24/2010	175,610	(1)	—	(1)	—	11.18		3/24/2020	—	—
	3/24/2010	21,951	(1)	21,951	(1)	—	8.72	(4)	3/24/2020	—	—
	5/06/2013	—		182,926	(2)	—	12.41	(4)	5/06/2023	—	—

Michael A. Rucker	9/15/2008	53,500	(1)	—	(1)	—	12.10		9/15/2018	—	—
	7/23/2009	37,765	(1)	—	(1)	—	12.10		7/23/2019	—	—
	7/23/2009	—	(1)	4,196	(1)	—	9.64	(4)	7/23/2019	—	—
	3/24/2010	46,829	(1)	—	(1)	—	11.18		3/24/2020	—	—
	3/24/2010	5,854	(1)	5,853	(1)	—	8.72	(4)	3/24/2020	—	—
	2/8/2011	13,659	(1)	—	(1)	—	11.18		2/8/2021	—	—
	2/8/2011	1,951	(1)	3,902	(1)	—	8.72	(4)	2/8/2021	—	—
	3/6/2012	23,696	(2)	—	(2)	—	13.94		3/6/2022	—	—
	3/6/2012	23,695	(2)	47,390	(2)	—	11.48	(4)	3/6/2022	—	—
	5/6/2013	—	(2)	73,170	(2)	—	12.41	(4)	5/6/2023	—	—

Joseph T. Clark	6/29/2007	195,121	(1)(3)	—		—	10.25		6/29/2014	—	—
	3/6/2012	6,098	(2)	—	(2)	—	13.94		3/6/2022	—	—
	3/6/2012	6,097	(2)	12,195	(2)	—	11.48	(4)	3/6/2022	—	—
	5/6/2013	—	(2)	53,658	(2)	—	12.41	(4)	5/6/2023	—	—

(1)	Half of these option awards are subject to time-based vesting, with 20% vesting on each of the first, second, third, fourth and fifth anniversaries of the date of grant, and half were subject to performance-based vesting, which half were deemed vested as of September 16, 2013.
(2)	These option awards are subject to time-based vesting, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant.
(3)	On January 15, 2014, Mr. Clark exercised all of these options pursuant to an Option Net-Settlement Exercise Agreement, dated October 8, 2013, between the Company and Mr. Clark, which agreement granted Mr. Clark the ability to exercise, on a net-settlement basis, these options beginning on January 1, 2014.
(4)	Reflects a $2.46 per share reduction in the exercise price of these options on September 26, 2013 in connection with the IPO.

Employment Agreements

On October 30, 2013, we entered into employment agreements with each of our Named Executive Officers (collectively, the “Employment Agreements”). The initial term of the Employment Agreements is three years, in each case with automatic renewals for successive one-year terms unless either party to the agreement provides notice of non-renewal at least 90 days prior to the expiration of the initial term or the applicable renewal term.

The Employment Agreements establish a base salary for each of our Named Executive Officers, subject to possible annual increases as determined by the Board of Directors or the Compensation Committee. The annual base salaries currently in effect for Messrs. Hayek, Clark and Rucker are $780,000, $469,000, and $439,000, respectively.

Additionally, the Employment Agreements provide that the Named Executive Officers are eligible to participate in our Senior Management Bonus Program, under which they may earn a cash bonus each year, subject to the achievement of company and individual performance objectives established by the Compensation Committee. The target and maximum amounts of any annual bonus that may be earned by an executive are expressed as a percentage of the executive’s annual base salary in effect with respect to such year. The Employment Agreements also provide that each Named Executive Officer is entitled to participate in all savings and retirement plans and welfare benefits provided by us which are generally made available to other executives.

The Employment Agreements contain standard ongoing confidentiality, non-solicitation and non-competition restrictions. The non-solicitation restrictions remain in place for 18 months for Messrs. Clark and Rucker, and two years for Mr. Hayek, in each case following termination of employment, and the non-competition restrictions remain in place for 18 months for Messrs. Clark, Rucker and Hayek, following termination of employment.

Each of the Employment Agreements provides that if a Named Executive Officer is terminated for cause, or if he terminates his employment without good reason (as such terms are defined in the applicable Employment Agreement), he will be entitled to any earned and unpaid base salary through the date of his termination. If a Named Executive Officer is terminated without cause, if he terminates his employment for good reason or if the Company delivers a notice of non-renewal, in each case other than in connection with a change in control, he will be entitled to the following payments and benefits: (i) continued base salary payments for 18 months (24 months for Mr. Hayek) following the date of termination of employment, (ii) health insurance benefits for 18 months following the date of termination of employment or until he becomes re-employed with another employer and is eligible to receive health insurance benefits under another employer-provided plan, whichever comes earlier, and (iii) a pro rata portion of his annual bonus based upon the achievement of the applicable performance objectives payable in a lump sum at the same time as the annual bonuses are otherwise paid to other employees.

In addition, each of the Employment Agreements provides that if a Named Executive Officer’s employment terminates as a result of his death or disability, he will be entitled to any earned and unpaid base salary through the date of his termination, as well as a pro rata portion of his annual bonus based upon the achievement of the applicable performance objectives. In the event a Named Executive Officer’s employment is terminated without cause, for good reason or if the Company delivers a notice of non-renewal, in each case within the three months prior to the consummation of, or within the twenty-four month period following, a change in control, in addition to any earned and unpaid base salary through the date of termination, he will be entitled to (i) an amount equal to 1.5 times (two times in the case of Mr. Hayek) the sum of the Named Executive Officer’s then-current base salary and his target annual bonus, payable in a lump sum within forty days following the date of such termination, (ii) health insurance benefits for 18 months following the date of termination of employment or until he becomes re-employed with another employer and is eligible to receive health insurance benefits under another employer-provided plan, whichever comes earlier and (iii) a pro rata portion of his annual bonus based upon the achievement of the applicable performance objectives payable in a lump sum at the same time as the annual bonuses are otherwise paid to other employees.

Payments of severance and other benefits are conditioned upon the Named Executive Officer executing a release of claims, and such release becoming effective, and compliance with restrictive covenants.

Retirement Benefits

We maintain the SCA Retirement Investment Plan, a tax-qualified 401(k) savings plan (the “401(k) Plan”), in which our Named Executives participate. The 401(k) Plan allows participants to contribute up to 100% of their pay on a pre-tax basis into individual retirement accounts, subject to the maximum annual limits set by the IRS. SCA makes a matching employer contribution in an amount equal to 50% of the first 4% of each plan participant’s elective deferrals. All contributions to the 401(k) Plan are in the form of cash. Employer contributions vest over a six-year service period. Participants are immediately fully vested in their own contributions to the 401(k) Plan.

Potential Payments Upon Termination or a Change in Control

The Employment Agreements contain severance provisions pursuant to which the Named Executive Officers are entitled to certain payments or benefits upon a termination without cause or for good reason. Please refer to the “Employment Agreements” section above for further information about such payments and benefits.

In addition, the 2007 Equity Plan provides for accelerated vesting of the outstanding option awards subject to time-based vesting if the executive is terminated without cause or for good reason within the two-year period following a change in control.

For any change in control consummated on or before January 1, 2015, Mr. Hayek has the right to receive a “gross-up” for any excise tax imposed by Section 4999 of the Code, or any federal, state or local income tax under the terms of his Employment Agreement in the event the amount of the “parachute payments” he is entitled to receive exceeds the safe harbor limit under Section 280G of the Code by more than 10%. Any amounts below that 10% limit would be reduced to fall within the safe harbor limit. For any change in control consummated after January 1, 2015, Mr. Hayek is not entitled to a gross up.

2007 Equity Plan

The 2007 Equity Plan, which became effective on November 16, 2007, provides for the grant of options to purchase our membership units to our and our affiliates’ key teammates, directors, service providers and consultants. The summary of the 2007 Equity Plan contained in this proxy statement is not a complete description of all provisions of the 2007 Equity Plan and is qualified in its entirety by reference to the 2007 Equity Plan, which is filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013 and incorporated into this Annual Report on Form 10-K by reference.

The 2007 Equity Plan is administered by our Compensation Committee, which has authority to select award recipients and to determine the terms of all awards, including the time or times at which awards vest or become exercisable. Unless otherwise provided by our Compensation Committee in a participant’s grant agreement or other agreement, a participant’s unvested options will immediately expire on the date such participant’s employment is terminated for any reason, and vested options will remain outstanding for one year following the participant’s death or disability and for 90 days following termination of employment for any other reason (or, in each case, until the award’s expiration date, if earlier). If a participant’s employment is terminated for cause (as defined in the 2007 Equity Plan), all awards then held by the participant will be forfeited immediately, whether or not vested. Options granted after 2010 expire 10 years from the date of grant. The 2007 Equity Plan provides that if an individual’s employment is terminated within a certain period following a change in control, either by the company without cause or by the individual for good reason, all unvested time-based options shall become fully vested.

Prior to 2010, with the exception of options granted to Mr. Hayek, all options granted to participants expired seven years from the date of grant (Mr. Hayek’s options granted prior to 2010 expire 10 years from the date of grant). In 2011, we offered to cancel all of the outstanding options under the 2007 Equity Plan that had seven year terms and replace such options with a larger number of options with similar terms and with an expiration date of 10 years from the original date of grant (rather than seven years).

2013 Omnibus Plan

Prior to the IPO, we adopted the 2013 Omnibus Plan. All equity-based awards subsequent to the IPO have been and will be granted under the 2013 Omnibus Plan. No awards have been made to date to the Named Executive Officers under the 2013 Omnibus Plan. This summary of the 2013 Omnibus Plan is not a complete description of all provisions of the 2013 Omnibus Plan and is qualified in its entirety by reference to the 2013 Omnibus Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Purpose. The purpose of the 2013 Omnibus Plan is to advance our interests by providing for the grant to participants of equity-based awards.

Plan Administration. The 2013 Omnibus Plan is administered by our Compensation Committee. Our Compensation Committee has the authority to, among other things, interpret the 2013 Omnibus Plan, determine eligibility for, grant and determine the terms of awards under the 2013 Omnibus Plan, and to do all things necessary to carry out the purposes of the 2013 Omnibus Plan. Our Compensation Committee’s determinations under the 2013 Omnibus Plan are conclusive and binding. Our Compensation Committee selects participants from among our key teammates, directors, and consultants who are in a position to make a significant contribution to our success. Eligibility for options intended to be incentive stock options is limited to our teammates or employees.

Authorized Shares. Subject to adjustment, the maximum number of shares of our common stock that may be delivered in satisfaction of awards under the 2013 Omnibus Plan is 2,220,000. Shares of common stock to be issued under the 2013 Omnibus Plan may be authorized but unissued shares of common stock or previously-issued shares acquired by us. Any shares of common stock underlying awards that are settled in cash or otherwise expire, terminate, are not delivered or are forfeited prior to the issuance of common stock will again be treated as not issued under the 2013 Omnibus Plan.

Individual Limits. The maximum number of shares for which equity-based awards may be granted to any person in any calendar year is 450,000 shares. The maximum amount that may be paid to any person in any calendar year with respect to cash awards is $3,500,000.

Types of Awards. The 2013 Omnibus Plan provides for grants of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards, and other awards convertible into or otherwise based on shares of our stock. Dividend equivalents may also be provided in connection with an award under the 2013 Omnibus Plan.

Performance Criteria. The 2013 Omnibus Plan provides that our Compensation Committee may grant incentive awards that are based upon, and subject to achievement of, objective business criteria and that qualify as performance-based compensation under Section 162(m) of the Code. The 2013 Omnibus Plan provides that performance measures may relate to the performance of the plan participant, us, one of our subsidiaries, any business group, any of our business units or other subdivisions, or any combination of the foregoing, as our Compensation Committee deems appropriate, and may be expressed as an amount, as an increase or decrease over a specified period, as a relative comparison to the performance of a group of comparator companies or a published or special index, or any other measure of the selected performance criteria, as our Compensation Committee deems appropriate.

Adjustments. In the event of certain corporate transactions (including a stock dividend or split, recapitalization, merger, consolidation combination or exchange of shares or similar corporate change), our Compensation Committee will appropriately adjust the maximum aggregate number of shares that may be delivered under and the individual limits included in the 2013 Omnibus Plan, and will also make appropriate adjustments to the number and type of shares of shares subject to awards, the exercise price of such awards or any other terms of such awards as our Compensation Committee deems appropriate.

Amendment and Termination. Our Compensation Committee may amend or suspend the 2013 Omnibus Plan or outstanding awards, or terminate the 2013 Omnibus Plan as to future grants of awards, except that our Compensation Committee will not be able to alter the terms of an award if it would affect adversely a participant’s rights under the award without the participant’s consent (unless expressly provided in the 2013 Omnibus Plan). Stockholder approval will be required for any amendment to the 2013 Omnibus Plan to the extent such approval is required by law, including the Code or applicable NASDAQ listing rules.

Director Compensation

The following table sets forth information concerning the compensation earned by our directors during 2013.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Todd B. Sisitsky	—	—	—	—	—	—	—
Thomas C. Geiser	50,000	30,000	—	—	—	363,496	443,496
Curtis S. Lane	50,000	30,000	—	—	—	136,846	216,846
Sharad Mansukani, M.D.	50,000	30,000	—	—	—	198,882	278,882
Jeffrey K. Rhodes	—	—	—	—	—	—	—
Frederick A. Hessler	16,250	30,000	—	—	—	—	46,250

(1)	Andrew P. Hayek, the Company’s President and Chief Executive Officer, is not included in this table as he is, and at all times during 2013 was, an employee of the Company and thus received no compensation for his service as director. The compensation received by Mr. Hayek as an employee of the Company is shown in the Summary Compensation Table on page 169.
(2)	The amounts presented in this column represent the fair value of the REUs granted (or, since October 30, 2013, RSUs granted) on the date of grant in accordance with FASB ASC Topic 718. Further detail surrounding the REUs awarded, the method of valuation and the assumptions made are set forth in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section, under “Critical Accounting Policies.”
(3)	At the end of fiscal year 2013, the aggregate number of RSUs outstanding for each director was as follows: (i) for Mr. Geiser, 4,036, (ii) for Mr. Lane, 4,036, (iii) for Dr. Mansukani, 4,036, and (iv) for Mr. Hessler, 1,324.
(4)	At the end of fiscal year 2013, the aggregate number of option awards outstanding (all of which have vested) for each director was as follows: (i) for Mr. Geiser, 146,976, (ii) for Mr. Lane, 55,331, and (iii) for Dr. Mansukani, 80,417.
(5)	Represents the amount of the one-time cash bonus paid in September 2013 in respect of vested options and REUs held by then current teammates and directors.

Under our current director compensation program, certain members of our Board of Directors who are not employees of the Company are eligible to receive cash compensation for their services as a director as follows: Mr. Geiser, Mr. Lane, Mr. Hessler and Dr. Mansukani each receive $12,500 in cash fees in arrears each quarter.

Additionally, commencing January 1, 2014, Mr. Geiser receives an additional annual cash retainer of $15,000 (payable quarterly in arrears), representing two individual retainers of $7,500 each, for serving as the Chair of the Compliance Committee and the Chair of the Acquisition Committee. Additionally, commencing October 1, 2013, Mr. Hessler receives an additional annual cash retainer (payable quarterly in arrears) of $15,000 for serving as Chair of the Audit Committee.

Starting in 2012, the Company elected to make annual grants of REUs pursuant to Restricted Equity Unit Grant Agreements with each of our non-employee directors, generally in an aggregate amount equal to $30,000.

Upon the conversion of the Company from a Delaware limited liability company to a Delaware corporation on October 30, 2013, the REUs became RSUs that may be settled in shares of common stock (or, in the discretion of the Board of Directors, cash). The RSUs are subject to time-based vesting, with 50% of such RSUs vesting on each of the first two anniversaries of the date of grant, subject to the grantee continuing to serve as a director on each vesting date. In 2013, the Company granted 20,690 REUs (or 2,018 RSUs after giving effect to our conversion to a Delaware corporation on October 30, 2013) to each of Messrs. Geiser and Lane and Dr. Mansukani, and the Company granted 1,324 RSUs to Mr. Hessler, whose RSUs were granted under the 2013 Omnibus Plan. 50% of the RSUs granted to these directors vest on the first anniversary of the date of grant and the other 50% vest on the second anniversary of the date of grant. Vested RSUs are settled for shares of common stock or cash, at the Board’s discretion, upon the earlier of (i) the director ceasing to provide services as a director of the Company or (ii) a qualifying change in control of the Company. Any portion of the RSUs that remain unvested on the date that the director ceases to be a director for any reason will be forfeited, and the director will cease to have any rights with respect thereto.

Pursuant to our Director and Consultant Equity Incentive Plan, adopted June 24, 2008, as amended September 9, 2008 (the “Director Equity Plan”), directors are eligible to receive grants of options subject to time-based vesting that become exercisable only upon the occurrence of a Liquidity Event (as defined in the Director Equity Plan) in which TPG achieves a minimum cash return on its original investment. The options granted pursuant to the Director Equity Plan may also accelerate vesting but not exercisability in the event of certain qualifying terminations (as defined in the Director Equity Plan).

In September 2013, the Company paid a cash bonus to holders of vested options and REUs who continued to provide services to us on the date of payment, including Messrs. Geiser and Lane and Dr. Mansukani, equal to $0.241279 per vested option or REU (or $2.46 per option or RSU after giving effect to our conversion to a Delaware corporation). The Board of Directors resolved to adjust downward the exercise price of any unvested options by the same amount. Holders of unvested REUs did not receive a cash payment or any adjustment with respect to their unvested REUs. To the extent non-employee directors owned membership units outright, they also received a payment in respect of such membership units as a result of this distribution.

Compensation Committee Interlocks and Insider Participation

From the date of designation of our Compensation Committee on October 30, 2013, the Compensation Committee has been comprised of Messrs. Sisitsky and Geiser and Dr. Mansukani. We did not have a compensation committee prior to October 30, 2013; however, these individuals comprised the compensation committee of SCA from January 1, 2013 until October 30, 2013. No member of the Compensation Committee has at any time been an officer or employee of ours or an executive officer of another entity whose executive officers served on our Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2013 about common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	3,167,761	(1)	$11.41	(2)	2,256,181	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		—

Total	3,167,761	(1)	$11.41	(2)	2,256,181	(3)

(1)	Consists of (i) options to purchase 2,538,203 shares of common stock granted under our 2007 Equity Plan, (ii) options to purchase 457,898 shares of common stock granted under our Director Equity Plan, (iii) options to purchase 20,776 shares of common stock granted under our 2013 Omnibus Plan, (iv) RSUs for 70,484 shares of common stock granted under our 2013 Omnibus Plan and (v) RSUs for 80,400 shares of common stock which were not granted pursuant to an equity incentive plan. Excludes the option held by HealthSouth to purchase shares of our common stock.

(2)	Does not take into account RSUs, which have no exercise price.

(3)	Consists of (i) 97,535 shares available under our 2007 Equity Plan, (ii) 29,906 shares available under our Director Equity Plan and (iii) 2,128,740 shares available under our 2013 Omnibus Plan. We do not intend to use the 2007 Equity Plan or the Director Equity Plan to make any future grants of equity awards.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2014, by:

(i) each of our directors and director nominees;

(ii) each executive officer of the Company, including the Named Executive Officers listed in the Summary Compensation Table on page 169;

(iii) all of our current directors and executive officers as a group; and

(iv) each stockholder known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 20, 2014, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 38,261,138 shares of common stock outstanding as of March 20, 2014.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer is: c/o Surgical Care Affiliates, Inc., 520 Lake Cook Road, Suite 250, Deerfield, Illinois 60015.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
TPG Funds (1)	23,940,916	62.6%
MTS-SCA Acquisition LLC (2)	2,328,027	6.1%
FMR LLC (3)	2,332,250	6.1%
Directors and Executive Officers
Andrew P. Hayek (4)	721,568	1.9%
Todd B. Sisitsky (5)	—	—
Thomas C. Geiser (6)	245,545	*
Frederick A. Hessler	5,000	*
Curtis S. Lane (7)	56,340	*
Sharad Mansukani, M.D. (8)	81,426	*
Jeffrey K. Rhodes (9)	—	—
Joseph T. Clark (10)	132,077	*
Peter J. Clemens (11)	127,927	*
Michael A. Rucker (12)	256,176	*
Richard L. Sharff, Jr. (13)	132,417	*
All Current Executive Officers and Directors as a Group (14)	1,758,476	4.4%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)

The “TPG Funds” refers collectively to TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), TPG FOF V-A, L.P., a Delaware limited partnership (“FOF V-A”), and TPG FOF V-B, L.P., a Delaware limited partnership (“FOF V-B”). The TPG Funds directly hold an aggregate of 23,940,916 shares of common stock (the “TPG Shares”), consisting of: (a) 23,828,317 shares of common stock held by

TPG Partners V, (b) 62,335 shares of common stock held by FOF V-A, and (c) 50,264 shares of common stock held by FOF V-B. The general partner of each of TPG Partners V, FOF V-A and FOF V-B is TPG GenPar V, L.P., a Delaware limited partnership, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). Because of Group Advisors’ relationship to the TPG Funds, Group Advisors may be deemed to beneficially own the TPG Shares. David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors and may therefore also be deemed to be the beneficial owners of the TPG Shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Shares except to the extent of their pecuniary interest therein. The address of each of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. This information is based upon our review of a Schedule 13G filed jointly by Group Advisors and Messrs. Bonderman and Coulter on February 13, 2014, reporting beneficial ownership as of December 31, 2013.
(2)	Consists of shares of common stock held directly by MTS-SCA Acquisition LLC. OCM Principal Opportunities Fund IV, L.P., the managing member and holder of a majority of interest in MTS-SCA Acquisition LLC, OCM Principal Opportunities Fund IV GP, L.P., the general partner of OCM Principal Opportunities Fund IV, L.P., OCM Principal Opportunities Fund IV GP Ltd., the general partner of OCM Principal Opportunities Fund IV GP, L.P., Oaktree Fund GP I, L.P., the sole shareholder and general partner of OCM Principal Opportunities Fund IV GP Ltd., Oaktree Capital I, L.P., the general partner of Oaktree Fund GP I, L.P., OCM Holdings I, LLC, the general partner of Oaktree Capital I, L.P., Oaktree Holdings, LLC, the managing member of OCM Holdings I, LLC, Oaktree Capital Group, LLC, the managing member of Oaktree Holdings, LLC and the sole shareholder of Oaktree Holdings, Inc., Oaktree Capital Group Holdings GP, LLC, the manager of Oaktree Capital Group, LLC, Oaktree Capital Management, L.P., the investment manager of OCM Principal Opportunities Fund IV, L.P., and Oaktree Holdings, Inc., the general partner of Oaktree Capital Management, L.P. (collectively, the “Oaktree Entities”), may be deemed to share beneficial ownership of the shares held directly by MTS-SCA Acquisition LLC. Each of the Oaktree Entities disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. The principal business address of the Oaktree Entities is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. This information is based upon our review of a Schedule 13G filed by MTS-SCA Acquisition LLC with the SEC on February 14, 2014, reporting beneficial ownership as of December 31, 2013.
(3)	Based on a Schedule 13G filed with the SEC on February 14, 2014. As of December 31, 2013, FMR LLC, a parent holding company, and Edward C. Johnson 3d, may be deemed the beneficial owners of 2,332,250 shares of common stock. FMR has sole voting power of 208,750 shares, no shared voting power, sole investment power of 2,332,250 shares and no shared investment power. No one person’s interest relates to more than 5% of the outstanding shares of common stock. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.
(4)	Includes 68,292 shares of common stock underlying Restricted Stock Units and 604,268 shares of common stock underlying options, each that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock. All of the shares of common stock, Restricted Stock Units and options are owned by the Andrew Hayek 2008 Living Trust (of which Mr. Hayek is the sole trustee).
(5)	Todd B. Sisitsky, who is one of our directors, is a Partner of TPG Global, LLC. Mr. Sisitsky has no voting or investment power over and disclaims beneficial ownership of the TPG Shares. Mr. Sisitsky’s address is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)

Includes (a) 1,009 shares of common stock underlying Restricted Stock Units and 146,976 shares of common stock underlying options, each that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock and (b) 97,560 shares of common stock owned by TDK Properties, L.P., which is a California limited partnership whose general partner and owner of 1% of its limited partnership interests is TDK Management Company, LLC, a California limited liability company whose sole member is The Geiser Schweers Family Trust u/a/d 6/8/98, as amended, and whose trustees are

Thomas C. Geiser and Donna L. Schweers. 99% of the limited partnership interests of TDK Properties, L.P. are held by The Geiser Schweers 2006 Irrevocable Insurance Trust dated August 14, 2006, whose trustee is Kim T. Schoknecht.
(7)	Includes 1,009 shares of common stock underlying Restricted Stock Units and 55,331 shares of common stock underlying options, each that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock. The address for Mr. Lane is c/o MTS Health Partners, L.P., 623 Fifth Avenue, 14th Floor, New York, NY 10022.
(8)	Includes 1,009 shares of common stock underlying Restricted Stock Units and 80,417 shares of common stock underlying options, each that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock.
(9)	Jeffrey K. Rhodes, who is one of our directors, is a Principal of TPG Global, LLC. Mr. Rhodes has no voting or investment power over and disclaims beneficial ownership of the TPG Shares. The address of Mr. Rhodes is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(10)	Includes 125,610 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock.
(11)	Includes 107,927 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock.
(12)	Includes 225,242 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock.
(13)	Includes 115,224 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of March 20, 2014 for shares of common stock.
(14)	Includes Restricted Stock Units and options, each that are exercisable for shares of common stock as described in footnotes (4)-(13).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy for the Review and Approval of Related Person Transactions

Under SEC rules, a “related person” is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Pursuant to our related party transaction written policy, directors (including director nominees), executive officers and employees are required to report any transactions or circumstances that may create or appear to create a conflict between the personal interests of the individual and our interests, regardless of the amount involved. The Audit Committee of the Board of Directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the Board of Directors as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The Audit Committee, in making its recommendation, considers various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Audit Committee reviews, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Related Person Transactions Entered into by the Company

Other than compensation agreements and other arrangements which are described under “Executive Compensation” and the transactions described below, since January 1, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Operating Agreement Providing for Certain Purchase Rights

On August 22, 2007, we, the TPG Funds, MTS and certain other co-investors, including members of our management, entered into the Second Amended and Restated Limited Liability Company Operating Agreement of ASC Acquisition LLC (the “Operating Agreement”). The Operating Agreement contained agreements among the parties including with respect to tag-along rights, drag-along rights, rights of first refusal, transfer restrictions and other corporate governance provisions. Pursuant to the Operating Agreement, certain of our existing stockholders (who were members of ASC Acquisition LLC prior to our conversion to a corporation) purchased additional membership units of ASC Acquisition LLC on June 28, 2011, August 12, 2011 and September 23, 2011. The Operating Agreement terminated in connection with our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013.

Management Unit Holders’ Agreement

On August 22, 2007, we and certain investors that are members of our management entered into the management unit holders’ agreement (the “Management Unit Holders’ Agreement”), which contains certain arrangements among the parties including with respect to restrictions on transfer of interests in us, call rights in certain specified situations, drag-along rights and tag-along rights. In addition, all parties to the Management Unit Holders’ Agreement are subject to a contractual lock-up provision during the 180 day period following the date of our IPO in October 2013. Except for this lock-up provision, the Management Unit Holders’ Agreement terminated by its terms on the date of our IPO.

Stockholders’ Agreement with the TPG Funds

In connection with the IPO, we entered into a stockholders’ agreement with the TPG Funds, dated November 4, 2013 (the “Stockholders’ Agreement”), that provides that, so long as the Stockholders’ Agreement remains in effect, the TPG Funds will have certain rights to designate for nomination candidates for our Board of Directors. We are required to use our reasonable best efforts to cause the Board of Directors and the Nominating and Corporate Governance committee to include such persons designated by the TPG Funds in the slate of nominees recommended by the Board of Directors for election by the stockholders.

As set forth in the Stockholders’ Agreement, for so long as the TPG Funds collectively own at least 50% of the shares of our common stock held by them at the closing of the IPO, they will be entitled to designate for nomination a majority of the seats on our Board of Directors. When the TPG Funds collectively own less than 50%, but at least 30%, of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination three directors. When the TPG Funds collectively own less than 30%, but at least 10%, of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination two directors. Thereafter, the TPG Funds will be entitled to designate for nomination one director so long as they own at least 3% of the shares of our common stock held by them as of the closing of the IPO.

However, if on or before the first anniversary of the IPO, our Board of Directors is increased to nine members, and at such time the TPG Funds collectively own at least 50% of the shares of our common stock held by them as of the closing of the IPO, the number of seats on our Board of Directors that the TPG Funds will be entitled to designate for nomination, as described above, will be increased by one seat, so long as the TPG Funds collectively own at least 20% of the shares of our common stock held by them as of the closing of the IPO. When the TPG Funds collectively own less than 20%, but at least 10%, of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination two directors. Thereafter, the TPG Funds will be entitled to designate for nomination one director so long as they own at least 3% of the shares of our common stock held by them as of the closing of the IPO.

In the event that the size of our Board of Directors is otherwise increased or decreased in size at any time, the nomination rights afforded to the TPG Funds will be proportionately adjusted as well, rounded up to the nearest whole person.

As our Board of Directors currently consists of seven members, in accordance with the Stockholders’ Agreement, the TPG Funds have designated Thomas Geiser, Sharad Mansukani, M.D., Todd Sisitsky and Jeffrey Rhodes as nominees of the TPG Funds to serve on our Board of Directors.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with the TPG Funds and certain members of our management and of our Board of Directors (the “Registration Rights Agreement”), which provides the TPG Funds with certain demand registration rights, including shelf registration rights, in respect of any shares of our common stock held by them, subject to certain conditions and limitations. The TPG Funds are entitled to an unlimited number of demand registrations. In addition, in the event that we register additional shares of common stock for sale to the public following the completion of the IPO, we are required to give notice of such registration to the TPG Funds, certain members of management and our Board of Directors party to the Registration Rights Agreement of our intention to effect such a registration, and, subject to certain limitations, include any shares of common stock requested to be included in such registration held by them. Upon request from the TPG Funds following the one year anniversary of the IPO, we will undertake to file a shelf registration statement, and to use reasonable best efforts to have the shelf registration statement declared effective promptly and to remain effective until, subject to certain limitations, the earlier of the date on which all of the TPG Funds’ shares of common stock have been sold pursuant to a registration statement and the date no shares of common stock are held by the TPG Funds. We are required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares of common stock pursuant to the Registration Rights Agreement. The Registration Rights Agreement includes customary indemnification provisions in favor of the TPG Funds and the members of management and our Board of Directors party to the agreement, any person who is or might be deemed a control person (within the meaning of the Securities Act or the Exchange Act) and related parties, including, without limitation, officers, directors and employees, against certain losses and liabilities (including reasonable costs of investigation and legal expenses) resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such selling stockholder sells shares of our common stock, unless such liability arose from the applicable selling stockholder’s misstatement or omission and the applicable selling stockholder has agreed to indemnify us against losses caused by its misstatements or omissions, subject to certain limitations.

Management Services Agreement

Until October 2013, we were party to a management services agreement with TPG Capital, L.P. (now TPG Capital Management) (“TPG Capital”), an affiliate of TPG, pursuant to which TPG Capital provided us with management, advisory and consulting services (the “Management Services Agreement”). In connection with our acquisition by TPG in 2007, SCA paid a transaction fee to TPG Capital of $10.0 million for services rendered in connection with the acquisition and for certain operating advice. Under the Management Services Agreement, TPG Capital received an annual management fee of $2.0 million, payable quarterly in advance on or before the start of each calendar quarter. TPG Capital was entitled to an additional fee in connection with any financing, acquisition, disposition, spin-off, split-off or change of control transactions involving us or any of our subsidiaries equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. In conjunction with our IPO, TPG Capital was entitled under the Management Services Agreement to receive a fee in an amount equal to $8.0 million, which we paid in the fourth quarter of 2013. In addition, TPG Capital was entitled to reimbursement for out-of-pocket expenses incurred in connection with the provision of services under the Management Services Agreement. The Management Services Agreement was terminated in connection with the IPO.

Pursuant to certain consulting arrangements, two of our current directors, Mr. Geiser and Dr. Mansukani, and one of our former directors, Leonard Schaeffer, provided certain consulting services to us. As compensation for such services, each individual was paid a percentage of the annual management fee paid by us to TPG Capital. Mr. Geiser received $243,750 in 2013 and $325,000 in each of 2012 and 2011, respectively.

Dr. Mansukani received $250,000 in each of 2013, 2012 and 2011, respectively. Until Mr. Schaeffer’s resignation from SCA’s Board of Directors in September 2011, he had received $318,750 during the nine-months ended September 30, 2011. These consulting arrangements terminated in connection with the completion of the IPO, and no further payments are expected to be made by TPG Capital pursuant to these arrangements.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and employment agreements containing indemnification provisions with each of our current executive officers. It is anticipated that future directors and officers will enter into indemnification arrangements with us in substantially similar form. The indemnification and employment agreements generally provide, among other things, that we will indemnify and hold harmless each person subject to such agreement (each, an “indemnitee”) to the fullest extent permitted by applicable law from and against all expenses, losses, damages, judgments, fines, and other specified costs that may result or arise in connection with such indemnitee serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee or agent of another entity. These agreements further provide that, upon an indemnitee’s request and subject to certain conditions, we will advance expenses to the indemnitee to the fullest extent permitted by applicable law. Pursuant to the indemnification agreements, an indemnitee is presumed to be entitled to indemnification and we have the burden of proving otherwise. The indemnification agreements also require us to maintain in full force and effect directors’ liability insurance on the terms described in the indemnification agreement. The foregoing is only a brief description of the indemnification and employment agreements, does not purport to be complete and is qualified in its entirety by reference to the Company’s form of indemnification agreement, filed as Exhibit 10.30 to its Annual Report on Form 10-K for the year ended December 31, 2013, and employment agreements with its executives, filed as Exhibits to such Annual Report on Form 10-K.

Certain Relationships

During 2011, 2012 and 2013, and continuing into 2014, Bradley Arant has provided certain legal services to us. We paid approximately $1.8 million, $1.0 million, and $865,000 in 2013, 2012 and 2011, respectively, and paid approximately $105,000 during the month ended January 31, 2014, to Bradley Arant for the provision of legal services. The spouse of one of our executive officers, Mr. Sharff, is a partner at Bradley Arant.

In connection with the amendment of our Amended Credit Agreement on May 8, 2013, TPG Capital BD, LLC, an affiliate of TPG Global, LLC, served as an arranger for purposes of the amendment and was paid an arrangement fee in the amount of $486,750. In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold in the IPO.

From time to time, we do business with other companies affiliated with TPG Global, LLC. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arms-length basis.

Director Independence

NASDAQ listing standards generally require that listed companies have a majority of independent directors, that compensation committees of listed companies be comprised entirely of independent directors and that nominating committees, if any, of listed companies be comprised entirely of independent directors. Under NASDAQ rules, however, a “controlled company” (which is a listed company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company) may elect not to comply with these three independence requirements. Because the TPG Funds own a majority of our outstanding common stock, we currently are a “controlled company” under the NASDAQ rules, and we have availed ourselves of the exemption from the independence requirements described above as a result of that status. In the event that we are no longer considered a “controlled company” under the NASDAQ rules, then (i) a majority of our Board must be independent within one year of the date of our loss of “controlled company” status and (ii) at least one member of each of our Compensation Committee and our Nominating and Corporate Governance Committee must be independent as of the date of our loss of “controlled company” status, a majority of the members of each of these committees must be independent within 90 days of the date of the change in status, and all members of these committees must be independent within one year of the date of the change in status.

Even as a “controlled company,” we must comply with the rules applicable to audit committees set forth in NASDAQ and SEC rules. However, as result of the phase-in of certain SEC rules applicable to audit committees of newly public companies, only a majority of the members of our Audit Committee are required to satisfy the heightened independence standards imposed by Rule 10A-3 under the Exchange Act until the first anniversary of the date of effectiveness of the Company’s Registration Statement on Form S-1 filed with the SEC in connection with the IPO, or October 29, 2014, at which time all of the members of our Audit Committee must be independent.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Surgical Care Affiliates, either or directly or indirectly. Based upon this review, our Board has determined that Frederick A. Hessler, Curtis S. Lane, Jeffrey K. Rhodes and Todd B. Sisitsky are “independent directors” within the meaning of the NASDAQ rules. Additionally, our Board has determined that Frederick A. Hessler and Curtis S. Lane satisfy the heightened independence requirements of Rule 10A-3 under the Exchange Act for purposes of Audit Committee membership.

Item 14.	Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and December 31, 2012, and fees billed for other services rendered by PwC during those periods.

	2013	2012
Audit Fees	$2,365,633	$1,160,000
Audit-Related Fees	$350,974	$50,000
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$2,716,607	$1,210,000

Audit Fees. Audit Fees for the last two years were for professional services rendered by the independent registered public accountants in connection with (i) the audits of the Company’s annual financial statements and (ii) the review of the Company’s quarterly financial statements. Audit fees for 2013 were also for services related to the Company’s initial public offering, acquisitions, debt refinancing transactions and consents related to the Company’s SEC filings.

Audit-Related Fees. Audit-Related Fees for 2013 and 2012 were for services related to audits of significant subsidiaries (as defined under Rule 3-05 of Regulation S-X), internal controls optimization and agreed-upon procedures. All audit-related services were pre-approved by the Company’s Audit Committee.

Tax Fees. There were no Tax Fees for 2013 or 2012.

All Other Fees. All Other Fees encompasses any services provided by the independent registered public accountants other than the services reported in the other above categories. There were no such fees in 2013 or 2012.

Pre-Approval Policy

Prior to March 4, 2014, the Audit Committee’s policy was to specifically pre-approve all audit and non-audit services to be rendered by the independent registered public accountants. Through this policy, the Audit Committee has been able to effectively monitor the costs of services and ensure that the provision of such services does not impair the registered accountants’ independence.

As of March 4, 2014, the Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants pursuant to which the Audit Committee generally is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accountants in order to assure that the provision of such services does not impair the registered accountants’ independence. Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, the service will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. On an annual basis, the Audit Committee may pre-approve specific services that are expected to be provided to the Company by the independent registered public accountants during the following twelve months. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) and (b) — Exhibits.

The exhibits listed on the Exhibit Index beginning on page 211 of this Form 10-K are filed herewith or are incorporated herein by reference.

(a)(1) and (c) — Financial Statements

Financial Statements: The Financial Statements and related Financial Statements Schedule of Surgical Care Affiliates are included herein in Part II, Item 8.

The following audited and unaudited consolidated financial statements of ASC Operators, LLC are presented pursuant to Rule 3-09 of Regulation S-X:

ASC Operators, LLC

Unaudited Consolidated Financial Statements

December  31, 2013

INDEX

Unaudited Consolidated Financial Statements

ASC Operators, LLC

Unaudited Consolidated Balance Sheet

(In thousands of U.S. dollars)

DECEMBER 31 2013
Assets
Current assets
Cash and cash equivalents	$7,361
Accounts receivable, net of allowance for doubtful accounts ($210)	9,011
Due from related party	871
Prepaids and other current assets	295

Total current assets	17,538
Property and equipment, net of accumulated depreciation ($12,185)	11,030
Goodwill	26,534
Intangible assets, net of accumulated amortization ($643)	1,254

Total assets	$56,356

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,863
Accounts payable	1,689
Accrued payroll	273
Other current liabilities	936
Due to related party	1,735

Total current liabilities	10,496
Long-term debt, net of current portion	459
Other long-term liabilities	13

Total liabilities	10,968

Commitments and contingent liabilities
Equity
Members’ equity	29,117

Noncontrolling interests	16,271

Total equity	45,388

Total liabilities and equity	$56,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Unaudited Consolidated Statement of Operations

(In thousands of U.S. dollars)

Year Ended December 31 2013
Net operating revenues:
Net patient revenues	$58,309
Other revenues	100

Total net operating revenues	58,409
Operating expenses:
Salaries and benefits	15,257
Supplies	10,066
Professional and contractual services	3,454
Other operating expenses	3,796
Depreciation and amortization Occupancy costs	1,966 1,738
Provision for doubtful accounts	1,183
Loss on sale of property and equipment	86

Total operating expenses	37,546

Operating income	20,863
Interest expense	42

Net income	20,821

Less: Net income attributable to noncontrolling interests	(10,232)

Net income attributable to ASC Operators	$10,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Unaudited Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars)

	SCA	Sutter	Total Members Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$16,367	$18,418	$34,785	$15,953	$50,738

Net income	5,189	5,400	10,589	10,232	20,821
Distributions to members	(8,883)	(9,245)	(18,128)	—	(18,128)
Contributions from members	915	952	1,867	621	2,488
Distributions to noncontrolling interests	—	—	—	(10,531)	(10,531)

Balance at December 31, 2013	$13,588	$15,525	$29,117	$16,271	$45,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Unaudited Consolidated Statement of Cash Flows

(In thousands of U.S. dollars)

YEAR ENDED DECEMBER 31 2013
Cash flows from operating activities
Net income	$20,821
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	1,183
Depreciation and amortization	1,966
Loss on disposal of assets	86
Increase in assets
Accounts receivable	(2,071)
Other assets	(119)
Increase in liabilities
Accounts payable	388
Accrued payroll	3
Accrued interest	1
Other liabilities	758

Net cash provided by operating activities	23,016

Cash flows from investing activities
Capital expenditures	(7,935)
Proceeds from disposal of assets	7
Changes in due to/from related party	(1,295)

Net cash provided used in investing activities	(9,223)

Cash flows from financing activities
Borrowings under construction loan and long-term debt	6,094
Principal payments on long-term debt	(151)
Principal payments under capital lease obligations	(367)
Capital contributions	1,867
Contributions from noncontrolling interests of consolidated affiliates	621
Distributions to members	(18,128)
Distributions to noncontrolling interests of consolidated affiliates	(10,531)

Net cash used in financing activities	(20,595)

Change in cash and cash equivalents	(6,802)

Cash and cash equivalents at beginning of period	14,163

Cash and cash equivalents at end of period	$7,361

Supplemental cash flow information:
Cash paid during the year for interest	$24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Notes to Unaudited Consolidated Financial Statements

(Amounts in tables are in thousands of U. S. dollars unless otherwise indicated)

1.	DESCRIPTION OF THE BUSINESS

Nature of Operations

ASC Operators, LLC (“ASC Operators,” the “Company” or “we”), a California limited liability company, was formed on May 2, 2007, primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) in the Sacramento, California, metropolitan area. ASC Operators is a 51% owned subsidiary of Sutter Health. Surgery Centers – West Holdings, LLC, a California limited liability company and a subsidiary of Surgical Care Affiliates, LLC (SCA), owns 49% of ASC Operators. As of December 31, 2013, the Company had an interest in and/or operated six ASCs in the Sacramento, California, metropolitan area. Our ASCs primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such financial statements include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; and (6) economic lives and fair value of leased assets. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

Revenue Recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits reduced by the amount of outstanding checks and drafts where the right of offset exists for these bank accounts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has not experienced any losses on such deposits.

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable, as of the end of each of the reporting periods, is as follows:

AS OF DECEMBER 31 2013
Managed care and other discount plans	53%
Medicare	40
Workers’ compensation	6
Patients and other third-party payors	1

Total	100%

We recognize that revenues and accounts receivable from government agencies are significant to our operations; however, we do not believe there are significant credit risks associated with these government agencies.

We also recognize that revenue and accounts receivable from managed care and other discount plans are significant to our operations. Because the category of managed care and other discount plans is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

Property and Equipment

We report improvements and equipment at cost, net of asset impairment. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years
Leasehold improvements	5 to 20
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligations:
Equipment	3 to 5

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. Capitalized interest for the year ended December 31, 2013 was approximately $19,000.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of operations.

For operating leases, we recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease.

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

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing each year. We have no accumulated impairment of goodwill for the year ended December 31, 2013.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features and current market rates.

Noncontrolling Interest in Consolidated Affiliates

The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded a noncontrolling interest in the earnings and equity of such affiliates. We record adjustments to noncontrolling interest for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon the portion of the subsidiaries they own. Distributions to holders of noncontrolling interests reduce the respective noncontrolling interest holders’ balance.

Newly Issued Authoritative Guidance

We do not believe any recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

AS OF DECEMBER 31 2013
Leasehold improvements	$4,363
Furniture, fixtures and equipment	12,144

16,507
Less: Accumulated depreciation and amortization	(12,185)

4,322

Construction in progress	6,708

Property and equipment, net	$11,030

Depreciation expense for the year ended December 31, 2013, was approximately $1.7 million and is included in the consolidated statement of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

YEAR ENDED DECEMBER 31 2013
Assets under capital lease obligations:
Equipment	$1,099
Accumulated amortization	(796)

Assets under capital lease obligations, net	$303

Amortization expense	$350

Rent Expense:
Minimum rent payments	$1,602
Contingent and other rents	206

Total rent expense	$1,808

Leases

Future minimum lease payments at December 31, 2013 for those leases of ASC Operators, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

Year Ending December 31
2014	$1,645
2015	1,619
2016	1,583
2017	1,620
2018	1,153
2019 and thereafter	4,565

$12,185

4.	GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the period ended December 31, 2013. There was no change in goodwill for the year ended December 31, 2013.

We performed impairment reviews and concluded that no goodwill impairment existed.

5.	LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

AS OF DECEMBER 31 2013
Notes payable	$6,322
Less: Current portion	(5,863)

Long-term debt, net of current portion	$459

$5.7 million of the Notes payable balance relates to a no-interest construction loan classified in the current portion of long-term debt. We expect to refinance the construction loan after completion of the construction activity.

The following chart shows scheduled principal payments due on long-term debt for the next five years:

Year Ending December 31
2014	$5,863
2015	189
2016	159
2017	90
2018	21

Total	$6,322

6.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to ASC Operators, LLC ownership interest in its subsidiaries on ASC Operators, LLC equity:

YEAR ENDED DECEMBER 31 2013
Net income attributable to ASC Operators	$10,589
(Decrease) increase in equity due to sales to noncontrolling interests	—
Decrease in equity due to purchases from noncontrolling interests	—

Change from net income attributable to ASC Operators	$10,589

7.	RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $0.9 million from Surgical Care Affiliates, LLC and related affiliates for services at December 31, 2013, and such amounts are classified as due from related party in the accompanying consolidated balance sheets. The surgery centers owed Sutter Health and related entities $1.7 million for services at December 31, 2013, and such amounts were classified as due to related party in the accompanying consolidated balance sheets.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through March 24, 2014, and concluded that there were no material subsequent events.

ASC Operators, LLC

Audited Consolidated Financial Statements

December  31, 2012 and 2011

Independent Auditor’s Report

To Board of Directors and Members of

ASC Operators, LLC:

We have audited the accompanying consolidated financial statements of ASC Operators, LLC and its subsidiaries (“the Company”), which comprise the consolidated balance sheets as of December 31, 2012, and December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2012.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASC Operators, LLC and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for the two years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Birmingham, AL

March 24, 2014

ASC Operators, LLC

Consolidated Balance Sheets

(In thousands of U.S. dollars)

	DECEMBER 31 2012	DECEMBER 31 2011
Assets
Current assets
Cash and cash equivalents	$14,163	$3,292
Accounts receivable, net of allowance for doubtful accounts (2012 - $241; 2011 - $377)	8,124	6,810
Due from related party	882	5,788
Prepaids and other current assets	175	763

Total current assets	23,344	16,653
Property and equipment, net of accumulated depreciation (2012 - $11,852; 2011 - $10,400)	4,909	4,257
Goodwill	26,534	22,848
Intangible assets, net of accumulated amortization (2012 - $398; 2011 - $119)	1,499	269

Total assets	$56,286	$44,027

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$460	$420
Accounts payable	1,302	1,064
Accrued payroll	270	731
Other current liabilities	167	997
Due to related party	3,041	—

Total current liabilities	5,240	3,212
Long-term debt, net of current portion	287	285
Other long-term liabilities	21	13

Total liabilities	5,548	3,510

Commitments and contingent liabilities

Equity

Members’ equity	34,785	27,238

Noncontrolling interests	15,953	13,279

Total equity	50,738	40,517

Total liabilities and equity	$56,286	$44,027

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Consolidated Statements of Operations

(In thousands of U.S. dollars)

	Year Ended December 31 2012	Year Ended December 31 2011
Net operating revenues:
Net patient revenues	$60,591	$58,639
Other revenues	65	67

Total net operating revenues	60,656	58,706
Operating expenses:
Salaries and benefits	15,173	12,158
Supplies	8,960	7,708
Other operating expenses	6,940	7,951
Depreciation and amortization Occupancy costs	1,861 1,600	1,277 1,480
Provision for doubtful accounts	1,067	817
Loss (gain) on disposal of assets	2	(29)

Total operating expenses	35,603	31,362

Operating income	25,053	27,344
Interest expense	35	6
Interest income	(1)	(1)

Net income	25,019	27,339

Less: Net income attributable to noncontrolling interests	(11,048)	(11,208)

Net income attributable to ASC Operators	$13,971	$16,131

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars)

	SCA	Sutter	Total Members Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$13,802	$14,503	$28,305	$9,715	$38,020

Net income	7,292	8,839	16,131	11,208	27,339
Distributions to members	(7,806)	(8,125)	(15,931)	—	(15,931)
Net change in equity related to purchase/(sale) of ownership interests	(619)	(648)	(1,267)	4,147	2,880
Distributions to noncontrolling interests	—	—	—	(11,791)	(11,791)

Balance at December 31, 2011	$12,669	$14,569	$27,238	$13,279	$40,517

Net income	6,846	7,125	13,971	11,048	25,019
Distributions to members	(3,148)	(3,276)	(6,424)	—	(6,424)
Contributions from members	—	—	—	—	—
Net change in equity related to purchase/(sale) of ownership interests	—	—	—	2,176	2,176
Distributions to noncontrolling interests	—	—	—	(10,550)	(10,550)

Balance at December 31, 2012	$16,367	$18,418	$34,785	$15,953	$50,738

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	YEAR ENDED DECEMBER 31 2012	YEAR ENDED DECEMBER 31 2011
Cash flows from operating activities
Net income	$25,019	$27,339
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	1,067	817
Depreciation and amortization	1,861	1,277
Loss (gain) on disposal of assets	2	(29)
(Increase) decrease in assets, net of business combinations
Accounts receivable	(2,040)	(796)
Other assets	594	(121)
Increase (decrease) in liabilities, net of business combinations
Accounts payable	(89)	38
Accrued payroll	(462)	(5)
Other liabilities	(824)	(22)
Other, net	(54)	—

Net cash provided by operating activities	25,074	28,498

Cash flows from investing activities
Capital expenditures	(1,586)	(912)
Proceeds from disposal of assets	268	259
Business acquisitions, net of cash acquired of 2012 - $169; 2011 - $211	(3,281)	(3,934)
Changes in due to/from related party	7,947	1,511

Net cash provided by (used in) investing activities	3,348	(3,076)

Cash flows from financing activities
Principal payments on long-term debt	(65)	—
Principal payments under capital lease obligations	(512)	(138)
Distributions to members	(6,424)	(15,931)
Distributions to noncontrolling interests of consolidated affiliates	(10,550)	(11,791)
Repurchase of equity interests of consolidated affiliates	—	(758)
Other	—	—

Net cash used in financing activities	(17,551)	(28,618)

Change in cash and cash equivalents	10,871	(3,196)

Cash and cash equivalents at beginning of period	3,292	6,488

Cash and cash equivalents at end of period	$14,163	$3,292

Supplemental cash flow information:
Cash paid during the year for interest	$14	$6

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases Repurchase of equity interests in consolidated affiliates	202 —	843 (509)

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Notes to Consolidated Financial Statements

(Amounts in tables are in thousands of U. S. dollars unless otherwise indicated)

1.	DESCRIPTION OF THE BUSINESS

Nature of Operations

ASC Operators, LLC (“ASC Operators,” the “Company” or “we”), a California limited liability company, was formed on May 2, 2007, primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) in the Sacramento, California, metropolitan area. ASC Operators is a 51% owned subsidiary of Sutter Health. Surgery Centers — West Holdings, LLC, a California limited liability company and a subsidiary of Surgical Care Affiliates, LLC (SCA), owns 49% of ASC Operators. As of December 31, 2012, the Company had an interest in and/or operated six ASCs in the Sacramento, California, metropolitan area. Our ASCs primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such financial statements include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

2.	ACQUISITIONS

Effective May 1, 2012, we purchased a controlling interest in a multi-specialty surgery center located in Roseville, California for $3.5 million and entered into a management services agreement with the facility.

The fair values of assets and liabilities assumed May 1, 2012 are as follows:

Cash	$169
Accounts receivable	341
Fixed assets	716
Other assets	6
Noncompete agreements	198
Certificates of need	126
Management agreements	1,185
Goodwill	3,686
Noncontrolling interests	(2,176)
Accounts payable and other liabilities	(801)

Net assets acquired	$3,450

Effective January 1, 2011, we purchased a controlling interest in a multi-specialty surgery center located in Sacramento, California for $4.1 million in cash and entered into a management services agreement with the facility.

The fair values of assets and liabilities assumed January 1, 2011 are as follows:

Cash	$211
Accounts receivable	265
Fixed assets	769
Noncompete agreements	237
Licenses	151
Goodwill	6,675
Noncontrolling interests	(3,928)
Accounts payable and other liabilities	(235)

Net assets acquired	$4,145

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; and (6) economic lives and fair value of leased assets. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

Revenue Recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits reduced by the amount of outstanding checks and drafts where the right of offset exists for these bank accounts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has not experienced any losses on such deposits.

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable, as of the end of each of the reporting periods, is as follows:

	As of December 31
	2012	2011
Managed care and other discount plans	52%	56%
Medicare	16	14
Workers’ compensation	22	24
Medicaid	5	6
Patients and other third-party payors	5	—

Total	100%	100%

We recognize that revenues and accounts receivable from government agencies are significant to our operations; however, we do not believe there are significant credit risks associated with these government agencies.

We also recognize that revenue and accounts receivable from managed care and other discount plans are significant to our operations. Because the category of managed care and other discount plans is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

Property and Equipment

We report improvements and equipment at cost, net of asset impairment. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years
Leasehold improvements	5 to 20
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligations: Equipment	3 to 5

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. No interest was capitalized during the years ended December 31, 2012 and 2011.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of operations.

For operating leases, we recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease.

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

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We have no accumulated impairment of goodwill for the periods ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features and current market rates.

Noncontrolling Interest in Consolidated Affiliates

The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded a noncontrolling interest in the earnings and equity of such affiliates. We record adjustments to noncontrolling interest for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon the portion of the subsidiaries they own. Distributions to holders of noncontrolling interests reduce the respective noncontrolling interest holders’ balance.

Newly Issued Authoritative Guidance

Goodwill Impairment Testing. In September 2011, the FASB issued accounting guidance related to goodwill impairment testing. The guidance allows an entity to elect to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance refers to several factors to consider when performing the qualitative analysis, including macroeconomic factors, industry factors and entity-specific factors. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill as of October 1 of each year. The adoption of this new accounting guidance did not have a material impact on the Company’s financial statements.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31
	2012	2011
Leasehold improvements	$4,222	$3,781
Furniture, fixtures and equipment	12,052	10,824

	16,274	14,605
Less: Accumulated depreciation and amortization	(11,852)	(10,400)

	4,422	4,205

Construction in progress	487	52

Property and equipment, net	$4,909	$4,257

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $1.6 million and $1.2 million, respectively, and is included in the consolidated statements of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

	YEAR ENDED DECEMBER 31 2012	YEAR ENDED DECEMBER 31 2011
Assets under capital lease obligations: Equipment	$1,045	$843
Accumulated amortization	(447)	(94)

Assets under capital lease obligations, net	$598	$749

Amortization expense	$268	$94

Rent Expense:
Minimum rent payments	$1,589	$1,325
Contingent and other rents	223	384

Total rent expense	$1,812	$1,709

Leases

Future minimum lease payments at December 31, 2012 for those leases of ASC Operators, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

Year ending December 31,	Operating Leases	Capital Lease Obligations	Total
2013	$955	$368	$1,323
2014	734	2	736
2015	508	1	509
2016	305	1	306
2017	35	—	35
2018 and thereafter	327	—	327

	$2,864	372	$3,236

Less: interest portion		(4)

Obligations under capital leases		$368

5.	GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the periods ended December 31, 2012 and 2011.

The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011:

	YEAR ENDED DECEMBER 31 2012	YEAR ENDED DECEMBER 31 2011
Balance at beginning of period	$22,848	$16,463
Acquisitions (Note 2)	3,686	6,675
Other	—	(290)

Balance at end of period	$26,534	$22,848

We performed impairment reviews and concluded that no goodwill impairment existed.

6.	LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	As of December 31
	2012	2011
Capital lease obligations	$368	$705
Notes payable	379	—

	747	705
Less: Current portion	(460)	(420)

Long-term debt, net of current portion	$287	$285

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

Year Ending December 31
2013	$460
2014	103
2015	109
2016	75
2017	—
Thereafter	—

Total	$747

7.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to ASC Operators, LLC ownership interest in its subsidiaries on ASC Operators, LLC equity:

	YEAR ENDED DECEMBER 31 2012	YEAR ENDED DECEMBER 31 2011
Net income attributable to ASC Operators	$13,971	$16,131
(Decrease) increase in equity due to sales to noncontrolling interests	—	(271)
Decrease in equity due to purchases from noncontrolling interests	—	(996)

Change from net loss attributable to ASC Operators and transfers to/from noncontrolling interests	$13,971	$14,864

8.	RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $0.9 million and $5.8 million from Surgical Care Affiliates, LLC and related affiliates for services at December 31, 2012 and 2011, respectively, and such amounts are classified as due from related party in the accompanying consolidated balance sheets. The surgery centers owed Sutter Health and related entities $3.0 million for services at December 31, 2012, and such amounts were classified as due to related party in the accompanying consolidated balance sheets.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through March 24, 2014, and concluded that there were no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24th day of March, 2014.

SURGICAL CARE AFFILIATES, INC.

By:	/s/ Andrew P. Hayek
Andrew P. Hayek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew P. Hayek Andrew P. Hayek	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2014

/s/ Peter J. Clemens Peter J. Clemens	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 24, 2014

* Thomas C. Geiser	Director	March 24, 2014

* Sharad Mansukani, M.D.	Director	March 24, 2014

* Todd B. Sisitsky	Director	March 24, 2014

* Jeffrey K. Rhodes	Director	March 24, 2014

* Curtis S. Lane	Director	March 24, 2014

* Frederick A. Hessler	Director	March 24, 2014

*	Richard L. Sharff, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Richard L. Sharff, Jr.
Richard L. Sharff, Jr. Attorney in fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of ASC Acquisition LLC

3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

4.1	Registration Rights Agreement by and among Surgical Care Affiliates, Inc. and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.1	Amendment and Restatement Agreement dated as of June 30, 2011, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, under the Credit Agreement dated as of June 29, 2007, as amended, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.2	Incremental Amendment dated as of May 8, 2013, among ASC Acquisition LLC, Surgical Care Affiliates, LLC, the Incremental Lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement dated as of June 29, 2007, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.3	Pledge and Security Agreement dated as of June 29, 2007, among Surgical Care Affiliates LLC, ASC Acquisition LLC, certain subsidiaries of Surgical Care Affiliates, LLC identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.4	Supplement No. 1 dated as of December 16, 2010, to the Pledge and Security Agreement dated as of June 29, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.5	Guaranty dated as of June 29, 2007, among ASC Acquisition LLC, Surgical Care Affiliates, LLC, certain subsidiaries of Surgical Care Affiliates, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.6	Supplement No. 1 dated as of December 16, 2010, to the Guaranty dated as of June 29, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.7	Reaffirmation Agreement dated as of June 30, 2011, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, certain subsidiaries of Surgical Care Affiliates, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer for the Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.8*	Conformed copy of Surgical Care Affiliates, Inc. Management Equity Incentive Plan, adopted November 16, 2007, reflecting amendments through May 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

Exhibit Number	Description

10.9*	Form of Time-Based Option Award Under the Management Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.10*	Conformed copy of Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan, adopted June 24, 2008, reflecting amendments through February 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.11*	Form of Option Award to Directors Under the Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.12*	Restricted Equity Unit Grant Agreement dated July 24, 2008, between Surgical Care Affiliates LLC, ASC Acquisition LLC and Andrew Hayek (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.13*	Form of Restricted Equity Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.14*	Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan

10.15*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Andrew P. Hayek (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.16*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Joseph T. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.17*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Michael A. Rucker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.18*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.19*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Richard L. Sharff, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.20	Lease Agreement, dated as of October 31, 2007, by and between Riverchase Tower, LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.21	Lease Amendment Agreement No. 1, dated as of June 20, 2012, by and between Surgical Care Affiliates, LLC and Riverchase Office, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.22	Standard Office Lease, dated as of May 10, 2010, by and between Long Ride Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.23	First Amendment to Lease (Corporate 500 Centre), dated as of April 13, 2011, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

Exhibit Number	Description

10.24	Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.25*	Option Net-Settlement Exercise Agreement, dated October 8, 2013, among ASC Acquisition LLC, Surgical Care Affiliates, LLC and Joseph T. Clark (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 16, 2013)

10.26*	Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated December 7, 2012

10.26A*	Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated January 23, 2014

10.27*	Letter Agreement between Surgical Care Affiliates, Inc. and Frederick A. Hessler, dated October 1, 2013

10.28*	Letter Agreement between Surgical Care Affiliates, Inc. and Curtis S. Lane, dated December 7, 2012

10.29*	Letter Agreement between Surgical Care Affiliates, Inc. and Sharad Mansukani, dated December 7, 2012

10.30*	Form of Surgical Care Affiliates, Inc. Indemnity Agreement

10.31*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Directors Grants)

10.32*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Employee Grants)

10.33*	Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan

21.1	List of subsidiaries of Surgical Care Affiliates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensation plan or arrangement