Form 10-Q
period 2014-03-31
Surgical Care Affiliates, Inc.
filed 2014-05-13
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 12, 2014
Common stock, $0.01 par value	38,283,890 shares

SURGICAL CARE AFFILIATES, INC.

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to ASC Acquisition LLC and its consolidated affiliates prior to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013 (the “Conversion”), and to Surgical Care Affiliates, Inc. and its consolidated subsidiaries after the Conversion. In addition, unless the context otherwise indicates or requires, the term “SCA” refers to Surgical Care Affiliates, LLC, our direct operating subsidiary.

Pursuant to the Conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc. at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the Conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted stock unit of Surgical Care Affiliates, Inc. For the convenience of the reader, except as the context otherwise requires, all information included in this Quarterly Report on Form 10-Q is presented giving effect to the Conversion.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	MARCH 31, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents	$90,357	$85,816
Restricted cash	30,819	25,031
Accounts receivable, net of allowance for doubtful accounts (2014 - $11,699; 2013 - $11,918)	84,243	91,783
Receivable from nonconsolidated affiliates	14,872	12,331
Prepaids and other current assets	28,398	19,609
Current assets related to discontinued operations	142	297

Total current assets	248,831	234,867
Property and equipment, net of accumulated depreciation	197,200	199,872
Goodwill	742,279	744,096
Intangible assets, net of accumulated amortization Deferred debt issue costs	60,373 7,493	61,936 8,321
Investment in and advances to nonconsolidated affiliates	163,839	168,824
Other long-term assets	4,398	2,140
Assets related to discontinued operations	59	2,361

Total assets (a)	$1,424,472	$1,422,417

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$21,934	$23,166
Accounts payable	26,982	27,915
Accrued payroll	21,372	26,322
Accrued interest	140	446
Accrued distributions	26,808	27,601
Payable to nonconsolidated affiliates	70,748	68,455
Deferred income tax liability	356	477
Other current liabilities	25,549	23,021
Current liabilities related to discontinued operations	55	167

Total current liabilities	193,944	197,570
Long-term debt, net of current portion	653,364	649,722
Deferred income tax liability	117,759	116,221
Other long-term liabilities	19,503	20,651
Liabilities related to discontinued operations	—	380

Total liabilities (a)	984,570	984,544

Commitments and contingent liabilities (Note 13)
Noncontrolling interests – redeemable (Note 7)	19,704	21,902

Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 38,271 and 38,166 shares outstanding, respectively	383	382
Additional paid-in capital	413,442	413,419
Accumulated other comprehensive loss	—	—
Accumulated deficit	(207,881)	(208,115)

Total Surgical Care Affiliates’ equity	205,944	205,686

Noncontrolling interests – non-redeemable (Note 7)	214,254	210,285

Total equity	420,198	415,971

Total liabilities and equity	$1,424,472	$1,422,417

(a)	Our consolidated assets as of March 31, 2014 and December 31, 2013 include total assets of a variable interest entity (“VIE”) of $50.7 million and $49.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of March 31, 2014 and December 31, 2013 include total liabilities of the VIE of $13.2 million and $12.2 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.7 million and $4.0 million of debt guaranteed by us at March 31, 2014 and December 31, 2013, respectively. See further description in Note 3, Summary of Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net operating revenues:
Net patient revenues	$177,844	$184,130
Management fee revenues	13,085	4,989
Other revenues	5,068	2,872

Total net operating revenues	195,997	191,991
Equity in net income of nonconsolidated affiliates	5,699	5,667
Operating expenses:
Salaries and benefits	70,838	60,252
Supplies	42,057	41,939
Other operating expenses	29,464	29,613
Depreciation and amortization	12,021	10,350
Occupancy costs	7,228	6,428
Provision for doubtful accounts	3,034	2,858
Impairment of intangible and long-lived assets	515	—
(Gain) loss on disposal of assets	(37)	189

Total operating expenses	165,120	151,629

Operating income	36,576	46,029
Interest expense	7,947	13,961
Interest income	(48)	(59)
Loss on sale of investments	4,312	1,096

Income from continuing operations before income tax expense	24,365	31,031
Provision for income tax expense	1,758	3,370

Income from continuing operations	22,607	27,661
Income (loss) from discontinued operations, net of income tax expense	95	(1,426)

Net income	22,702	26,235

Less: Net income attributable to noncontrolling interests	(22,468)	(27,671)

Net income (loss) attributable to Surgical Care Affiliates	$234	$(1,436)

Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.01	$.00
Discontinued operations attributable to Surgical Care Affiliates	$.00	$(.05)

Net income (loss) per share attributable to Surgical Care Affiliates	$.01	$(.05)

Basic weighted average shares outstanding (in thousands)	38,315	30,343

Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.01	$.00
Discontinued operations attributable to Surgical Care Affiliates	$.00	$(.05)

Net income (loss) per share attributable to Surgical Care Affiliates	$.01	$(.05)
Diluted weighted average shares outstanding (in thousands)	39,958	30,343

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net income	$22,702	$26,235
Other comprehensive income:
Unrealized gain on interest rate swap	—	847

Total other comprehensive income	—	847
Comprehensive income	22,702	27,082
Comprehensive income attributable to noncontrolling interests	(22,468)	(27,671)

Comprehensive income (loss) attributable to Surgical Care Affiliates	$234	$(589)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Surgical Care Affiliates Equity	Noncontrolling Interests- Non-redeemable	Total Equity
Balance at December 31, 2012	$313,153	$(8,327)	$(157,309)	$147,517	$172,494	$320,011
Net (loss) income	—	—	(1,436)	(1,436)	21,661	20,225
Other comprehensive income	—	847	—	847	—	847
Stock compensation	68	—	—	68	—	68
Net change in equity related to amendments in agreements with noncontrolling interests (Note 7)	—	—	—	—	1,704	1,704
Net change in equity related to purchase of ownership interests	422	—	—	422	(327)	95
Contributions from noncontrolling interests	—	—	—	—	260	260
Change in distribution accrual	—	—	—	—	1,591	1,591
Distributions to noncontrolling interests	—	—	—	—	(19,235)	(19,235)

Balance at March 31, 2013	$313,643	$(7,480)	$(158,745)	$147,418	$178,148	$325,566

				Accumulated Other		Total Surgical Care	Noncontrolling
	Common Stock		Additional	Comprehensive	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2013	38,166	$382	$413,419	$—	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	—	234	234	18,405	18,639
Stock options exercised	105	1	91	—	—	92	—	92
Stock compensation	—	—	661	—	—	661	—	661
Net change in equity related to purchase of ownership interests	—	—	(729)	—	—	(729)	3,621	2,892
Change in distribution accrual	—	—	—	—	—	—	(313)	(313)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,744)	(17,744)

Balance at March 31, 2014	38,271	$383	$413,442	$—	$(207,881)	$205,944	$214,254	$420,198

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U. S. dollars)

(Unaudited)

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from operating activities
Net income	$22,702	$26,235
(Income) loss from discontinued operations	(95)	1,426
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	3,034	2,858
Depreciation and amortization	12,021	10,350
Amortization of deferred issuance costs	829	746
Impairment of long-lived assets	515	—
Realized loss on sale of investments	4,312	1,096
(Gain) loss on disposal of assets	(37)	189
Equity in net income of nonconsolidated affiliates	(5,699)	(5,667)
Distributions from nonconsolidated affiliates	14,475	14,048
Deferred income tax	1,417	3,423
Stock compensation	661	68
Change in fair value of interest rate swap	190	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	4,532	(2,688)
Other assets	(10,568)	2,385
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(1,251)	(1,287)
Accrued payroll	(4,873)	(425)
Accrued interest	(306)	(7,258)
Other liabilities	2,347	(3,927)
Other, net	150	654
Net cash provided by (used in) operating activities of discontinued operations	57	(1,024)

Net cash provided by operating activities	44,413	41,202

Cash flows from investing activities
Capital expenditures	(8,502)	(7,782)
Proceeds from disposal of assets	44	473
Proceeds from sale of business	2,744	—
Proceeds from sale of equity interests of nonconsolidated affiliates	888	2,362
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	2,375	2,069
Decrease in cash related to conversion of consolidated affiliates to equity interests	(30)	(116)
(Increase) decrease in restricted cash	(5,788)	1,325
Net settlements on interest rate swap	(392)	(824)
Business acquisitions, net of cash acquired $100	(1,935)	—
Purchase of equity interests in nonconsolidated affiliates	(3,999)	—
Other	(2,856)	—
Net cash provided by investing activities of discontinued operations	—	11

Net cash used in investing activities	$(17,451)	$(2,482)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of U. S. dollars)

(Unaudited)

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$5,989	$13,192
Principal payments on line of credit arrangements and long-term debt	(3,287)	(2,416)
Principal payments under capital lease obligations	(1,993)	(1,671)
Distributions to noncontrolling interests of consolidated affiliates	(24,558)	(25,764)
Contributions from noncontrolling interests of consolidated affiliates	—	385
Proceeds from sale of equity interests of consolidated affiliates	2,264	—
Repurchase of equity interests of consolidated affiliates	(957)	(551)
Proceeds from exercise of stock options	91	—
Other	—	(30)

Net cash used in financing activities	(22,451)	(16,855)

Change in cash and cash equivalents	4,511	21,865
Cash and cash equivalents at beginning of period	85,816	118,725
Cash and cash equivalents of discontinued operations at beginning of period	13	70
Less: Cash and cash equivalents of discontinued operations at end of period	17	(36)

Cash and cash equivalents at end of period	$90,357	$140,624

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$1,765	$1,828
Goodwill attributable to sale of surgery centers	752	—
Net investment in consolidated affiliates that became equity method facilities	970	528
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	3,180	116

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation on October 30, 2013 (the “Conversion”). Pursuant to the Conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates underlying such converted options. In connection with the Conversion, the exercise prices of such converted options were adjusted accordingly. Upon conversion, all outstanding restricted stock units of ASC Acquisition LLC were converted into one restricted stock unit of Surgical Care Affiliates. All share and per share amounts have been adjusted to reflect these conversion amounts throughout these financial statements.

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of March 31, 2014, the Company operated in 34 states and had an interest in and/or operated 169 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana, Texas and North Carolina. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the three-months ended March 31, 2014, our portfolio of facilities changed as follows:

•	we acquired a controlling interest in two ASCs, that we consolidate;

•	we deconsolidated one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method investment);

•	we acquired a noncontrolling interest in one ASC that we hold as an equity method investment (this facility was previously accounted for as a managed-only entity);

•	we closed two consolidated ASCs;

•	we sold a non-strategic consolidated ASC; and

•	we sold our interest in one nonconsolidated ASC.

Business Structure

We operate our facilities through strategic relationships with approximately 2,000 physician partners and often with healthcare systems that have strong local market positions and we believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company serves as the general partner, limited partner, managing member or member. We account for our 175 facilities as follows:

AS OF MARCH 31, 2014
Consolidated facilities	85
Equity method facilities	61
Managed-only facilities	29

Total facilities	175

In addition, at March 31, 2014, we provided perioperative consulting services to 13 facilities, which are not included in the facility count.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions for Form 10-Q, Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and the SEC’s regulations for interim financial information. Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2013 consolidated financial statements included in our 2013 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS AND CLOSURES

Acquisitions

In January 2014, the owners and operators of a non-SCA affiliated ASC located in Riverside, CA (the “Riverside facility”) contributed substantially all of its assets to a current SCA facility located in Riverside, CA (the “Existing facility”), which is a consolidated affiliate, in exchange for a 10.3% limited partnership equity interest in the Existing facility. Operations of the two facilities were consolidated into the Existing facility, and the Riverside facility ceased operations. We immediately impaired $0.2 million of property and equipment and $0.1 million of intangible assets that we will not utilize after the transaction. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$68
Accounts receivable	229
Other current assets	5

Total current assets	302

Property and equipment	400
Goodwill	652
Intangible assets	118

Total assets	$1,472

Liabilities
Current liabilities
Accounts payable and other current liabilities	$111

Total current liabilities	111

Total liabilities	$111

In February 2014, the owners and operators of a non-SCA affiliated ASC located in Sartell, MN (the “Sartell facility”) contributed 100% of their ownership interests in the Sartell facility to a current SCA facility located in St. Cloud, MN (the “St. Cloud facility”), which is a consolidated affiliate, in exchange for a 4.9% limited partnership equity interest in the St. Cloud facility and cash in the amount of $1.7 million. In addition, we acquired newly issued units of the St. Cloud facility for $1.7 million in cash. We immediately impaired $0.3 million of intangible assets that we will not utilize after the transaction. The Sartell and St. Cloud facilities continued to operate in separate locations until the Sartell facility ceased operations on March 27, 2014. The St. Cloud facility is consolidated. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$32
Accounts receivable	376
Other current assets	69

Total current assets	477

Property and equipment	551
Goodwill	3,471
Intangible assets	890

Total assets	$5,389

Liabilities
Current liabilities
Accounts payable and other current liabilities	$689

Total current liabilities	689

Total liabilities	$689

The purchase price allocations for the above transactions are preliminary and subject to adjustment.

Also during the three-months ended March 31, 2014, an indirect wholly-owned subsidiary of SCA purchased for $2.5 million a noncontrolling interest in a joint venture entity that owns and operates an ASC in Fishers, Indiana. The ASC was previously accounted for as managed-only and will now be an equity method investment.

Deconsolidations

During the three-month period ended March 31, 2014, we completed one deconsolidation transaction. In the transaction, we sold a controlling equity interest and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Loss on sale of investments in the accompanying condensed consolidated statements of operations.

During the three-month period ended March 31, 2013, we completed one deconsolidation transaction. In the transaction, we sold a controlling equity interest and transferred certain control rights in an ASC to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Loss on sale of investments in the accompanying condensed consolidated statements of operations.

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

Closures and Sales

During the three-months ended March 31, 2014, we closed the Riverside and Sartell facilities. Each of these facilities was purchased in the first quarter of 2014; the Riverside facility was closed immediately after the purchase was completed and the Sartell facility was closed after operating for a short period of time after the purchase. The operations of each of these facilities were absorbed into existing SCA consolidated facilities.

During the three-months ended March 31, 2014, we sold all of our interest in two ASCs. We recorded a pre-tax gain of approximately $0.2 million as a result of the sales. The gain on these transactions is recorded in Loss on sale of investments in the accompanying condensed consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

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

We use the equity method to account for our investments in affiliates with respect to which we do not have control rights but have the ability to exercise significant influence over operating and financial policies. Assets, liabilities, revenues and expenses are reported in the respective detailed line items on the consolidated financial statements for our consolidated affiliates. For our equity method affiliates, assets and liabilities are reported on a net basis in Investment in and advances to nonconsolidated affiliates in the condensed consolidated balance sheets, and revenues and expenses are reported on a net basis in Equity in net income of nonconsolidated affiliates in the condensed consolidated statements of operations. This difference in accounting treatment of equity method affiliates impacts certain financial ratios of the Company.

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

In 2012, the Company entered into a transaction whereby we transferred our interest in two consolidated facilities and cash to an entity (the “future JV”) wholly-owned by a health system in exchange for a promissory note. Concurrently, the health system transferred its interest in a facility it controlled to the future JV. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the future JV. The promissory note contains a conversion feature that allows us to convert the promissory note to a 49% equity interest in the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We also entered into management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the future JV is a VIE for which we are the primary beneficiary. Accordingly, we consolidate the future JV.

The carrying amounts and classifications of the assets and liabilities of the future JV, which are included in our March 31, 2014 and December 31, 2013 consolidated balance sheets, were as follows:

	MARCH 31, 2014	DECEMBER 31, 2013
Assets
Current assets
Accounts receivable, net	$5,213	$5,362
Other current assets	5,344	3,423

Total current assets	10,557	8,785

Property and equipment, net	14,230	14,674
Goodwill	21,154	21,154
Intangible assets	4,747	4,931

Total assets	$50,688	$49,544

Liabilities
Current liabilities
Accounts payable and other current liabilities	$3,930	$6,172

Total current liabilities	3,930	6,172

Other long-term liabilities	9,292	5,984

Total liabilities	$13,222	$12,156

The assets of the consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to us, with the exception of $4.7 million and $4.0 million of debt guaranteed by us at March 31, 2014 and December 31, 2013, respectively.

Investment in and Advances to Nonconsolidated Affiliates

Investments in entities we do not control, but in which we have the ability to exercise significant influence over the operating and financial policies of the entity, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and distributions received, amortization of definite-lived intangible assets attributable to equity method investments and impairment losses resulting from adjustments to the carrying value of the investment. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

Reclassifications and Revisions

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold, which qualify for reporting as discontinued operations.

During the quarter ended March 31, 2014, we recorded corrections to increase Loss on sale of investments by $1.0 million related to the sale of our interest in a consolidated facility during the year ended December 31, 2013, as well as to increase Equity in net income of nonconsolidated affiliates by $0.2 million relating to the sale of equity interests in a nonconsolidated facility during the year ended December 31, 2012. We do not believe these corrections are material to either our current period financial statements or our previously issued financial statements. Additionally, we do not expect these corrections to be material to our 2014 annual financial statements.

The March 31, 2013 condensed consolidated statement of operations includes reclassifications totaling $0.2 million within Supplies and Other operating expenses to conform the March 31, 2013 presentation to the March 31, 2014 presentation.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS ENDED MARCH 31,
In thousands	2014	2013
Weighted average shares outstanding	38,315	30,343
Dilutive effect of equity-based compensation plans and arrangements	1,643	—

Weighted average shares outstanding, assuming dilution	39,958	30,343

The shares used reflect the Company’s conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. 186,742 shares were excluded for the three-months ended March 31, 2013.

Reportable Segments

We have six operating segments, which aggregate into one reportable segment. Our six operating segments are generally organized geographically. For reporting purposes, we have aggregated our operating segments into one reportable segment, because the nature of the services are similar, and the businesses exhibit similar economic characteristics, processes, types and classes of customers, methods of service delivery and distribution and regulatory environments.

Net operating loss carryforwards (“NOLs”)

At March 31, 2014, we had federal net operating loss carryforwards of approximately $266.9 million. Such losses expire in various amounts at varying times beginning in 2027. These NOLs are subject to a valuation allowance. At this time, we do not believe the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any NOLs before they expire. However, we cannot assure you that will be the case.

Recent Revisions to Authoritative Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals (both consolidated investments and equity method investments) can be presented as discontinued operations and modifies related disclosure requirements. Under the new criteria, a discontinued operation is defined as a disposal of a component or group of components, which may include equity method investments, that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. The Company is in the process of evaluating the timing of implementation and the effect the new criteria will have on its results of operations and financial position.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the three-months ended March 31, 2014:

Balance at December 31, 2013	$744,096
Acquisitions (see Note 2)	4,123
Deconsolidation (see Note 2)	(5,203)
Sales and other	(737)

Balance at March 31, 2014	$742,279

NOTE 5 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net operating revenues:
Net patient revenues	$146,623	$123,130
Other revenues	1,130	1,242

Total net operating revenues	147,753	124,372
Operating expenses:
Salaries and benefits	32,686	28,993
Supplies	25,559	20,165
Other operating expenses	33,014	25,863
Depreciation and amortization	5,005	3,756

Total operating expenses	96,264	78,777

Operating income	51,489	45,595
Interest expense, net of interest income	383	306
Loss on sale of investments	—	—

Income from continuing operations before income tax expense	$51,106	$45,289

Net income	$51,093	$45,276

During the three-months ended March 31, 2014 and 2013, we recorded $5.8 million and $5.1 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in Equity in net income of nonconsolidated affiliates in the condensed consolidated financial statements.

NOTE 6 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	As of
	March 31, 2014	December 31, 2013
Credit Facility debt payable:
Class B Term Loan due 2017	213,877	214,429
Class C Term Loan due 2018	387,075	388,050
Discount of Class C Term Loan	(683)	(784)
Notes payable to banks and others	48,699	44,023
Capital lease obligations	26,330	27,170

	675,298	672,888
Less: Current portion	(21,934)	(23,166)

Long-term debt, net of current portion	$653,364	$649,722

Senior Secured Credit Facility (“Credit Facility”)

With respect to the Credit Facility, as of March 31, 2014, we had $601.0 million outstanding under the senior secured term loan facility consisting of the following:

•	$213.9 million under the Class B Term Loan due December 30, 2017. The interest rate on the Class B Term Loan was 4.23% at March 31, 2014.

•	$387.1 million under the Class C Term Loan due June 30, 2018. The interest rate on the Class C Term Loan was 4.00% at March 31, 2014.

We must repay the principal amount of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining principal amount payable in full on the maturity dates noted above.

Borrowings under each facility of the Credit Facility bear interest either at a base rate or at the London interbank market for the interest period relevant to such borrowings (“LIBOR”), as elected by SCA, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. Interest payments, along with principal amounts, are made at the end of each quarter. The following table outlines the applicable margin for each portion of the Credit Facility:

Facility	Applicable Margin (per annum)
	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%), depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%), depending upon the total leverage ratio

There was no outstanding balance under the senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of March 31, 2014 or December 31, 2013. As of March 31, 2014 the Class B Revolving Credit Facility had a capacity of $132.3 million with a maturity date of June 30, 2016.

Any utilization of the Class B Revolving Credit Facility (other than issuances of up to an aggregate of $5.0 million of letters of credit) will be subject to compliance with a total leverage ratio test. At March 31, 2014, we had approximately $2.7 million in such letters of credit outstanding.

2013 Amendment to the Credit Facility

In the second quarter of 2013, we entered into an amendment of our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Class C Term Loan Facility (“Class C Term Loan”) of $387.1 million ($386.4 million, net of discount) as of March 31, 2014. The Class C Term Loan will mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish existing debt. The interest rate on the Class C Term Loan was 4.00% at March 31, 2014.

The Credit Facility is guaranteed by the Company and certain of SCA’s direct wholly-owned domestic subsidiaries (the “guarantors”), subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a guarantor. Additionally, the Credit Facility contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Facility generally restricts SCA and SCA’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it and SCA were in compliance with these covenants as of March 31, 2014. The Amended Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Amended Credit Agreement. No such prepayment was required at March 31, 2014.

Interest Rate Swaps

The Company utilizes an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit its exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At March 31, 2014, interest rate swaps of $240.0 million remained outstanding. As a result of the amendment to the Credit Facility, we de-designated the cash flow hedging instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to Interest expense.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the period remaining until the expiration of the swap, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operation. At March 31, 2014, $1.4 million was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At March 31, 2014 and December 31, 2013, $1.4 million and $3.1 million, respectively, were included in Other long-term liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the three-months ended March 31, 2014, the liability related to the swaps decreased by $0.3 million. The net change was due to swap settlements and the change in fair value. During the three-months ended March 31, 2014, the Company recorded losses of approximately $0.2 million within Interest expense due to the changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of March 31, 2014. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 7 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$139	$(10)
Net income (loss) from discontinued operations, net of tax, attributable to Surgical Care Affiliates	95	(1,426)

Net income (loss), net of tax, attributable to Surgical Care Affiliates	$234	$(1,436)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net income (loss) attributable to Surgical Care Affiliates	$234	$(1,436)
Increase in equity due to sales to noncontrolling interests	411	119
(Decrease) increase in equity due to purchases from noncontrolling interests	(1,140)	105

Change from net loss attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$(495)	$(1,212)

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

The activity relating to the Company’s noncontrolling interests—redeemable is summarized below:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Balance at beginning of period	$21,902	$21,709
Net income attributable to noncontrolling interests	4,063	6,010
Net change in equity related to amendments in agreements with noncontrolling interests	—	(1,704)
Net change related to purchase of ownership interests	(553)	(62)
Contributions from noncontrolling interests	—	125
Change in distribution accrual	1,106	(692)
Distributions to noncontrolling interests	(6,814)	(6,529)

Balance at end of period	$19,704	$18,857

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of the authoritative guidance for fair value measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP.

The fair value of an asset or liability is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As a basis for considering assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques, as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models and lattice models).

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	March 31, 2014
	Fair Value Measurements Using			Total Assets/Liabilities at Fair Value	Valuation Technique[1]
	Level 1	Level 2	Level 3
Assets
Other long-term assets	$—	$—	$0.3	$0.3	I

Total assets	$—	$—	$0.3	$0.3

Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	1.4	—	1.4	I

Total liabilities	$—	$2.8	$—	$2.8

	December 31, 2013
	Fair Value Measurements Using			Total Assets/Liabilities at Fair Value	Valuation Technique[1]
	Level 1	Level 2	Level 3
Assets
Other long-term assets	$—	$—	$0.3	$0.3	I

Total assets	$—	$—	$0.3	$0.3

Liabilities
Other current liabilities	$—	$—	$—	$—	I
Other long-term liabilities	—	3.1	—	3.1	I

Total liabilities	$—	$3.1	$—	$3.1

[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Level 3 Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at March 31, 2014 and December 31, 2013.

Contingent Consideration

In June 2013, we acquired 100% of the interests in Health Inventures, LLC (“HI”), a surgical and physician services company, for total consideration of $20.4 million. $9.6 million of the consideration was paid to the sellers in cash, $8.9 million was placed into escrow as contingent consideration and $1.9 million was payable to certain individuals. The amount payable as contingent consideration depends in part upon the successful continuation and/or renewal of certain management agreement contracts held by HI and, in the case of renewals, will be determined by comparing the contract revenue prior to renewal against the expected contract revenue after renewal. The undiscounted range of amounts that could be paid as contingent consideration is zero to $8.9 million. As of both the acquisition date and March 31, 2014, approximately $8.6 million of contingent consideration was recognized. The fair value of the contingent consideration is a Level 3 measurement due to the lack of observable inputs.

The following table provides quantitative information associated with the fair value measurement of our recurring Level 3 inputs (in millions):

Level 3 Contingent Consideration	Level 3 Assets as of March 31, 2014	Significant Unobservable Input	Range of Inputs	Weighted Average
Income Approach	$0.3	Probabilities of retention of management contracts(a)	75% - 100%	98%

(a)	The fair value of adjustment to the contingent consideration is based on a formula driven threshold contract value set at the time of the HI transaction. The threshold contract value is a function of revenue and probability of retention of each contract over 12 to 18 months from the transaction date. Significant increases or decreases in any of the probabilities of renewal would result in a significantly lower or higher fair value measurement, respectively.

The following table provides a roll-forward of the recurring fair value balance that used Level 3 inputs (in millions):

Contingent Consideration
Beginning balance as of December 31, 2013	$0.3
Net change	—

Ending balance as of March 31, 2014	$0.3

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

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our condensed consolidated balance sheets. The carrying value equals fair value for our financial instruments that are classified as current in our condensed consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics of those issues, including short-term maturities, call features and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in Level 2 of the fair value hierarchy.

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements (includes short-term component)	$2,837	$2,837	$3,126	$3,126
Long-term debt:
Advances under $132.3 million Class B Revolving Credit Facility	$—	$—	$—	$—
Class B Term Loan due 2017	213,877	213,209	214,429	214,563
Class C Term Loan due 2018	387,075	385,140	388,050	389,020
Notes payable to banks and others	48,699	48,699	44,023	44,023
Financial commitments	$—	$—	$—	$—

NOTE 9 — EQUITY-BASED COMPENSATION

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock, as well as restricted stock units (“RSUs”), to key teammates, directors, service providers, consultants and affiliates.

Option awards are granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the an affiliate of TPG Global LLC, our majority owner, and/or any of its affiliates (“TPG”) achieves a minimum cash return on its original investment. RSUs vest based upon time.

At March 31, 2014, 3,075,948 stock-based awards had been issued under the Plans and 2,134,221 stock-based awards were available for future equity grants.

In conjunction with the Conversion (see Note 1), every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, Inc., and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates, Inc., at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates, Inc. underlying such converted options. In connection with the Conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one RSU of Surgical Care Affiliates, Inc. All information in this footnote is presented giving effect to the Conversion.

On September 16, 2013, our Board of Directors accelerated the vesting of all performance-based options. As a result of the acceleration, no unvested performance-based options existed at March 31, 2014.

In March 2014, we issued 66,386 RSU awards with a fair value of $31.24 per RSU award and 91,098 time-based stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 11, Equity-Based Compensation, to the consolidated financial statements of our 2013 Annual Report on Form 10-K.

NOTE 10 — INCOME TAXES

The provision for income tax expense for the three-months ended March 31, 2014 includes the following: (1) current income tax expense of $0.2 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $1.6 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

The provision for income tax expense for the three-months ended March 31, 2013 includes the following: (1) current income tax expense of $0.2 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $3.2 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. We currently have a full valuation allowance against net deferred tax assets, other than the deferred tax liability resulting from the amortization of goodwill, which is considered an indefinite-lived intangible. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of March 31, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

NOTE 11 — DISCONTINUED OPERATIONS

The Company has closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net operating revenues	$428	$1,700
Costs and expenses	(490)	(2,238)
Loss on sale of investments	(12)	(628)

Loss from discontinued operations	(74)	(1,166)
Income tax benefit (expense)	169	(260)

Net income (loss) from discontinued operations	$95	$(1,426)

The assets and liabilities related to discontinued operations consist of the following:

	MARCH 31, 2014	DECEMBER 31, 2013
Assets
Current assets
Accounts receivable, net	$129	$198
Other current assets	13	99

Total current assets	142	297

Property and equipment, net	59	2,136
Other long term assets	—	225

Total assets	$201	$2,658

Liabilities
Current liabilities
Accounts payable and other current liabilities	$55	$167

Total current liabilities	55	167

Other long-term liabilities	—	380

Total liabilities	$55	$547

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG, our majority owner, of $0.5 million during the three-months ended March 31, 2013, pursuant to a management services agreement. In connection with the completion of our initial public offering in the fourth quarter of 2013 (see Note 1), the agreement was terminated, and the Company no longer pays management fees to TPG Capital Management, L.P. or any other affiliate of TPG.

Certain directors of the Company have received options to purchase stock of the Company under the Directors and Consultants Equity Incentive Plan as part of their compensation for service on SCA’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three-month periods ended March 31, 2014 and 2013.

The law firm of Bradley Arant Boult Cummings LLP provides certain legal services to us. We paid approximately $0.3 million and $0.1 million to this law firm during the three-months ended March 31, 2014 and 2013, respectively, for such legal services. The spouse of one of our executive officers, Richard L. Sharff, Jr., is a partner of this law firm.

NOTE 13 — COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations from time to time. As a result, we expect that various lawsuits, claims and legal and regulatory proceedings may be instituted or asserted against us, including, without limitation, employment-related claims and medical negligence claims. Additionally, governmental agencies often possess a great deal of discretion to assess a wide range of monetary penalties and fines. We record accruals for contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. The outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position and cash flows and may affect our reputation.

Litigation

On May 5, 2006, Dr. Hansel DeBartolo filed a lawsuit captioned DeBartolo, et al. v. HealthSouth Corporation et al, in the United States District Court for the Northern District of Illinois, Eastern Division, against Joliet Surgery Center Limited Partnership (the “Partnership”), the general partner of that Partnership, Surgicare of Joliet, Inc., and its then-parent, HealthSouth Corporation, for a declaratory judgment and an injunction relating to the forced repurchase of his partnership interest (the “Federal Court Action”). We agreed to take responsibility from HealthSouth Corporation (our parent until SCA was purchased by ASC Acquisition LLC in 2007) regarding this matter. Dr. DeBartolo claimed that the partnership agreement’s requirement that an investor in a surgical center perform one-third of his surgical procedures at the center violates the federal Anti-Kickback Statute and its underlying federal policy, and he sought an order prohibiting the repurchase of his partnership interest. After the trial court dismissed the case by holding that no private cause of action exists under the Anti-Kickback Statute, Dr. DeBartolo appealed to the Seventh Circuit Court of Appeals, which directed the trial court to dismiss the case because the federal courts did not have jurisdiction over the subject matter involved. On February 8, 2010, Dr. DeBartolo filed a lawsuit in the Twelfth Judicial Circuit Court, Will County, Illinois making the same claim and seeking the same relief as he sought in the Federal Court Action. On February 5, 2014, the Circuit Court entered an Order granting summary judgment in favor of the Defendants. On March 4, 2014, Dr. DeBartolo filed a Notice of Appeal in the Appellate Court of Illinois (Third District) seeking reversal of the Circuit Court’s Order.

Risk Insurance

Risk insurance for the Company and most of our facilities is provided through SCA’s risk insurance program. We insure our professional liability, general liability, property and workers’ compensation risks through commercial insurance plans placed with unrelated carriers.

Provisions for these risks are based upon market driven premiums and actuarially determined estimates for incurred but not reported exposure under claims-made policies. Provisions for losses within the policy deductibles represent the estimated ultimate net cost of all reported and unreported losses incurred through the consolidated balance sheet dates. Those estimates are subject to the effects of trends in loss severity and frequency. While we believe the provisions for losses are adequate, we cannot be sure the ultimate costs will not exceed our estimates.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2023. Operating leases generally have 3 to 20 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 14 — SUBSEQUENT EVENTS

Effective April 1, 2014, the future JV (see Note 3) purchased a 51% controlling equity interest in Fort Worth Endoscopy Centers, LLC (“FWEC”), which owns and operates two ASCs in Fort Worth, TX, for $24.8 million. In conjunction with the acquisition of such interest by the future JV, our promissory note due from the future JV was increased by $10.6 million. Similar to the other entities controlled by the future JV, we have determined that FWEC is a VIE for which we are the primary beneficiary. Accordingly, we will consolidate FWEC as of April 1, 2014.

Effective April 1, 2014, a wholly-owned subsidiary of SCA loaned a wholly-owned subsidiary of a health system partner (the “Counterparty”) $3.0 million in exchange for a promissory note that is convertible at the Counterparty’s option into a 49% ownership interest in the Counterparty. Also on April 1, 2014, the Counterparty used the proceeds of the loan and other funds to purchase 100% of the ownership interests in an ASC in Costa Mesa, CA for $5.2 million.

Effective May 1, 2014, the owners and operators of a non-SCA affiliated ASC located in Anchorage, AK (the “Anchorage facility”) contributed 100% of their ownership interests in the Anchorage facility to a SCA facility located in Anchorage, AK (the “Existing facility”), which is a consolidated affiliate, in exchange for a 6.3% limited partnership equity interest in the Existing facility and cash in the amount of $8.3 million. The Anchorage facility and the Existing facility will continue to operate as separate locations and will both be consolidated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2013 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in the section of the 2013 Annual Report on Form 10-K entitled Part I, “Item 1A. Risk Factors.”

OVERVIEW

We are a leading provider of surgical solutions to physicians, health systems and payors, providing high quality, cost-effective surgical care. During the three-month period ended March 31, 2013, we were a Delaware limited liability company. We were formed in 2007 with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of March 31, 2014, we operated in 34 states and had an interest in and/or operated 169 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations. Of these 175 facilities, we consolidated the operations of 85 affiliated facilities, had 61 nonconsolidated affiliated facilities and held no ownership in 29 affiliated facilities that contract with us to provide management services only. In addition, at March 31, 2014, we provided perioperative consulting services to 13 facilities, which are not included in our facility count.

The entities that own our facilities are structured as general partnerships, LPs, LLPs or LLCs, and where we have an ownership interest in the facility, either one of our subsidiaries or a joint venture in which we have an ownership interest is an owner and serves as the general partner, limited partner, managing member or member. Our partners or co-members in these entities are generally licensed physicians and hospitals or health systems.

EXECUTIVE SUMMARY

Our growth strategy includes growing the profits at our existing facilities, entering into strategic relationships with hospitals and health systems and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during the first three months of 2014 to optimize our portfolio by:

•	acquiring a controlling interest in two ASCs that we consolidate;

•	deconsolidating one ASC;

•	acquiring a noncontrolling interest in an ASC that we hold as an equity method investment;

•	closing two consolidated ASCs;

•	selling our interest in one nonconsolidated ASC; and

•	selling a non-strategic consolidated ASC.

Our consolidated net operating revenues increased $4.0 million, or 2.1%, for the three-months ended March 31, 2014 compared to the three-months ended March 31, 2013. The main factors that contributed to this increase were revenues earned from acquisitions since March 31, 2013 and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities since March 31, 2013. Consolidated net patient revenues per case grew by 1.0% to $1,761 per case for the three-months ended March 31, 2014 from $1,750 per case during the prior period, reflecting higher acuity case mix. The number of cases at our consolidated facilities decreased to 100,973 cases during the three-months ended March 31, 2014 from 105,202 cases during the three-months ended March 31, 2013, largely due to the impact of severe weather on a number of our facilities, including in the South, Midwest and Northeast. Our number of consolidated facilities decreased to 85 facilities as of March 31, 2014 from 86 facilities as of March 31, 2013.

We do not consolidate 61 of the facilities affiliated with us because we do not hold a controlling equity interest in the partnerships that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” on page 30.

During the three-months ended March 31, 2014, systemwide net operating revenues grew by 8.7% as compared to the prior year period. Systemwide net patient revenues per case grew by 5.4% compared to the prior year period. These increases are due to acquisitions since the prior year period, coupled with improved rates paid under payor contracts, fee schedule increases and changes in case mix.

At March 31, 2014, we held ownership interests in consolidated and nonconsolidated facilities in partnership with 30 different health systems and managed facilities in partnership with an additional 11 health systems. Additionally, there is one health system relationship where we consolidate six facilities as a Variable Interest Entity (“VIE”), but do not currently hold an equity ownership stake in these facilities. Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

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

As of March 31, 2014, we consolidated six facilities into our financial results where we do not currently hold an equity ownership interest in the facility. All six facilities are majority-owned and controlled by a common parent company (the “future JV”). We hold a promissory note from the future JV that is convertible into equity of the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. The promissory note has a fixed interest rate of 4% plus a variable component that is dependent on the earnings of the future JV. We are also party to management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted to us in the promissory note and the management services agreements, we have determined, under Accounting Standards Codification Section 810, that the future JV is a VIE for which we are the primary beneficiary and, as a result, we consolidate these facilities into our financial results.

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

Our equity in net income of nonconsolidated affiliates is primarily a function of the performance of our nonconsolidated affiliates and our percentage of ownership interest in those affiliates. However, our net patient revenues and associated expense line items only contain the results from our consolidated facilities. As a result of this incongruity in our reported results, management uses a variety of supplemental information to analyze our results of operations, including:

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

KEY MEASURES

Facilities

Changes in our ownership of individual facilities and related changes in how we account for such facilities drive changes in our consolidated results from period to period in several ways, including:

•	Deconsolidations. As a result of a deconsolidation transaction, an affiliated facility that was previously consolidated becomes a nonconsolidated facility. Any income we earn, based upon our ownership percentage in the facility, is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to the deconsolidation transaction, the affiliated facility’s results were reported as part of our consolidated net operating revenues and the associated expense line items.

•	Consolidations. As a result of a consolidation transaction, an affiliated facility that was previously nonconsolidated and accounted for on an equity method basis becomes a consolidated facility. After consolidation, revenues and expenses of the affiliated facility are included as part of our consolidated results.

•	De novos. Where strategically appropriate, we invest, typically with a health system partner and physicians, in de novo facilities, which are newly developed ASCs. A de novo facility may be consolidated or nonconsolidated, depending on the circumstances.

•	Shifts in Ownership Percentage. Our net income is driven in part by our ownership percentage in a facility since a portion of the net income earned by the facility is attributable to any noncontrolling owners in the facility, even if we consolidate such facility. As a result of our partnerships with physicians, our percentage of ownership in a facility may shift over time, which may result in an increase or a decrease in the net income we earn from such facility.

We took several steps during the three-months ended March 31, 2014 to optimize our facility portfolio by acquiring, deconsolidating, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the Three-Months Ended March 31, 2014	During the Three-Months Ended March 31, 2013
Facilities at Beginning of Period
Consolidated facilities:	87	87
Equity method facilities:	60	52
Managed-only facilities:	30	8
Total Facilities:	177	147
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	2	—
Noncontrolling interests acquired in facilities accounted for as equity method investments:	—	—
Management agreements entered into:	—	—
De novos
Consolidated de novo facilities placed into operations:	—	—
De novo facilities accounted for as equity method investments placed into operations:	—	—
Consolidations / Deconsolidations
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	—	—
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	2	1
Closures and Sales
Consolidated facilities sold:	1	—
Noncontrolling interests in facilities accounted for as equity method investments sold:	1	—
Consolidated facilities closed:	2	—
Equity method facilities closed:	—	—
Management agreements exited from:	—	—
Facilities at End of Period
Consolidated facilities:	85	86
Equity method facilities:	61	53
Managed-only facilities:	29	8

Total Facilities:	175	147
Average Ownership Interest
Consolidated facilities:	52.1%	54.4%
Equity method facilities:	25.3%	28.7%

Revenues

Our consolidated net operating revenues for the three-months ended March 31, 2014 and 2013 were $196.0 million and $192.0 million, respectively.

Given the significant increase in the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following table summarizes our systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide revenues growth and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	8.7%	6.1%
Systemwide net patient revenues per case growth (1)	5.4%	7.4%
Same site systemwide net operating revenues growth (1)(2)	(1.5)%	5.4%
Same site systemwide net patient revenues per case growth (1)(2)	(0.1)%	7.0%

(1)	The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the net income earned from such facilities is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). We include management fee revenues from managed-only facilities in systemwide net operating revenues growth and same site net operating revenues growth, but not patient or other revenues from managed-only facilities (in which we hold no ownership interest). We do not include managed-only facilities in systemwide net patient revenues per case growth or same site systemwide net patient revenues per case growth.
(2)	Same site refers to facilities that were operational in both the current and prior three-month periods, as applicable.

Three-Months Ended March 31, 2014 Compared to Three-Months Ended March 31, 2013

Our consolidated net operating revenues increased by $4.0 million, or 2.1%, for the three-months ended March 31, 2014 to $196.0 million from $192.0 million for the three-months ended March 31, 2013. Consolidated net patient revenues per case increased by 1.0% to $1,761 per case during the three-months ended March 31, 2014 from $1,750 per case during the three-months ended March 31, 2013.

For the three-months ended March 31, 2014, systemwide net operating revenues grew by 8.7% compared to the three-months ended March 31, 2013. In addition, for the three-months ended March 31, 2014, systemwide net patient revenues per case grew by 5.4% compared to the three-months ended March 31, 2013.

The following table quantifies several significant items impacting our net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, three-months ended March 31, 2013(1)(2)	$192.0	$124.4
Add: revenue from acquired facilities	15.8	22.5
revenue from consolidations	0.6	(0.6)
Less: revenue of disposed facilities	(2.7)	(3.2)
revenue from deconsolidated facilities	(3.3)	3.3

Adjusted base year net operating revenues	202.4	146.4
(Decrease) increase from operations	(6.9)	1.5
Non-facility based revenue	0.5	(0.1)

Total net operating revenues, three-months ended March 31, 2014	$196.0	$147.8

(1)	$0.3 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Summary of Key Line Items

Net Operating Revenues

The majority of our net operating revenues consist of net patient revenues from the facilities we consolidate for financial reporting purposes. Net patient revenues are derived from fees we collect from insurance companies, Medicare, Medicaid, state workers’ compensation programs, patients and other payors in exchange for providing the facility and related services and supplies a physician requires to perform a surgical procedure. Our net operating revenues also includes the line item Management fee revenues, which includes fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. The line item Other revenues is composed of other ancillary services and fees received for anesthesia services. The physicians who perform procedures at our facilities bill and collect from their patients and other payors directly for their professional services, and their revenues from such professional services are not included in our net operating revenues.

Net Patient Revenues

Net patient revenues are recorded during the period in which the healthcare services are provided, based upon the estimated amounts due from insurance companies, patients and other government and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), state workers’ compensation programs and employers.

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Managed care and other discount plans	59%	58%
Medicare	21	21
Workers’ compensation	11	12
Patients and other third-party payors	6	6
Medicaid	3	3

Total	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Managed care and other discount plans	75%	75%
Medicare	16	15
Workers’ compensation	5	5
Patients and other third-party payors	2	3
Medicaid	2	2

Total	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates we have been able to negotiate, on an average basis across our portfolio, have held relatively stable.

Medicare accounted for 21% of our net patient revenues for the three-months ended March 31, 2014 and 2013. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results.

For the three-months ended March 31, 2014, our facilities located in each of California, North Carolina and Texas represented approximately 14%, 13% and 12%, respectively, of our net patient revenues. Additionally, our facilities located in each of Alabama, Connecticut, Florida and Idaho represented in excess of 5% of our net patient revenues for the three-months ended March 31, 2014. Of our 61 nonconsolidated facilities accounted for as equity method investments, as of March 31, 2014, 26 of these facilities were located in California and 13 of these facilities were located in Indiana.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 36.1% and 31.4% of our net operating revenues for the three-months ended March 31, 2014 and 2013, respectively. Acquisitions since March 31, 2013, corporate investments related to operations and development and general company-level growth drove the increase in salaries and benefits as a percentage of net operating revenues.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 21.5% and 21.8% of our net operating revenues for the three-months ended March 31, 2014 and 2013, respectively. Supplies expense is typically closely related not only to case volume but also to case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher, as well as the timing of purchases.

Other Operating Expenses

Other operating expenses consists primarily of expenses related to insurance premiums, contract services, legal fees, repairs and maintenance, professional and licensure dues, office supplies and miscellaneous expenses. Other operating expenses do not generally correlate with changes in net patient revenues.

Occupancy Costs

Occupancy costs include facility rent, utility and maintenance expenses. Occupancy costs do not generally correlate with changes in net patient revenues.

Provision for Doubtful Accounts

We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable includes only those amounts we estimate we will collect. We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage.

Provision for Income Tax Expense

Because we have a full valuation allowance booked against our net deferred tax assets, our tax expense is generated primarily from amortization of tax goodwill and write-offs of book and tax goodwill resulting from the syndication of partnership interests. Our tax expense therefore bears no relationship to pretax income, and our effective tax rate will fluctuate from period to period, depending upon the amount of tax expense from amortization and write-offs of goodwill. Since substantially all of our facilities are organized as general partnerships, LPs, LLPs or LLCs, which are not taxed at the entity level for federal income tax purposes and are only taxed at the entity level in five states for state income tax purposes, substantially all of our tax expense is attributable to Surgical Care Affiliates.

Net Income (Loss) Attributable to Surgical Care Affiliates

Net income (loss) attributable to Surgical Care Affiliates is derived by subtracting net income attributable to noncontrolling interests from net income. Net income includes certain revenues and expenses that are incurred only through our wholly-owned subsidiaries and therefore do not impact net income attributable to noncontrolling interests. These revenues and expenses include management fee revenues, interest expense related to Surgical Care Affiliates’ debt, losses or gains on sales of investments and provision for income taxes. In periods where net income is negatively affected by these non-shared revenues and expenses, the deduction of net income attributable to noncontrolling interests from net income can result in a net loss attributable to Surgical Care Affiliates in periods where net income is positive.

Summary Results of Operations

Three-Months Ended March 31, 2014 Compared to Three-Months Ended March 31, 2013

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended March 31, 2014 and 2013:

	THREE-MONTHS ENDED MARCH 31,
	2014		2013
	As Reported Under GAAP	Nonconsolidated Affiliates(1)	As Reported Under GAAP	Nonconsolidated Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$177.8	$146.6	$184.1	$123.1
Management fee revenues	13.1	—	5.0	—
Other revenues	5.1	1.1	2.9	1.2

Total net operating revenues	196.0	147.8	192.0	124.4
Equity in net income of nonconsolidated affiliates(2)	5.7	—	5.7	—
Operating expense:
Salaries and benefits	70.8	32.7	60.3	29.0
Supplies	42.1	25.6	41.9	20.2
Other operating expenses	29.5	23.7	29.6	19.6
Depreciation and amortization	12.0	5.0	10.4	3.8
Occupancy costs	7.2	6.3	6.4	4.9
Provision for doubtful accounts	3.0	3.0	2.9	1.4
Impairment of intangible and long-lived assets	0.5	—	—	—
Loss (gain) on disposal of assets(3)	(0.0)	0.0	0.2	(0.0)

Total operating expenses	165.1	96.3	151.6	78.8

Operating income	36.6	51.5	46.0	45.6
Interest expense	7.9	0.4	14.0	0.3
Interest income(4)	(0.0)	(0.0)	(0.1)	(0.0)
Loss on sale of investments	4.3	—	1.1	—

Income from continuing operations before income tax expense	24.4	51.1	31.0	45.3
Provision for income tax expense(5)	1.8	0.0	3.4	0.0

Income from continuing operations	22.6	51.1	27.7	45.3
Income (loss) from discontinued operations, net of income tax expense	0.1	—	(1.4)	—

Net income	22.7	$51.1	26.2	$45.3

Less: Net income attributable to noncontrolling interests	(22.5)		(27.7)

Net income (loss) attributable to Surgical Care Affiliates	$0.2		$(1.4)

Equity in net income of nonconsolidated affiliates		$5.7		$5.7

Other Data(6)
Cases—consolidated facilities(7)	100,973		105,202
Cases—equity method facilities(8)	62,534		58,001
Consolidated facilities	85		86
Equity method facilities	61		53
Managed-only facilities	29		8
Total facilities	175		147

(1)	The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)	For the three-months ended March 31, 2014 and 2013, we recorded amortization expense of $5.8 million and $5.1 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.
(3)	Gain on disposal of assets as reported under GAAP was $0.037 million for the three-months ended March 31, 2014. Loss on disposal of assets of nonconsolidated affiliates was $0.042 million for the three-months ended March 31, 2014. Gain on disposal of assets of nonconsolidated affiliates was $0.048 million for the three-months ended March 31, 2013.
(4)	Interest income as reported under GAAP was $0.048 million for the three-months ended March 31, 2014. Interest income of nonconsolidated affiliates was $0.012 million and $0.015 million for the three-months ended March 31, 2014 and 2013, respectively.
(5)	Provision for income tax expense for nonconsolidated affiliates was $0.013 million for the three-months ended March 31, 2014 and 2013, respectively.
(6)	Case data is presented for the three-months ended March 31, 2014 and 2013, as applicable. Facilities data is presented as of March 31, 2014 and 2013, as applicable.
(7)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Three-Months Ended March 31, 2014 Compared to Three-Months Ended March 31, 2013

Net Operating Revenues

Our consolidated net operating revenues increased $4.0 million, or 2.1%, for the three-months ended March 31, 2014 to $196.0 million from $192.0 million for the three-months ended March 31, 2013. The main factors that contributed to this increase were management fee revenues earned from acquisitions since March 31, 2013 and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities since March 31, 2013. Consolidated net patient revenues per case grew by 1.0% to $1,761 per case for the three-months ended March 31, 2014 from $1,750 per case during the prior period, reflecting higher acuity case mix. The number of cases at our consolidated facilities decreased to 100,973 cases during the three-months ended March 31, 2014 from 105,202 cases during the three-months ended March 31, 2013, largely due to the impact of severe weather on a number of our facilities, including in the South, Midwest and Northeast. Our number of consolidated facilities decreased to 85 facilities as of March 31, 2014 from 86 facilities as of March 31, 2013.

For the three-months ended March 31, 2014, systemwide net operating revenues grew by 8.7% compared to the three-months ended March 31, 2013. The growth in systemwide net operating revenues was largely due to the acquisition of noncontrolling interests in eight facilities accounted for as equity method investments and six consolidated affiliates since the prior period, increased management fee revenues from acquisitions made subsequent to the prior period and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one of which is an equity method investment and the other of which is a consolidated affiliate, that were placed into operations after March 31, 2013. In addition, for the three-months ended March 31, 2014, systemwide net patient revenues per case grew by 5.4% compared to the three-months ended March 31, 2013 due to similar factors as described above. These increases were partially offset by decreased same-site volume due to highly inclement winter weather in certain markets, shifts in case volume toward Medicare, a reduction in Medicare rates due to sequestration and a reduction in North Carolina worker’s compensation rates.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates remained relatively steady at $5.7 million during each of the three-months ended March 31, 2014 and 2013. Equity in net income of nonconsolidated affiliates increased due to the acquisition of several noncontrolling interests in facilities since March 31, 2013 and the deconsolidation of two facilities completed during 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items. This increase was primarily offset by the consolidation of one facility that was previously accounted for as an equity method investment in the prior period.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $10.5 million, or 17.4%, to $70.8 million for the three-months ended March 31, 2014 from $60.3 million for the three-months ended March 31, 2013. The increase in salary and benefits expenses was primarily due to the addition of new teammates in connection with acquisitions since March 31, 2013, corporate investments related to operations and development and general company-level growth.

Supplies

Supplies expense remained relatively steady at $42.1 million during the first quarter of 2014 as compared to $41.9 during the first quarter of 2013. Supplies expense per case increased by 4.5% during the three-months ended March 31, 2014, as compared to the prior year period, primarily due to the timing of purchases of supplies and implants.

Other Operating Expenses

Other operating expenses remained relatively steady at $29.5 million the three-months ended March 31, 2014 as compared to $29.6 million for the three-months ended March 31, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million, or 15.4%, to $12.0 million for the three-months ended March 31, 2014 from $10.4 million for the three-months ended March 31, 2013, primarily due to acquisitions and the addition of new capitalized assets since March 31, 2013, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs increased $0.8 million, or 12.5%, to $7.2 million for the three-months ended March 31, 2014 from $6.4 million for the three-months ended March 31, 2013, primarily due to acquisitions after the prior period and general company-level growth.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $0.1 million, or 3.4%, to $3.0 million for the three-months ended March 31, 2014 from $2.9 million during the three-months ended March 31, 2013. However, it remained consistent as a percentage of net patient revenues at approximately 2.0%.

Interest Expense

Interest expense decreased $6.1 million, or 43.6%, to $7.9 million for the three-months ended March 31, 2014 from $14.0 million for the three-months ended March 31, 2013, primarily due to the refinancing of certain of our indebtedness in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes.

Loss on Sale of Investments

We recognized losses on sale of investments of $4.3 million and $1.1 million for the three-months ended March 31, 2014 and 2013, respectively. The losses during both periods were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the three-months ended March 31, 2014, income tax expense was $1.8 million, representing an effective tax rate of 7.2%, compared to an expense of $3.4 million, representing an effective tax rate of 10.9% for the three-months ended March 31, 2013. The $1.8 million in expense for the three-months ended March 31, 2014 included $1.6 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests. The $3.4 million in expense for the three-months ended March 31, 2013 included $3.2 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of March 31, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $5.2 million, or 18.8%, to $22.5 million for the three-months ended March 31, 2014 from $27.7 million for the three-months ended March 31, 2013 due to lower facility earnings and the deconsolidation of two facilities since March 31, 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items.

Net income (loss) attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $1.6 million to $0.2 million of net income for the three-months ended March 31, 2014 from $1.4 million of net loss for the three-months ended March 31, 2013. While our facilities’ operating expenses increased during the three-months ended March 31, 2014, an increase in revenues, lower interest expense, lower provision for tax expense and lower net income attributable to noncontrolling interests drove the decrease in net loss attributable to Surgical Care Affiliates.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net operating revenues	$0.4	$1.7
Costs and expenses	(0.5)	(2.2)
Loss on sale of investments or closures	—	(0.6)

Loss from discontinued operations	(0.1)	(1.1)
Income tax benefit (expense)	0.2	(0.3)

Net income (loss) from discontinued operations	$0.1	$(1.4)

Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of the facilities identified as discontinued operations. The net loss from our discontinued operations is included in the line item Income (loss) from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, making capital expenditures on our existing properties, financing acquisitions of ASCs and surgical hospitals (including as both consolidated subsidiaries and nonconsolidated affiliates) and making distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the three-months ended March 31, 2014 and 2013:

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net cash provided by operating activities	$44.4	$41.2
Net cash used in investing activities	(17.5)	(2.5)
Net cash used in financing activities	(22.5)	(16.9)

Increase in cash and cash equivalents	$4.4	$21.8

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	THREE-MONTHS ENDED MARCH 31,
	2014	2013
Net income	$22.7	$26.2
Depreciation and amortization	12.0	10.4
Distributions from nonconsolidated affiliates	14.5	14.0
Provision for doubtful accounts	3.0	2.9
Equity in income of nonconsolidated affiliates	(5.7)	(5.7)
Other operating cash flows, net	(2.1)	(6.6)

Net cash provided by operating activities	$44.4	$41.2

During the three-months ended March 31, 2014, we generated $44.4 million of cash flows provided by operating activities, as compared to $41.2 million during the three-months ended March 31, 2013. Cash flows from operating activities increased $3.2 million, or 7.8%, from the prior period, primarily due to an increase in other operating cash flows, partially offset by $1.9 million decrease in net income before depreciation and amortization.

Cash Flows Used in Investing Activities

During the three-months ended March 31, 2014, our net cash used in investing activities was $17.5 million, consisting primarily of $8.5 million of capital expenditures, $5.8 million of net change in restricted cash, $4.0 million of purchase of equity interests in nonconsolidated affiliates and $1.9 million for business acquisitions, net of cash acquired, partially offset by $2.7 million of proceeds from the sale of business and $2.4 million of proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three-months ended March 31, 2014 was $22.5 million, consisting primarily of $24.6 million of distributions to noncontrolling interests, which primarily related to existing facilities, and $3.3 million for principal payments on long-term debt, partially offset by $6.0 million in long-term debt borrowings.

Cash and cash equivalents were $90.4 million at March 31, 2014 as compared to $85.8 million at December 31, 2013. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at March 31, 2014 was $54.9 million, as compared to $37.3 million at December 31, 2013, an increase of $17.6 million, or 47.2%. This increase was primarily driven by an increase in Prepaids and other current assets and decreases in accrued expenses.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under our Class B Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) liquidity needs.

Debt

Our primary sources of funding have been the incurrence of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the Class B Revolving Credit Facility.

The Credit Facility

Our Credit Facility consists of a $132.3 million Class B Revolving Credit Facility, which will mature on June 30, 2016 (the “Class B Revolving Credit Facility”); a $213.9 million Class B Term Loan, which will mature on December 30, 2017 (the “Class B Term Loan”); and a $387.1 million Class C Term Loan, which will mature on June 30, 2018 (the “Class C Term Loan” and, together with the Class B Revolving Credit Facility and the Class B Term Loan, the “Senior Secured Credit Facilities”).

The table below indicates the current maturity date for each of our credit facilities.

Facility	Maturity Date
Class B Revolving Credit Facility	June 30, 2016
Class B Term Loan	December 30, 2017
Class C Term Loan	June 30, 2018

Due to the maturity dates reflected in the table above, we believe that we do not currently face a substantial near-term refinancing risk. However, upon the occurrence of certain events, such as a change of control or a violation of certain covenants in our Senior Secured Credit Facilities, we could be required to repay or refinance our indebtedness prior to maturity.

As of March 31, 2014, we had no outstanding balance under the Class B Revolving Credit Facility, and we had approximately $2.7 million in letters of credit outstanding. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. No utilization of the Class B Revolving Credit Facility may be outstanding (other than issuances of up to an aggregate of $5.0 million of letters of credit) at the end of any fiscal quarter in which the total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA (each as defined in the Amended Credit Agreement), as of the last day of such fiscal quarter, is greater than a specified ratio level.

Borrowings under each facility of the Senior Secured Credit Facilities bear interest at a base rate or at LIBOR, as elected by us, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50% (the “base rate”). The LIBOR rate is determined by reference to the interest rate for dollar deposits in the LIBOR. The following table outlines the applicable margin for each credit facility:

Facility	Applicable Margin (per annum)
	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%), depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%), depending upon the total leverage ratio

At March 31, 2014, the interest rate on the Class B Term Loan was 4.23%. At March 31, 2014, the interest rate on the Class C Term Loan was 4.00%. We must repay the principal amount of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount of the respective loan. The remaining principal amount of each of the Class B Term Loan and the Class C Incremental Term Loan is due in full at maturity. Interest payments, along with principal amounts, are made at the end of each quarter. We are also required to pay a commitment fee to the lenders under our Class B Revolving Credit Facility in respect of the unutilized commitments thereunder of between 0.375% or 0.50%, depending on the senior secured leverage ratio (as defined in the Amended Credit Agreement).

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of March 31, 2014, we believe that we and SCA were in compliance with these covenants.

Capital Expenditures

Capital expenditures totaled $8.5 million and $7.8 million for the three-months ended March 31, 2014 and 2013, respectively. The capital expenditures made during the three-months ended March 31, 2014 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.2% to 12.2% based on our incremental borrowing rate at the inception of the lease.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At March 31, 2014, we accounted for 61 of our 175 affiliated facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At March 31, 2014, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $43.8 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 20% at March 31, 2014. We or one of our wholly-owned subsidiaries collectively guaranteed $2.3 million of the $43.8 million in total debt of our nonconsolidated affiliates as of March 31, 2014. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $14.6 million at March 31, 2014.

As described above, our nonconsolidated affiliates are structured as general partnerships, LPs, LLPs or LLCs. None of these affiliates provide financing, liquidity, or market or credit risk support for us. They also do not engage in hedging or research and development services with us. Moreover, we do not believe that they expose us to any of their liabilities that are not otherwise reflected in our consolidated financial statements and related disclosures. Except as noted above with respect to guarantees, we are not obligated to fund losses or otherwise provide additional funding to these affiliates other than as we determine to be economically required in order to successfully implement our development plans.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There were no material changes to our critical accounting policies during the three-months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Our principal market risk is our exposure to variable interest rates. As of March 31, 2014, we had $649.0 million of indebtedness (excluding capital leases), of which $638.7 million is at variable interest rates and $10.3 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At March 31, 2014, we held interest rate swaps hedging interest rate risk on $240.0 million of our variable rate debt through three forward starting interest rate swaps with an aggregate notional amount of $240.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million were effective on September 30, 2012 and the remaining forward starting interest rate swap with a notional amount of $140.0 million was effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million will terminate on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at March 31, 2014, our annual interest expense would increase by approximately $3.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of March 31, 2014. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter-ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certification of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGICAL CARE AFFILIATES, INC.

Date: May 13, 2014	/s/ Andrew P. Hayek
Andrew P. Hayek President and Chief Executive Officer

Date: May 13, 2014	/s/ Peter J. Clemens IV
Peter J. Clemens IV Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certification of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document