Form 10-Q
period 2014-06-30
Surgical Care Affiliates, Inc.
filed 2014-08-14
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 12, 2014
Common stock, $0.01 par value	38,455,229 shares

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents	$89,057	$85,812
Restricted cash	20,114	25,031
Accounts receivable, net of allowance for doubtful accounts (2014 - $9,122; 2013 - $10,031)	86,185	91,618
Receivable from nonconsolidated affiliates	26,830	12,331
Prepaids and other current assets	25,584	19,575
Current assets related to discontinued operations	252	500

Total current assets	248,022	234,867
Property and equipment, net of accumulated depreciation	200,701	199,184
Goodwill	787,391	744,096
Intangible assets, net of accumulated amortization	68,206	61,861
Deferred debt issue costs	6,748	8,321
Investment in and advances to nonconsolidated affiliates	158,644	168,824
Other long-term assets	6,815	2,140
Assets related to discontinued operations	59	3,124

Total assets (a)	$1,476,586	$1,422,417

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$23,162	$23,122
Accounts payable	23,234	27,889
Accrued payroll	18,764	26,235
Accrued interest	158	446
Accrued distributions	30,946	27,601
Payable to nonconsolidated affiliates	75,265	68,455
Deferred income tax liability	362	477
Other current liabilities	21,823	23,006
Current liabilities related to discontinued operations	216	339

Total current liabilities	193,930	197,570
Long-term debt, net of current portion	659,791	649,652
Deferred income tax liability	119,475	116,221
Other long-term liabilities	19,687	20,651
Liabilities related to discontinued operations	56	450

Total liabilities (a)	992,939	984,544

Commitments and contingent liabilities (Note 13)
Noncontrolling interests – redeemable (Note 7)	19,166	21,902

Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 38,455 and 38,166 shares outstanding, respectively	385	382
Additional paid-in capital	415,037	413,419
Accumulated deficit	(201,852)	(208,115)

Total Surgical Care Affiliates’ equity	213,570	205,686

Noncontrolling interests – non-redeemable (Note 7)	250,911	210,285

Total equity	464,481	415,971

Total liabilities and equity	$1,476,586	$1,422,417

(a)	Our consolidated assets as of June 30, 2014 and December 31, 2013 include total assets of a variable interest entity (“VIE”) of $97.8 million and $49.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of June 30, 2014 and December 31, 2013 include total liabilities of the VIE of $17.1 million and $12.2 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.2 million and $4.0 million of debt guaranteed by us at June 30, 2014 and December 31, 2013, respectively. See further description in Note 3, Summary of Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED JUNE 30,
	2014	2013
Net operating revenues:
Net patient revenues	$194,742	$185,115
Management fee revenues	15,327	8,042
Other revenues	2,357	3,495

Total net operating revenues	212,426	196,652
Equity in net income of nonconsolidated affiliates	7,934	6,339
Operating expenses:
Salaries and benefits	74,673	66,246
Supplies	44,406	43,109
Other operating expenses	31,513	28,640
Depreciation and amortization	13,141	10,511
Occupancy costs	7,584	6,975
Provision for doubtful accounts	3,438	4,119
Gain on disposal of assets	(14)	(118)

Total operating expenses	174,741	159,482

Operating income	45,619	43,509
Interest expense	8,473	20,328
Loss from extinguishment of debt	—	3,800
Interest income	(49)	(57)
Gain on sale of investments	(4)	(111)

Income from continuing operations before income tax expense	37,199	19,549
Provision for income tax expense	1,379	1,031

Income from continuing operations	35,820	18,518
Loss from discontinued operations, net of income tax expense	(1,339)	(2,507)

Net income	34,481	16,011

Less: Net income attributable to noncontrolling interests	(28,452)	(25,774)

Net income (loss) attributable to Surgical Care Affiliates	$6,029	$(9,763)

Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.19	$(.24)
Discontinued operations attributable to Surgical Care Affiliates	$(.03)	$(.08)

Net income (loss) per share attributable to Surgical Care Affiliates	$.16	$(.32)

Basic weighted average shares outstanding (in thousands)	38,380	30,343

Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.18	$(.24)
Discontinued operations attributable to Surgical Care Affiliates	$(.03)	$(.08)

Net income (loss) per share attributable to Surgical Care Affiliates	$.15	$(.32)
Diluted weighted average shares outstanding (in thousands)	39,865	30,343

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars, except per share amounts)

(Unaudited)

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Net operating revenues:
Net patient revenues	$371,992	$368,523
Management fee revenues	28,412	13,031
Other revenues	7,420	6,361

Total net operating revenues	407,824	387,915
Equity in net income of nonconsolidated affiliates	13,633	12,006
Operating expenses:
Salaries and benefits	145,206	126,167
Supplies	86,366	84,911
Other operating expenses	60,822	58,062
Depreciation and amortization	25,118	20,799
Occupancy costs	14,749	13,346
Provision for doubtful accounts	6,475	6,977
Impairment of intangible and long-lived assets	515	—
(Gain) loss on disposal of assets	(51)	71

Total operating expenses	339,200	310,333

Operating income	82,257	89,588
Interest expense	16,417	34,287
Loss from extinguishment of debt	—	3,800
Interest income	(97)	(117)
Loss on sale of investments	4,307	985

Income from continuing operations before income tax expense	61,630	50,633
Provision for income tax expense	3,137	4,354

Income from continuing operations	58,493	46,279
Loss from discontinued operations, net of income tax expense	(1,302)	(4,028)

Net income	57,191	42,251

Less: Net income attributable to noncontrolling interests	(50,928)	(53,450)

Net income (loss) attributable to Surgical Care Affiliates	$6,263	$(11,199)

Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.20	$(.24)
Discontinued operations attributable to Surgical Care Affiliates	$(.04)	$(.13)

Net income (loss) per share attributable to Surgical Care Affiliates	$.16	$(.37)

Basic weighted average shares outstanding (in thousands)	38,349	30,343

Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.19	$(.24)
Discontinued operations attributable to Surgical Care Affiliates	$(.03)	$(.13)

Net income (loss) per share attributable to Surgical Care Affiliates	$.16	$(.37)
Diluted weighted average shares outstanding (in thousands)	39,921	30,343

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED JUNE 30,
	2014	2013
Net income	$34,481	$16,011
Other comprehensive income:
Amounts reclassified from accumulated other comprehensive loss	—	7,480

Total other comprehensive income	—	7,480
Comprehensive income	34,481	23,491
Comprehensive income attributable to noncontrolling interests	(28,452)	(25,774)

Comprehensive income (loss) attributable to Surgical Care Affiliates	$6,029	$(2,283)

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Net income	$57,191	$42,251
Other comprehensive income:
Unrealized gain on interest rate swap	—	847
Amounts reclassified from accumulated other comprehensive loss	—	7,480

Total other comprehensive income	—	8,327
Comprehensive income	57,191	50,578
Comprehensive income attributable to noncontrolling interests	(50,928)	(53,450)

Comprehensive income (loss) attributable to Surgical Care Affiliates	$6,263	$(2,872)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Surgical Care Affiliates Equity	Noncontrolling Interests- Non-redeemable	Total Equity
Balance at December 31, 2012	$313,153	$(8,327)	$(157,309)	$147,517	$172,494	$320,011
Net (loss) income	—	—	(11,199)	(11,199)	40,686	29,487
Other comprehensive income	—	8,327	—	8,327	—	8,327
Stock compensation	429	—	—	429	—	429
Net change in equity related to amendments in agreements with noncontrolling interests (Note 7)	—	—	—	—	1,704	1,704
Net change in equity related to purchase of ownership interests	526	—	—	526	1,868	2,394
Contributions from noncontrolling interests	—	—	—	—	1,413	1,413
Change in distribution accrual	—	—	—	—	(461)	(461)
Distributions to noncontrolling interests	—	—	—	—	(39,084)	(39,084)

Balance at June 30, 2013	$314,108	$—	$(168,508)	$145,600	$178,620	$324,220

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Surgical Care Affiliates Equity	Noncontrolling Interests- Non-redeemable	Total Equity

	Shares	Amount
Balance at December 31, 2013	38,166	$382	$413,419	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	6,263	6,263	41,357	47,620
Stock options exercised	289	3	1,184	—	1,187	—	1,187
Stock compensation	—	—	1,600	—	1,600	—	1,600
Net change in equity related to purchase of ownership interests	—	—	(1,166)	—	(1,166)	23,861	22,695
Contributions from noncontrolling interests	—	—	—	—	—	16,892	16,892
Change in distribution accrual	—	—	—	—	—	(3,931)	(3,931)
Distributions to noncontrolling interests	—	—	—	—	—	(37,553)	(37,553)

Balance at June 30, 2014	38,455	$385	$415,037	$(201,852)	$213,570	$250,911	$464,481

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U. S. dollars)

(Unaudited)

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities

Net income	$57,191	$42,251
Loss from discontinued operations	1,302	4,028
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	6,475	6,977
Depreciation and amortization	25,118	20,799
Amortization of deferred issuance costs	1,589	1,525
Impairment of long-lived assets	515	—
Realized loss on sale of investments	4,307	985
(Gain) loss on disposal of assets	(51)	71
Equity in net income of nonconsolidated affiliates	(13,633)	(12,006)
Distributions from nonconsolidated affiliates	27,026	24,393
Deferred income tax	3,139	4,614
Stock compensation	1,600	429
Change in fair value and loss on de-designation of interest rate swap	458	7,619
Loss on extinguishment of debt	—	3,800
Payment of deferred interest	—	(14,785)
(Increase) decrease in assets, net of business combinations
Accounts receivable	264	(8,478)
Other assets	(21,901)	996
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(1,860)	(1,074)
Accrued payroll	(7,743)	618
Accrued interest	(288)	(6,876)
Other liabilities	4,404	4,790
Other, net	(75)	1,168
Net cash used in operating activities of discontinued operations	(1,169)	(1,271)

Net cash provided by operating activities	86,668	80,573

Cash flows from investing activities
Capital expenditures	(18,172)	(17,281)
Proceeds from disposal of assets	153	(797)
Proceeds from sale of business	2,744	—
Proceeds from sale of equity interests of nonconsolidated affiliates	888	2,690
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	2,375	2,069
Decrease in cash related to conversion of consolidated affiliates to equity interests	(30)	(116)
Decrease in restricted cash	5,254	2,321
Net settlements on interest rate swap	(784)	(1,626)
Business acquisitions, net of cash acquired 2014 - $144; 2013 - $1,179	(34,992)	(21,321)
Purchase of equity interests in nonconsolidated affiliates	(3,999)	(150)
Other	(3,136)	—

Net cash used in investing activities	$(49,699)	$(34,211)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of U. S. dollars)

(Unaudited)

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$14,544	$408,544
Payment of debt acquisition costs	—	(5,700)
Principal payments on line of credit arrangements and long-term debt	(7,750)	(371,418)
Principal payments under capital lease obligations	(4,271)	(3,417)
Distributions to noncontrolling interests of consolidated affiliates	(49,486)	(52,251)
Contributions from noncontrolling interests of consolidated affiliates	11,668	1,610
Proceeds from sale of equity interests of consolidated affiliates	2,321	1,916
Repurchase of equity interests of consolidated affiliates	(1,946)	(711)
Proceeds from exercise of stock options	1,187	—
Other	—	(14)

Net cash used in financing activities	(33,733)	(21,441)

Change in cash and cash equivalents	3,236	24,921
Cash and cash equivalents at beginning of period	85,812	118,714
Cash and cash equivalents of discontinued operations at beginning of period	17	81
Less: Cash and cash equivalents of discontinued operations at end of period	(8)	(57)

Cash and cash equivalents at end of period	$89,057	$143,659

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$7,788	$2,971
Goodwill attributable to sale of surgery centers	752	—
Net investment in consolidated affiliates that became equity method facilities	970	5,331
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	3,180	226
Contributions from noncontrolling interests of consolidated affiliates	5,224	—

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

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of June 30, 2014, the Company operated in 34 states and had an interest in and/or operated 172 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana, Texas and North Carolina. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the six-months ended June 30, 2014, our portfolio of facilities changed as follows:

•	we acquired a controlling interest in five ASCs that we consolidate (two of these facilities were previously managed-only entities);

•	we deconsolidated one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method);

•	we acquired a noncontrolling interest in one ASC that we hold as an equity method investment (this facility was previously a managed-only entity);

•	we entered into agreements to manage two ASCs; and

•	we closed two consolidated ASCs, sold a consolidated ASC and sold our interest in one nonconsolidated ASC.

Business Structure

We operate our facilities through strategic relationships with approximately 2,000 physician partners and, in many cases, with healthcare systems that have strong local market positions and that we believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 178 facilities as follows:

AS OF JUNE 30, 2014
Consolidated facilities(1)	88
Equity method facilities	61
Managed-only facilities	29

Total facilities	178

(1)	As of June 30, 2014, we consolidated eight facilities as a Variable Interest Entity (See Note 3).

In addition, at June 30, 2014 and December 31, 2013, we provided perioperative consulting services to 14 facilities, which are not included in the above facility count.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions for Form 10-Q, Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and the SEC’s regulations for interim financial information. Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2013 consolidated financial statements included in our 2013 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS AND CLOSURES

Acquisitions

In January 2014, the owners and operators of an ASC not affiliated with SCA located in Riverside, California (the “Riverside facility”) contributed substantially all of the Riverside facility’s assets to an ASC affiliated with SCA also located in Riverside, California (the “Existing SCA facility”), which is a consolidated affiliate, in exchange for a 10.3% limited partnership equity interest in the Existing SCA facility. Operations of the two facilities were consolidated into the Existing SCA facility, and the Riverside facility ceased operations. We immediately impaired $0.2 million of property and equipment and $0.1 million of intangible assets generated through the transaction that we will not utilize after the transaction. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$68
Accounts receivable	229
Other current assets	5

Total current assets	302

Property and equipment	400
Goodwill	652
Intangible assets	118

Total assets	$1,472

Liabilities
Current liabilities
Accounts payable and other current liabilities	$111

Total current liabilities	111

Total liabilities	$111

In February 2014, the owners and operators of an ASC not affiliated with SCA located in Sartell, Minnesota (the “Sartell facility”) contributed 100% of their ownership interests in the Sartell facility to an ASC affiliated with SCA located in St. Cloud, Minnesota (the “St. Cloud facility”), which is a consolidated affiliate, in exchange for a 4.9% limited partnership equity interest in the St. Cloud facility and cash in the amount of $1.7 million. In addition, an indirect wholly-owned subsidiary of SCA acquired newly issued units of the St. Cloud facility for $1.7 million in cash. We immediately impaired $0.3 million of intangible assets generated through the transaction that we will not utilize after the transaction. The Sartell and St. Cloud facilities continued to operate in separate locations until the Sartell facility ceased operations on March 27, 2014. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$32
Accounts receivable	376
Other current assets	69

Total current assets	477

Property and equipment	551
Goodwill	3,471
Intangible assets	890

Total assets	$5,389

Liabilities
Current liabilities
Accounts payable and other current liabilities	$689

Total current liabilities	689

Total liabilities	$689

In April 2014, the future JV (see Note 3) purchased a 51% controlling equity interest in Fort Worth Endoscopy Centers, LLC (“FWEC”), which owns and operates two ASCs in Fort Worth, Texas, for $24.8 million. In conjunction with the acquisition of such interest by the future JV, our promissory note due from the future JV was increased by $10.6 million. As with the other entities controlled by the future JV, we have determined that FWEC is a VIE for which we are the primary beneficiary. Accordingly, we consolidate FWEC. Prior to the transaction, these two ASCs were accounted for as managed-only facilities. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$44
Accounts receivable, net	752
Other current assets	88

Total current assets	884

Property and equipment, net	919
Goodwill	33,824
Intangible assets	8,902

Total assets	$44,529

Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,425

Total current liabilities	1,425

Other long-term liabilities	85

Total liabilities	$1,510

In May 2014, the owners and operators of an ASC not affiliated with SCA located in Anchorage, Alaska (the “Anchorage facility”) contributed 100% of their ownership interests in the Anchorage facility to an ASC affiliated with SCA also located in Anchorage, Alaska (the “Existing SCA facility”), which is a consolidated affiliate, in exchange for a 6.3% limited partnership equity interest in the Existing SCA facility and cash in the amount of $8.3 million. The Anchorage facility and the Existing SCA facility continue to operate as separate locations and are both consolidated. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$—
Accounts receivable	528
Other current assets	342

Total current assets	870

Property and equipment	461
Goodwill	10,887
Intangible assets	1,510

Total assets	$13,728

Liabilities
Current liabilities
Accounts payable and other current liabilities	$228

Total current liabilities	228

Total liabilities	$228

The purchase price allocations for all four of the above transactions are preliminary and subject to adjustment.

During the six-months ended June 30, 2014, an indirect wholly-owned subsidiary of SCA purchased for $2.5 million in cash a noncontrolling interest in a joint venture entity that owns and operates an ASC in Fishers, Indiana. The ASC was previously accounted for as managed-only and became an equity method investment.

Also during the six-months ended June 30, 2014, a wholly-owned indirect subsidiary of SCA loaned a wholly-owned subsidiary of a health system partner (the “Counterparty”) $3.0 million in exchange for a promissory note that is convertible at the Counterparty’s option into a 49% ownership interest in the Counterparty. Also on April 1, 2014, the Counterparty used the proceeds of the loan and other funds to purchase 100% of the ownership interests in an ASC in Costa Mesa, California for $5.2 million. This ASC is currently a managed-only facility of SCA in which we provide management services to the facility but hold no equity interest in the facility.

Deconsolidations

During the six-month period ended June 30, 2014, we completed one deconsolidation transaction. In this transaction, we sold a controlling equity interest and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Loss on sale of investments in the accompanying condensed consolidated statements of operations.

During the six-month period ended June 30, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Loss on sale of investments in the accompanying condensed consolidated statements of operations. In the other transaction, we transferred certain control rights to physician partners in the entity, and we retained a noncontrolling interest in the entity. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statements of operations.

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

Closures and Sales

During the six-months ended June 30, 2014, we closed the Riverside and Sartell facilities. Each of these facilities was purchased in the first quarter of 2014; the Riverside facility was closed immediately after the purchase was completed and the Sartell facility was closed after operating for a short period of time after the purchase. The operations of each of these facilities were absorbed into existing SCA consolidated facilities.

During the six-month period ended June 30, 2013, we closed one facility. We recorded a pre-tax loss of approximately $1.5 million as a result of the closure. The loss on the transaction is recorded in the Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.

During the six-months ended June 30, 2014, we sold all of our interest in two ASCs. We recorded a pre-tax gain of approximately $0.2 million as a result of the sales. The gain on these transactions is recorded in Loss on sale of investments in the accompanying condensed consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the six-months ended June 30, 2014 and 2013, on an unaudited pro forma basis as if the Riverside, Sartell, FWEC and Anchorage ASC acquisitions had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the six-months ended June 30, 2014 and 2013, and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net operating revenues	$212,704	$199,393	$412,091	$393,465
Income from continuing operations before income tax expense	35,944	18,941	59,736	47,158

Nonconsolidated acquisitions during 2014 contributed a loss of $ 0.1 million to Equity in net income of nonconsolidated affiliates for the three- and six-months ended June 30, 2014.

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

In 2012, the Company entered into a transaction whereby we transferred our interest in two consolidated facilities and cash to an entity (the “future JV”) wholly-owned by a health system in exchange for a promissory note. Concurrently, the health system transferred its interest in a facility it controlled to the future JV. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the future JV. The promissory note contains a conversion feature that allows us to convert the promissory note into a 49% equity interest in the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We also entered into management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the future JV is a VIE for which we are the primary beneficiary. Accordingly, we consolidate the future JV.

The carrying amounts and classifications of the assets and liabilities of the future JV, which are included in our June 30, 2014 and December 31, 2013 consolidated balance sheets, were as follows:

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Accounts receivable, net	$7,055	$5,362
Other current assets	8,926	3,423

Total current assets	15,981	8,785

Property and equipment, net	16,034	14,674
Goodwill	54,977	21,154
Intangible assets	10,771	4,931

Total assets	$97,763	$49,544

Liabilities
Current liabilities
Accounts payable and other current liabilities	$8,925	$6,172

Total current liabilities	8,925	6,172

Other long-term liabilities	8,150	5,984

Total liabilities	$17,075	$12,156

The assets of the consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to us, with the exception of $4.2 million and $4.0 million of debt guaranteed by us at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we consolidate the eight facilities controlled by the future JV as a VIE.

Investment in and Advances to Nonconsolidated Affiliates

Investments in entities we do not control, but for which we have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the entity’s net income or losses after the date of investment, additional contributions made and distributions received, amortization of definite-lived intangible assets attributable to equity method investments and impairment losses resulting from adjustments to the carrying value of the investment. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

Reclassifications and Revisions

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold, which qualify for reporting as discontinued operations.

During the quarter ended March 31, 2014, we recorded corrections to increase Loss on sale of investments by $1.0 million related to the sale of our investment in a consolidated facility during the year ended December 31, 2013, as well as a correction to increase Equity in net income of nonconsolidated affiliates by $0.2 million relating to the sale of equity interests in a nonconsolidated facility during the year ended December 31, 2012. We do not believe these corrections are material to either our current period financial statements or our previously issued financial statements. Additionally, we do not expect these corrections to be material to our 2014 annual financial statements.

The three- and six-months ended June 30, 2013 condensed consolidated statement of operations includes reclassifications totaling $0.2 million and $0.4 million, respectively, within Supplies and Other operating expenses to conform the June 30, 2013 presentation to the June 30, 2014 presentation.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS ENDED JUNE 30,
In thousands	2014	2013
Weighted average shares outstanding	38,380	30,343
Dilutive effect of equity-based compensation plans and arrangements	1,485	—

Weighted average shares outstanding, assuming dilution	39,865	30,343

	SIX-MONTHS ENDED JUNE 30,
In thousands	2014	2013
Weighted average shares outstanding	38,349	30,343
Dilutive effect of equity-based compensation plans and arrangements	1,572	—

Weighted average shares outstanding, assuming dilution	39,921	30,343

The shares used reflect the Company’s conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. Accordingly, 236,868 shares and 211,805 shares were excluded for the three- and six-months ended June 30, 2013, respectively.

Reportable Segments

We have six operating segments, which aggregate into one reportable segment. Our six operating segments are generally organized geographically. For reporting purposes, we have aggregated our operating segments into one reportable segment, because the nature of the services are similar and the businesses exhibit similar economic characteristics, processes, types and classes of customers, methods of service delivery and distribution and regulatory environments.

Net operating loss carryforwards (“NOLs”)

At June 30, 2014, we had federal net operating loss carryforwards of approximately $261.8 million. Such losses expire in various amounts at varying times beginning in 2027. These NOLs are subject to a valuation allowance. At this time, we do not believe the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any NOLs before they expire. However, we cannot assure you that will be the case.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact this standard will have on its results of operations and financial position.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the six-months ended June 30, 2014:

Balance at December 31, 2013	$744,096
Acquisitions (see Note 2)	48,834
Deconsolidation (see Note 2)	(5,203)
Sales and other	(336)

Balance at June 30, 2014	$787,391

NOTE 5 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net operating revenues:
Net patient revenues	$158,416	$140,223	$305,039	$263,353
Other revenues	1,704	1,195	2,834	2,437

Total net operating revenues	160,120	141,418	307,873	265,790
Operating expenses:
Salaries and benefits	34,165	30,427	66,851	59,420
Supplies	25,931	23,992	51,490	44,156
Other operating expenses	32,455	28,968	65,469	54,832
Depreciation and amortization	5,106	4,090	10,111	7,846

Total operating expenses	97,657	87,477	193,921	166,254

Operating income	62,463	53,941	113,952	99,536
Interest expense, net of interest income	466	363	849	669
Loss on sale of investments	—	21	—	21

Income from continuing operations before income tax expense	$61,997	$53,557	$113,103	$98,846

Net income	$61,970	$53,537	$113,063	$98,813

During the three- and six-months ended June 30, 2014, we recorded $5.8 million and $11.6 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. During the three- and six-months ended June 30, 2013, we recorded $4.9 million and $10.0 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

NOTE 6 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	As of
	June 30, 2014	December 31, 2013
Credit Facility debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—
Class B Term Loan due 2017	213,326	214,429
Class C Term Loan due 2018	386,100	388,050
Discount of Class C Term Loan	(595)	(784)
Notes payable to banks and others	54,330	44,023
Capital lease obligations	29,792	27,056

	682,953	672,774
Less: Current portion	(23,162)	(23,122)

Long-term debt, net of current portion	$659,791	$649,652

Senior Secured Credit Facility (“Credit Facility”)

With respect to the Credit Facility, as of June 30, 2014, we had $599.4 million in principal amount of indebtedness outstanding under the senior secured term loan facility consisting of the following:

•	$213.3 million under the Class B Term Loan due December 30, 2017. The interest rate on the Class B Term Loan was 4.23% at June 30, 2014.

•	$386.1 million under the Class C Term Loan due June 30, 2018. The interest rate on the Class C Term Loan was 4.00% at June 30, 2014.

We must repay the principal amount of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining principal amount payable in full on the maturity dates noted above.

Borrowings under each facility of the Credit Facility bear interest either at a base rate or at the London interbank market for the interest period relevant to such borrowings (“LIBOR”), as elected by SCA, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. Interest payments, along with the installment payments of principal, are made at the end of each quarter. The following table outlines the applicable margin for each portion of the Credit Facility:

	Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%), depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%), depending upon the total leverage ratio

There was no outstanding balance under the senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of June 30, 2014 or December 31, 2013 other than $2.7 million and $1.7 million, respectively, of letters of credit. As of June 30, 2014 the Class B Revolving Credit Facility had a capacity of $132.3 million with a maturity date of June 30, 2016.

Any utilization of the Class B Revolving Credit Facility (other than issuances of up to an aggregate of $5.0 million of letters of credit) will be subject to compliance with a total leverage ratio test. At June 30, 2014, we had approximately $2.7 million in such letters of credit outstanding.

2013 Amendment to the Credit Facility

In the second quarter of 2013, we entered into an amendment of our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Class C Term Loan Facility (“Class C Term Loan”) of $386.1 million ($385.5 million, net of discount) as of June 30, 2014. The Class C Term Loan will mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish existing debt. The interest rate on the Class C Term Loan was 4.00% at June 30, 2014.

The Credit Facility is guaranteed by the Company and certain of SCA’s direct wholly-owned domestic subsidiaries (the “guarantors”), subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a guarantor. Additionally, the Credit Facility contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Facility generally restricts SCA and SCA’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it and SCA were in compliance with these covenants as of June 30, 2014. The Amended Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Amended Credit Agreement. No such prepayment was required at June 30, 2014.

Interest Rate Swaps

The Company utilizes an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit its exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At June 30, 2014, interest rate swaps of $240.0 million remained outstanding. An interest rate swap with a notional amount of $50.0 million will terminate on September 30, 2014. The remaining aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016. As a result of the amendment to the Credit Facility in the second quarter of 2013, we de-designated the cash flow hedging instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to Interest expense.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operation. At June 30, 2014, $1.4 million was included in Other current liabilities in the condensed consolidated balance sheet based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At June 30, 2014 and December 31, 2013, $1.4 million and $3.1 million, respectively, were included in Other long-term liabilities in the condensed consolidated balance sheet based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the six-months ended June 30, 2014, the liability related to the swaps decreased by $0.3 million due to $0.8 million of swap settlements and a $0.5 million change in fair value. During the six-months ended June 30, 2014, the Company recorded losses of approximately $0.5 million within Interest expense due to changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of June 30, 2014. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 7 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$7,368	$(7,256)	$7,565	$(7,171)
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(1,339)	(2,507)	(1,302)	(4,028)

Net income (loss), net of tax, attributable to Surgical Care Affiliates	$6,029	$(9,763)	$6,263	$(11,199)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net income (loss) attributable to Surgical Care Affiliates	$6,029	$(9,763)	$6,263	$(11,199)
(Decrease) increase in equity due to sales to noncontrolling interests	(352)	(196)	59	(77)
(Decrease) increase in equity due to purchases from noncontrolling interests	(85)	(14)	(1,225)	91

Change from net income (loss) attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$5,592	$(9,973)	$5,097	$(11,185)

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

The activity relating to the Company’s noncontrolling interests—redeemable is summarized below:

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Balance at beginning of period	$21,902	$21,709
Net income attributable to noncontrolling interests	9,571	12,764
Net change in equity related to amendments in agreements with noncontrolling interests	—	(1,704)
Net change related to purchase of ownership interests	(960)	248
Contributions from noncontrolling interests	—	197
Change in distribution accrual	586	(1,387)
Distributions to noncontrolling interests	(11,933)	(13,167)

Balance at end of period	$19,166	$18,660

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

The fair value of an asset or liability is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As a basis for considering assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques, as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models and lattice models).

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	June 30, 2014
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Valuation Technique[1]
Assets
Other long-term assets	$—	$—	$0.2	$0.2	I

Total assets	$—	$—	$0.2	$0.2

Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	1.4	—	1.4	I

Total liabilities	$—	$2.8	$—	$2.8

	December 31, 2013
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Valuation Technique[1]
Assets
Other long-term assets	$—	$—	$0.3	$0.3	I

Total assets	$—	$—	$0.3	$0.3

Liabilities
Other current liabilities	$—	$—	$—	$—	I
Other long-term liabilities	—	3.1	—	3.1	I

Total liabilities	$—	$3.1	$—	$3.1

[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Level 3 Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at June 30, 2014 and December 31, 2013.

Contingent Consideration

In June 2013, we acquired 100% of the interests in Health Inventures, LLC (“HI”), a surgical and physician services company, for total consideration of $20.4 million. Of this amount, $9.6 million was paid to the sellers in cash, $8.9 million was placed into escrow as contingent consideration and $1.9 million was payable to certain individuals. The amount payable as contingent consideration depends in part upon the successful continuation and/or renewal of certain management agreement contracts held by HI and, in the case of renewals, will be determined by comparing the contract revenue prior to renewal against the expected contract revenue after renewal. The undiscounted range of amounts that could be paid as contingent consideration is zero to $8.9 million. As of the acquisition date, a $0.3 million contingent consideration asset was recorded. The fair value of the contingent consideration is a Level 3 measurement due to the lack of observable inputs.

The following table provides quantitative information associated with the fair value measurement of our recurring Level 3 inputs (in millions):

Level 3 Contingent Consideration	Level 3 Assets as of June 30, 2014	Significant Unobservable Input	Range of Inputs	Weighted Average
Income Approach	$0.2	Probabilities of retention of management contracts(a)	75% - 100%	98%

(a)	The fair value of adjustment to the contingent consideration is based on a formula driven threshold contract value set at the time of the HI transaction. The threshold contract value is a function of revenue and probability of retention of each contract over 12 to 18 months from the transaction date. Significant increases or decreases in any of the probabilities of renewal would result in a significantly lower or higher fair value measurement, respectively.

The following table provides a roll-forward of the recurring fair value balance that used Level 3 inputs (in millions):

Contingent Consideration
Beginning balance as of December 31, 2013	$0.3
Net change	(0.1)

Ending balance as of June 30, 2014	$0.2

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

An impairment charge of $1.5 million was recorded during the six-months ended June 30, 2013 for an investment in a nonconsolidated affiliate. In conjunction with the deconsolidation of this affiliate (as described in Note 2), we adjusted the investment to fair value. The fair value of the investment in the nonconsolidated affiliate was determined based on the estimated fair value using valuations techniques that included recent market transactions.

The investment in this nonconsolidated affiliate, measured at fair value on a nonrecurring basis, was as follows (in millions of U.S. dollars):

		Fair Value Measurements Using
June 30, 2013	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Investment in nonconsolidated affiliate	$2.9	—	—	$2.9	$1.5

The inputs used by the Company in estimating the value of Level 3 Investment in nonconsolidated affiliate may include the exit price. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding the significant unobservable input used in the estimation of the Level 3 fair value measurement.

Level 3 Investment in nonconsolidated affiliate	Level 3 Assets as of June 30, 2013	Significant Unobservable Input	Range of Inputs
Market Approach	$2.9	Exit price (a)	$2.9

(a)	The exit price was determined using the amount stated in a firm offer letter from a third party for the investment.

An impairment charge of $0.7 million was recorded during the three- and six-months ended June 30, 2014 for intangible and long-lived assets. The impairment is recorded in Loss from discontinued operations, net of income tax expense on the Company’s condensed consolidated statements of operations. A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charge recorded in 2014, as management determined its intent to sell or close the impacted facility. No impairment charges for intangible and long-lived assets were recorded during the three- and six-months ended June 30, 2013. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

Assets related to discontinued operations measured at fair value on a nonrecurring basis are as follows (in millions of U.S. dollars):

		Fair Value Measurements Using
June 30, 2014	Net Carrying Value as of:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets related to discontinued operations	$0.0	—	—	$0.0	$0.7

The inputs used by the Company in estimating the value of Level 3 Assets related to discontinued operations include the expected proceeds from the sale of the facility. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding significant unobservable inputs used in the estimation of Level 3 fair value measurement.

Level 3 Property and equipment	Level 3 Assets as of June 30, 2014	Significant Unobservable Input	Range of Inputs	Weighted Average
Income Approach	$0.0	Expected proceeds from sale	$0.0	$0.0

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

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements (includes short-term component)	$2,833	$2,833	$3,126	$3,126
Long-term debt:
Advances under $132.3 million Class B Revolving Credit Facility	$—	$—	$—	$—
Class B Term Loan due 2017	213,326	212,393	214,429	214,563
Class C Term Loan due 2018	386,100	384,652	388,050	389,020
Notes payable to banks and others	54,330	54,330	44,023	44,023
Financial commitments	$—	$—	$—	$—

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

Option awards are granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon the passage of time, the attainment of certain performance conditions or the occurrence of a Liquidity Event (as defined in the applicable Plan) in which TPG Global LLC, our majority owner, and/or any of its affiliates (“TPG”) achieves a minimum cash return on its original investment. RSUs vest based upon the passage of time.

At June 30, 2014, 3,371,702 stock-based awards had been issued under the Plans and 2,090,572 stock-based awards were available for future equity grants.

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

On September 16, 2013, our Board of Directors accelerated the vesting of all performance-based options. As a result of the acceleration, no unvested performance-based options existed at June 30, 2014.

In the first half of 2014, we issued to certain members of our management team 79,646 RSU awards with fair values ranging from $28.35 to $31.24 per RSU award and 110,830 time-based stock options with exercise prices ranging from $28.35 to $31.24. The fair value of these RSU awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 11, Equity-Based Compensation, to the consolidated financial statements of our 2013 Annual Report on Form 10-K.

NOTE 10 — INCOME TAXES

The provision for income tax expense for the three-months ended June 30, 2014 includes the following: (1) current income tax expense of $0.2 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $1.2 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

The provision for income tax expense for the six-months ended June 30, 2014 includes the following: (1) current income tax expense of $0.3 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $2.8 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

The provision for income tax expense for the three-months ended June 30, 2013 includes the following: (1) current income tax expense of $0.1 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $0.9 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

The provision for income tax expense for the six-months ended June 30, 2013 includes the following: (1) current income tax expense of $0.3 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $4.0 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. We currently have a full valuation allowance against net deferred tax assets, other than the deferred tax liability resulting from the amortization of goodwill, which is considered an indefinite-lived intangible. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of June 30, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

NOTE 11 — DISCONTINUED OPERATIONS

The Company has closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net operating revenues	$694	$1,871	$1,721	$4,298
Gain (loss) on sale of investments or closures	13	(1,623)	1	(2,250)
Costs and expenses	(817)	(2,494)	(1,963)	(5,508)
Impairments	(700)	—	(700)	—

Loss from discontinued operations	(810)	(2,246)	(941)	(3,460)
Income tax expense	(529)	(261)	(361)	(568)

Net (loss) income from discontinued operations	$(1,339)	$(2,507)	$(1,302)	$(4,028)

The assets and liabilities related to discontinued operations consist of the following:

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Accounts receivable, net	$168	$363
Other current assets	84	137

Total current assets	252	500

Property and equipment, net	59	2,824
Other long term assets	—	300

Total assets	$311	$3,624

Liabilities
Current liabilities
Accounts payable and other current liabilities	$216	$339

Total current liabilities	216	339

Other long-term liabilities	56	450

Total liabilities	$272	$789

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG, our majority owner, of $0.5 million and $1.0 million during the three- and six-months ended June 30, 2013, respectively, pursuant to a management services agreement. In connection with the completion of our initial public offering in the fourth quarter of 2013, the agreement was terminated, and the Company no longer pays management fees to TPG Capital Management, L.P. or any other affiliate of TPG.

Certain directors of the Company have received options to purchase stock of the Company under the Directors and Consultants Equity Incentive Plan as part of their compensation for service on SCA’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three- and six-month periods ended June 30, 2014 and 2013.

The law firm of Bradley Arant Boult Cummings LLP provides certain legal services to us. We paid approximately $0.2 million and $0.5 million to this law firm during the three-months ended June 30, 2014 and 2013, and approximately $0.5 million and $0.6 million during the six-months ended June 30, 2014 and 2013, respectively, for such legal services. The spouse of one of our executive officers, Richard L. Sharff, Jr., is a partner of this law firm.

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

Litigation

On May 5, 2006, Dr. Hansel DeBartolo filed a lawsuit captioned DeBartolo, et al. v. HealthSouth Corporation et al, in the United States District Court for the Northern District of Illinois, Eastern Division, against Joliet Surgery Center Limited Partnership (the “Partnership”), the general partner of that Partnership, Surgicare of Joliet, Inc., and its then-parent, HealthSouth Corporation, for a declaratory judgment and an injunction relating to the forced repurchase of his partnership interest (the “Federal Court Action”). We agreed to take responsibility from HealthSouth Corporation (our parent until SCA was purchased by ASC Acquisition LLC in 2007) regarding this matter. Dr. DeBartolo claimed that the partnership agreement’s requirement that an investor in a surgical center perform one-third of his surgical procedures at the center violates the federal Anti-Kickback Statute and its underlying federal policy, and he sought an order prohibiting the repurchase of his partnership interest. After the trial court dismissed the case by holding that no private cause of action exists under the Anti-Kickback Statute, Dr. DeBartolo appealed to the Seventh Circuit Court of Appeals, which directed the trial court to dismiss the case because the Federal courts did not have jurisdiction over the subject matter involved. On February 8, 2010, Dr. DeBartolo filed a lawsuit in the Twelfth Judicial Circuit Court, Will County, Illinois making the same claim and seeking the same relief as he sought in the Federal Court Action. On February 5, 2014, the Circuit Court entered an Order granting summary judgment in favor of the Defendants. On March 4, 2014, Plaintiff filed a Notice of Appeal in the Appellate Court of Illinois, Third District seeking reversal of the Circuit Court’s Order. In June 2014, Plaintiff filed a motion to withdraw the Appeal and the Appellate Court of Illinois, Third District accepted the motion and dismissed the appeal.

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

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2024. Operating leases generally have 3 to 22 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 14 — SUBSEQUENT EVENTS

Effective July 1, 2014, we sold our entire noncontrolling interest in an ASC located in Wausau, Wisconsin for $1.5 million.

Effective July 1, 2014, the owners and operators of an SCA nonconsolidated ASC located in San Francisco, California (the “contributed facility”), contributed substantially all of the contributed facility’s assets to another SCA facility located in San Francisco, California (the “receiving facility”), which is an equity method investment, in exchange for membership interests in the receiving facility. Operations of the two facilities were consolidated into the receiving facility location, and the contributed facility location ceased operations. The receiving facility remained an equity method investment as a result of the transaction.

Effective August 1, 2014, through a joint venture entity, SCA and a health system partner of ours purchased the management agreement rights and a 51% controlling interest in Barranca Surgery Center, LLC, which owns and operates an ASC in Irvine, California, for total consideration of $1.5 million. This ASC is an equity method investment.

Effective August 1, 2014, an indirect wholly-owned subsidiary of SCA purchased a 25% noncontrolling interest in MemorialCare Surgical Center at Orange Coast, LLC, which owns and operates an ASC in Fountain Valley, California (the “Fountain Valley ASC”), for total consideration of $8.0 million. The 25% noncontrolling interest was then transferred to a joint venture entity. Simultaneous with the closing, an affiliate of our health system partner transferred its 26% controlling interest, valued at $8.3 million, in the Fountain Valley ASC to the joint venture entity. Prior to the transaction, the Fountain Valley ASC was a managed-only facility, and it is now accounted for by us as an equity method investment.

Effective August 1, 2014, MemorialCare Surgical Center at Saddleback, LLC, a nonconsolidated SCA ASC (the “Saddleback ASC”), which is controlled by a health system joint venture entity, purchased 100% of the members’ interest in Laguna Niguel Surgery Center, LLC, which owns and operates an ASC in Laguna Niguel, California (the “Laguna Niguel ASC”) for $2.8 million in cash. Concurrently with closing, the members of Laguna Niguel ASC received a 2.28501% equity interest in Saddleback ASC valued at $0.5 million. In addition, the controlling joint venture entity purchased the management agreement rights of Laguna Niguel ASC for $0.4 million. The Saddleback ASC and Laguna Niguel ASC continue to operate in separate locations and are both equity method investments.

Effective August 1, 2014, through the future JV as further described in Note 3, SCA and a health system partner of ours contributed $1.5 million in cash to North Dallas Surgical Center, LLC, which owns and operates an ASC in Dallas, Texas (the “Dallas ASC”), in exchange for a 95.2% controlling interest in the Dallas ASC. The Dallas ASC then syndicated 44.2% ownership interest to physician investors. This ASC is a consolidated facility.

Effective August 1, 2014, an indirect wholly-owned subsidiary of SCA purchased a 59% controlling interest in Surgery Center of Rockville, L.L.C., which owns and operates an ASC located in Rockville, Maryland, for $11.0 million. In addition, SCA purchased the management agreement rights of the facility for $0.1 million. This ASC is a consolidated facility.

Effective August 1, 2014, an indirect wholly-owned subsidiary of SCA purchased a 28% noncontrolling interest in Pocono Ambulatory Surgery Center, Limited, which owns and operates an ASC located in Stroudsburg, Pennsylvania, for $2.9 million. In addition, SCA purchased the management agreement rights of the facility for $0.6 million. This ASC is an equity method investment.

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

OVERVIEW

We are a leading provider of surgical solutions to physicians, health systems and payors, providing high quality, cost-effective surgical care. We were formed in 2007 with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. During the six-month period ended June 30, 2013, we were a Delaware limited liability company. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of June 30, 2014, we operated in 34 states and had an interest in and/or operated 172 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations. Of these 178 facilities, we consolidated the operations of 88 affiliated facilities, had 61 nonconsolidated affiliated facilities and held no ownership in 29 affiliated facilities that contract with us to provide management services only. In addition, at June 30, 2014, we provided perioperative consulting services to 14 facilities, which are not included in our facility count.

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

We took several steps during the first six months of 2014 to optimize our portfolio by:

•	acquiring a controlling interest in five ASCs that we consolidate;

•	deconsolidating one ASC;

•	acquiring a noncontrolling interest in an ASC that we hold as an equity method investment;

•	entering into agreements to manage two ASCs; and

•	closing two consolidated ASCs, selling our interest in one nonconsolidated ASC and selling a consolidated ASC.

Our consolidated net operating revenues increased $15.7 million, or 8.0%, for the three-months ended June 30, 2014 compared to the three-months ended June 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities since June 30, 2013. Consolidated net patient revenues per case grew by 3.0% to $1,743 per case for the three-months ended June 30, 2014 from $1,693 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 111,750 cases during the three-months ended June 30, 2014 from 109,316 cases during the three-months ended June 30, 2013, largely due to acquisitions since June 30, 2013. Also, our same site consolidated cases grew by 1.0% for the three-months ended June 30, 2014 as compared to the prior period. Our number of consolidated facilities increased to 88 facilities as of June 30, 2014 from 85 facilities as of June 30, 2013.

We do not consolidate 61 of the facilities affiliated with us because we do not hold a controlling equity interest in the partnerships that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” on page 36.

During the three-months ended June 30, 2014, systemwide net operating revenues grew by 10.2% as compared to the prior year period. Systemwide net patient revenues per case grew by 4.9% compared to the prior year period. These increases are due to acquisitions, coupled with changes in case mix and fee schedule increases.

Our consolidated net operating revenues increased $19.9 million, or 5.1%, for the six-months ended June 30, 2014 compared to the six-months ended June 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities since June 30, 2013 and the disposition of two facilities during the first quarter of 2014. Consolidated net patient revenues per case grew by 1.7% to $1,752 per case for the six-months ended June 30, 2014 from $1,722 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities decreased to 212,284 cases during the six-months ended June 30, 2014 from 214,007 cases during the six-months ended June 30, 2013, largely due to the impact of severe weather on a number of our facilities, including in the South, Midwest and Northeast, during the first quarter of 2014 and the deconsolidation of two facilities since June 30, 2013. Our number of consolidated facilities increased to 88 facilities as of June 30, 2014 from 85 facilities as of June 30, 2013.

During the six-months ended June 30, 2014, systemwide net operating revenues grew by 9.5% as compared to the prior year period. Systemwide net patient revenues per case grew by 5.1% compared to the prior year period. These increases are due to acquisitions since the prior year period, coupled with changes in case mix and fee schedule increases.

At June 30, 2014, we had 97 facilities in partnership with 42 health systems. We held ownership interests in 63 consolidated and nonconsolidated facilities in partnership with 30 health systems and managed 26 facilities in partnership with another 11 health systems. Additionally, there is one health system relationship where we consolidate eight facilities as a Variable Interest Entity (“VIE”), but do not currently hold an equity ownership interest in these facilities. Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

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

As of June 30, 2014, we consolidated eight facilities into our financial results where we do not currently hold an equity ownership interest in the facility. All eight facilities are majority-owned and controlled by a common parent company (the “future JV”). We hold a promissory note from the future JV that is convertible into equity of the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. The promissory note has a fixed interest rate of 4% plus a variable component that is dependent on the earnings of the future JV. We are also party to management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted to us in the promissory note and the management services agreements, we have determined, under Accounting Standards Codification Section 810, that the future JV is a VIE for which we are the primary beneficiary and, accordingly, we consolidate these facilities into our financial results.

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

We took several steps during the six-months ended June 30, 2014 to optimize our facility portfolio by acquiring, deconsolidating, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the Six-Months Ended June 30, 2014	During the Six-Months Ended June 30, 2013
Facilities at Beginning of Period
Consolidated facilities:	87	87
Equity method facilities:	60	52
Managed-only facilities:	30	8
Total Facilities:	177	147
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	3	1
Noncontrolling interests acquired in facilities accounted for as equity method investments:	—	6
Management agreements entered into:	2	20
De novos
Consolidated de novo facilities placed into operations:	—	—
De novo facilities accounted for as equity method investments placed into operations:	—	—
Consolidations / Deconsolidations
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	2	—
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	2	2
Closures and Sales
Consolidated facilities sold:	1	—
Noncontrolling interests in facilities accounted for as equity method investments sold:	1	—
Consolidated facilities closed:	2	1
Equity method facilities closed:	—	—
Management agreements exited from:	—	—
Facilities at End of Period
Consolidated facilities:	88	85
Equity method facilities:	61	60
Managed-only facilities:	29	28

Total Facilities:	178	173
Average Ownership Interest
Consolidated facilities:	51.0%	53.1%
Equity method facilities:	25.0%	26.6%

Perioperative Contracts(1)
Number of contracts at beginning of period:	14	6
Number of contracts at end of period:	14	14

(1)	Perioperative service arrangements are executed agreements between SCA and a hospital system whereby SCA manages the hospitals’ outpatient surgery departments to improve physician alignment, optimize operation effectiveness and attain key outcomes in quality, growth and financial metrics.

Revenues

Our consolidated net operating revenues for the three-months ended June 30, 2014 and 2013 were $212.4 million and $196.7 million, respectively. Our consolidated net operating revenues for the six-months June 30, 2014 and 2013 were $407.8 million and $387.9 million, respectively.

Given the increase in the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following table summarizes our systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide revenues growth and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	10.2%	12.1%	9.5%	9.1%
Systemwide net patient revenues per case growth (1)	4.9%	8.9%	5.1%	8.1%
Same site systemwide net operating revenues growth (1)(2)	2.0%	8.7%	0.3%	7.6%
Same site systemwide net patient revenues per case growth (1)(2)	2.0%	6.2%	0.9%	6.6%

(1)	The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the net income earned from such facilities is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). We include management fee revenues from managed-only facilities in systemwide net operating revenues growth and same site net operating revenues growth, but not patient or other revenues from managed-only facilities (in which we hold no ownership interest). We do not include managed-only facilities in systemwide net patient revenues per case growth or same site systemwide net patient revenues per case growth.
(2)	Same site refers to facilities that were operational in both the current and prior three-month periods, as applicable.

Three-Months Ended June 30, 2014 Compared to Three-Months Ended June 30, 2013

Our consolidated net operating revenues increased by $15.7 million, or 8.0%, for the three-months ended June 30, 2014 to $212.4 million from $196.7 million for the three-months ended June 30, 2013. Consolidated net patient revenues per case increased by 3.0% to $1,743 per case during the three-months ended June 30, 2014 from $1,693 per case during the three-months ended June 30, 2013.

For the three-months ended June 30, 2014, systemwide net operating revenues grew by 10.2% compared to the three-months ended June 30, 2013. In addition, for the three-months ended June 30, 2014, systemwide net patient revenues per case grew by 4.9% compared to the three-months ended June 30, 2013.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, three-months ended June 30, 2013(1)(2)	$196.7	$141.4
Add: revenue from acquired facilities	12.0	19.0
revenue from consolidations	0.7	(0.7)
Less: revenue of disposed facilities	—	(3.2)
revenue from deconsolidated facilities	(3.5)	3.5

Adjusted base year net operating revenues	205.9	160.0
Increase from operations	6.5	0.1

Total net operating revenues, three-months ended June 30, 2014	$212.4	$160.1

(1)	$1.1 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Six-Months Ended June 30, 2014 Compared to Six-Months Ended June 30, 2013

Our consolidated net operating revenues increased by $19.9 million, or 5.1%, for the six-months ended June 30, 2014 to $407.8 million from $387.9 million for the six-months ended June 30, 2013. Consolidated net patient revenues per case increased by 1.7% to $1,752 per case during the six-months ended June 30, 2014 from $1,722 per case during the six-months ended June 30, 2013.

For the six-months ended June 30, 2014, systemwide net operating revenues grew by 9.5% compared to the six-months ended June 30, 2013. In addition, for the six-months ended June 30, 2014, systemwide net patient revenues per case grew by 5.1% compared to the six-months ended June 30, 2013.

The table below quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis.

	Surgical Care Affiliates as Reported Under GAAP	Nonconsolidated Affiliates
	(in millions)
Total net operating revenues, six-months ended June 30, 2013(1)(2)	$387.9	$265.8
Add: revenue from acquired facilities	27.8	41.6
revenue from consolidations	1.3	(1.3)
Less: revenue of disposed facilities	(2.7)	(6.4)
revenue from deconsolidated facilities	(6.7)	6.7

Adjusted base year net operating revenues	407.6	306.4
Increase from operations	0.2	1.8
Non-facility based revenue	0.0	(0.3)

Total net operating revenues, six-months ended June 30, 2014:	$407.8	$307.9

(1)	$2.1 million in revenues have been removed from prior periods presented related to facilities accounted for as discontinued operations.
(2)	Additions to revenue represent revenue from acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Managed care and other discount plans	60%	59%	60%	59%
Medicare	21	21	21	21
Workers’ compensation	11	11	11	12
Patients and other third party payors	5	6	5	5
Medicaid	3	3	3	3

Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Managed care and other discount plans	73%	74%	73%	74%
Medicare	17	16	17	16
Workers’ compensation	6	5	6	5
Patients and other third party payors	2	3	2	3
Medicaid	2	2	2	2

Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates have been relatively stable, on an average basis across our portfolio.

Medicare accounted for 21% of our net patient revenues for the three- and six-months ended June 30, 2014 and 2013. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. In July 2014, the Centers for Medicare and Medicaid Services proposed an effective payment update of 1.2% for federal fiscal year 2015, which we do not expect to materially affect our results.

For the six-months ended June 30, 2014, our facilities located in each of California, North Carolina and Texas represented approximately 14%, 13% and 13%, respectively, of our net patient revenues. Additionally, our facilities located in each of Alabama, Connecticut and Florida represented more than 5% of our net patient revenues for the six-months ended June 30, 2014. As of June 30, 2014, 26 of our 61 nonconsolidated facilities accounted for as equity method investments were located in California and 13 of these 61 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes. Management fee revenues increased 90.6% and 118.0% for the three- and six-months ended June 30, 2014, respectively, mainly due to the acquisition of Health Inventures, LLC, a surgical and physician services company, during the second quarter of 2013.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 35.2% and 33.7% of our net operating revenues for the three-months ended June 30, 2014 and 2013, respectively, and 35.6% and 32.5% of our net operating revenues for the six-months ended June 30, 2014 and 2013, respectively. The acquisition of Health Inventures, LLC largely drove the increase in salaries and benefits as a percentage of net operating revenues.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 20.9% and 21.9% of our net operating revenues for the three-months ended June 30, 2014 and 2013, respectively, and represented 21.2% and 21.9% of our net operating revenues for the six-months ended June 30, 2014 and 2013, respectively. Supplies expense is typically closely related to case volume, and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher, and the timing of purchases.

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

Summary Results of Operations

Three-Months Ended June 30, 2014 Compared to Three-Months Ended June 30, 2013

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended June 30, 2014 and 2013:

	THREE-MONTHS ENDED JUNE 30,
	2014		2013
	As Reported Under GAAP	Nonconsolidated Affiliates(1)	As Reported Under GAAP	Nonconsolidated Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$194.7	$158.4	$185.1	$140.2
Management fee revenues	15.3	—	8.0	—
Other revenues	2.4	1.7	3.5	1.2

Total net operating revenues	212.4	160.1	196.7	141.4
Equity in net income of nonconsolidated affiliates(2)	7.9	—	6.3	—
Operating expense:
Salaries and benefits	74.7	34.2	66.2	30.4
Supplies	44.4	25.9	43.1	24.0
Other operating expenses	31.5	23.1	28.6	21.0
Depreciation and amortization	13.1	5.1	10.5	4.1
Occupancy costs	7.6	6.2	7.0	5.4
Provision for doubtful accounts	3.4	2.9	4.1	2.6
(Gain) loss on disposal of assets(3)	(0.0)	0.2	(0.1)	(0.0)

Total operating expenses	174.7	97.7	159.5	87.5

Operating income	45.6	62.5	43.5	53.9
Interest expense	8.5	0.5	20.3	0.4
Loss from extinguishment of debt	—	—	3.8	—
Interest income(4)	(0.0)	(0.0)	(0.1)	(0.0)
Gain on sale of investments(5)	(0.0)	—	(0.1)	—

Income from continuing operations before income tax expense	37.2	62.0	19.5	53.6
Provision for income tax expense(6)	1.4	0.0	1.0	0.0

Income from continuing operations	35.8	62.0	18.5	53.6
Loss from discontinued operations, net of income tax expense	(1.3)	—	(2.5)	—

Net income	34.5	$62.0	16.0	$53.5

Less: Net income attributable to noncontrolling interests	(28.5)		(25.8)

Net income (loss) attributable to Surgical Care Affiliates	$6.0		$(9.8)

Equity in net income of nonconsolidated affiliates		$7.9		$6.3

Other Data(7)
Cases—consolidated facilities(8)	111,750		109,316
Cases—equity method facilities(9)	66,493		62,946
Consolidated facilities(10)	88		85
Equity method facilities	61		60
Managed-only facilities	29		28
Total facilities	178		173

(1)	The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)	For the three-months ended June 30, 2014 and 2013, we recorded amortization expense of $5.8 million and $4.9 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.
(3)	Gain on disposal of assets as reported under GAAP was $0.014 million for the three-months ended June 30, 2014. Gain on disposal of assets of nonconsolidated affiliates was $0.042 million for the three-months ended June 30, 2013.
(4)	Interest income as reported under GAAP was $0.049 million for the three-months ended June 30, 2014. Interest income of nonconsolidated affiliates was $0.014 million and $0.013 million for the three-months ended June 30, 2014 and 2013, respectively.
(5)	Gain on sale of investments as reported under GAAP was $0.004 million for the three-months ended June 30, 2014.
(6)	Provision for income tax expense for nonconsolidated affiliates was $0.027 million and $0.02 million for the three-months ended June 30, 2014 and 2013, respectively.
(7)	Case data is presented for the three-months ended June 30, 2014 and 2013, as applicable. Facilities data is presented as of June 30, 2014 and 2013, as applicable.
(8)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(9)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(10)	As of June 30, 2014, we consolidated eight of these facilities as a VIE.

Three-Months Ended June 30, 2014 Compared to Three-Months Ended June 30, 2013

Net Operating Revenues

Our consolidated net operating revenues increased $15.7 million, or 8.0%, for the three-months ended June 30, 2014 compared to the three-months ended June 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities since June 30, 2013. Consolidated net patient revenues per case grew by 3.0% to $1,743 per case for the three-months ended June 30, 2014 from $1,693 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 111,750 cases during the three-months ended June 30, 2014 from 109,316 cases during the three-months ended June 30, 2013, largely due to acquisitions since June 30, 2013. Also, our same site consolidated cases grew by 1.0% for the three-months ended June 30, 2014 as compared to the prior period. Our number of consolidated facilities increased to 88 facilities as of June 30, 2014 from 85 facilities as of June 30, 2013.

For the three-months ended June 30, 2014, systemwide net operating revenues grew by 10.2% compared to the three-months ended June 30, 2013. The growth in systemwide net operating revenues was largely due to the acquisition of eight consolidated affiliates, two of which were previously accounted for as managed-only facilities, and noncontrolling interests in two facilities accounted for as equity method investments, one of which was previously accounted for as a managed only-facility, since the prior period, as well as increased management fee revenues from acquisitions made subsequent to the prior period and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one of which is an equity method investment and the other of which is a consolidated affiliate, that were placed into operations after June 30, 2013. In addition, for the three-months ended June 30, 2014, systemwide net patient revenues per case grew by 4.9% compared to the three-months ended June 30, 2013 due to the acquisitions described above and higher acuity case mix.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $1.6 million, or 25.4%, to $7.9 million during the three-months ended June 30, 2014 from $6.3 million during the three-months ended June 30, 2013. Equity in net income of nonconsolidated affiliates increased due to the acquisition of several noncontrolling interests in facilities since June 30, 2013 and the deconsolidation of two facilities completed after June 30, 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items. This increase was primarily offset by the consolidation of one facility that was previously accounted for as an equity method investment in the fourth quarter of 2013.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $8.5 million, or 12.8%, to $74.7 million for the three-months ended June 30, 2014 from $66.2 million for the three-months ended June 30, 2013. The acquisition of Health Inventures, LLC largely drove the increase in salaries and benefits. Other consolidated acquisitions and corporate investments related to operations and development also contributed to the increase.

Supplies

Supplies expense increased $1.3 million, or 3.0%, to $44.4 million for the three-months ended June 30, 2014 from $43.1 million for the three-months ended June 30, 2013. Supplies expense per case increased by 1.0% during the three-months ended June 30, 2014, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $2.9 million, or 10.1%, to $31.5 million for the three-months ended June 30, 2014 from $28.6 million for the three-months ended June 30, 2013. This increase is primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions, partially offset by our efforts to manage and decrease existing overhead operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million, or 24.8%, to $13.1 million for the three-months ended June 30, 2014 from $10.5 million for the three-months ended June 30, 2013, primarily due to consolidated acquisitions and the addition of new capitalized assets since June 30, 2013, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs increased $0.6 million, or 8.6%, to $7.6 million for the three-months ended June 30, 2014 from $7.0 million for the three-months ended June 30, 2013, primarily due to acquisitions after the prior period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.7 million, or 17.1%, to $3.4 million for the three-months ended June 30, 2014 from $4.1 million during the three-months ended June 30, 2013. However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for the three-months ended June 30, 2014 and 2013.

Interest Expense

Interest expense decreased $11.8 million, or 58.1%, to $8.5 million for the three-months ended June 30, 2014 from $20.3 million for the three-months ended June 30, 2013, primarily due to the refinancing of certain of our indebtedness in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes.

Gain on Sale of Investments

We recognized immaterial gains on sale of investments for the three-months ended June 30, 2014 and a gain on sale of investments of $0.1 million for the three-months ended June 30, 2013.

Provision for Income Tax Expense

For the three-months ended June 30, 2014, income tax expense was $1.4 million, representing an effective tax rate of 3.7%, compared to an expense of $1.0 million, representing an effective tax rate of 5.3%, for the three-months ended June 30, 2013. The $1.4 million in expense for the three-months ended June 30, 2014 included $1.2 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests. The $1.0 million in expense for the three-months ended June 30, 2013 included $0.9 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.1 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of June 30, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $2.7 million, or 10.5%, to $28.5 million for the three-months ended June 30, 2014 from $25.8 million during the three-months ended June 30, 2013. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of two facilities since June 30, 2013.

Net income (loss) attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $15.8 million to $6.0 million of net income for the three-months ended June 30, 2014 from $9.8 million of net loss for the three-months ended June 30, 2013. The increase was driven by growth in earnings from acquisitions and lower interest expense.

Six-Months Ended June 30, 2014 Compared to Six-Months Ended June 30, 2013

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the six-months ended June 30, 2014 and 2013:

	SIX-MONTHS ENDED JUNE 30,
	2014		2013
	As Reported Under GAAP	Nonconsolidated Affiliates(1)	As Reported Under GAAP	Nonconsolidated Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$372.0	$305.0	$368.5	$263.4
Management fee revenues	28.4	—	13.0	—
Other revenues	7.4	2.8	6.4	2.4

Total net operating revenues	407.8	307.9	387.9	265.8
Equity in net income of nonconsolidated affiliates(2)	13.6	—	12.0	—
Operating expense:
Salaries and benefits	145.2	66.9	126.2	59.4
Supplies	86.4	51.5	84.9	44.2
Other operating expenses	60.8	46.8	58.1	40.6
Depreciation and amortization	25.1	10.1	20.8	7.8
Occupancy costs	14.7	12.5	13.3	10.3
Provision for doubtful accounts	6.5	5.9	7.0	4.0
Impairment of intangible and long-lived assets	0.5	—	—	—
(Gain) loss on disposal of assets	(0.1)	0.2	0.1	(0.1)

Total operating expenses	339.2	193.9	310.3	166.3

Operating income	82.3	114.0	89.6	99.5
Interest expense	16.4	0.9	34.3	0.7
Loss from extinguishment of debt	—	—	3.8	—
Interest income(3)	(0.1)	(0.0)	(0.1)	(0.0)
Loss on sale of investments	4.3	—	1.0	—

Income from continuing operations before income tax expense	61.6	113.1	50.6	98.8
Provision for income tax expense(4)	3.1	0.0	4.3	0.0

Income from continuing operations	58.5	113.1	46.3	98.8
Loss from discontinued operations, net of income tax expense	(1.3)	—	(4.0)	—

Net income	57.2	$113.1	42.3	$98.8

Less: Net income attributable to noncontrolling interests	(50.9)		(53.5)

Net income (loss) attributable to Surgical Care Affiliates	$6.3		$(11.2)

Equity in net income of nonconsolidated affiliates		$13.6		$12.0

Other Data(5)
Cases—consolidated facilities(6)	212,284		214,007
Cases—equity method facilities(7)	129,279		120,947
Consolidated facilities(8)	88		85
Equity method facilities	61		60
Managed-only facilities	29		28
Total facilities	178		173

(1)	The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)	For the six-months ended June 30, 2014 and 2013, we recorded amortization expense of $11.6 million and $10.0 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.
(3)	Interest income of nonconsolidated affiliates was $0.026 million and $0.028 million for the six-months ended June 30, 2014 and 2013, respectively.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.040 million and $0.033 million for the six-months ended June 30, 2014 and 2013, respectively.
(5)	Case data is presented for the six-months ended June 30, 2014 and 2013, as applicable. Facilities data is presented as of June 30, 2014 and 2013, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of June 30, 2014, we consolidated eight of these facilities as a VIE.

Six-Months Ended June 30, 2014 Compared to Six-Months Ended June 30, 2013

Net Operating Revenues

Our consolidated net operating revenues increased $19.9 million, or 5.1%, for the six-months ended June 30, 2014 compared to the six-months ended June 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities since June 30, 2013 and the disposition of two facilities during the first quarter of 2014. Consolidated net patient revenues per case grew by 1.7% to $1,752 per case for the six-months ended June 30, 2014 from $1,722 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities decreased to 212,284 cases during the six-months ended June 30, 2014 from 214,007 cases during the six-months ended June 30, 2013, largely due to the impact of severe weather on a number of our facilities, including in the South, Midwest and Northeast, during the first quarter of 2014 and the deconsolidation of two facilities since June 30, 2013. Our number of consolidated facilities increased to 88 facilities as of June 30, 2014 from 85 facilities as of June 30, 2013.

For the six-months ended June 30, 2014, systemwide net operating revenues grew by 9.5% compared to the six-months ended June 30, 2013. The growth in systemwide net operating revenues was largely due to the acquisition of eight consolidated affiliates, two of which were previously accounted for as managed-only facilities, and noncontrolling interests in two facilities accounted for as equity method investments, one of which was previously accounted for as a managed only-facility, since the prior period, as well as increased management fee revenues from acquisitions made subsequent to the prior period, changes in case mix and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one of which is an equity method investment and the other of which is a consolidated affiliate, that were placed into operations after June 30, 2013. In addition, for the six-months ended June 30, 2014, systemwide net patient revenues per case grew by 5.1% compared to the six-months ended June 30, 2013 due to similar factors as described above. These increases were partially offset by generally flat same-site volume due to highly inclement winter weather in certain markets during the first quarter of 2014, a reduction in Medicare rates due to sequestration and a reduction in North Carolina worker’s compensation rates.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $1.6 million, or 13.3%, to $13.6 million during the six-months ended June 30, 2014 from $12.0 million during the six-months ended June 30, 2013. Equity in net income of nonconsolidated affiliates increased due to the acquisition of several noncontrolling interests in facilities since June 30, 2013 and the deconsolidation of two facilities since June 30, 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items. This increase was primarily offset by the consolidation of one facility that was previously accounted for as an equity method investment in the prior period.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $19.0 million, or 15.1%, to $145.2 million for the six-months ended June 30, 2014 from $126.2 million for the six-months ended June 30, 2013. The acquisition of Health Inventures, LLC largely drove the increase in salaries and benefits. Other consolidated acquisitions and corporate investments related to operations and development also contributed to the increase.

Supplies

Supplies expense increased $1.5 million, or 1.8%, to $86.4 million for the six-months ended June 30, 2014 from $84.9 million for the six-months ended June 30, 2013. Supplies expense per case increased by 2.5% during the six-months ended June 30, 2014, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $2.7 million, or 4.6%, to $60.8 million for the six-months ended June 30, 2014 from $58.1 million for the six-months ended June 30, 2013. This increase is primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions, partially offset by our efforts to manage and decrease existing overhead operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $4.3 million, or 20.7%, to $25.1 million for the six-months ended June 30, 2014 from $20.8 million for the six-months ended June 30, 2013, primarily due to acquisitions and the addition of new capitalized assets since June 30, 2013, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs increased $1.4 million, or 10.5%, to $14.7 million for the six-months ended June 30, 2014 from $13.3 million for the six-months ended June 30, 2013, primarily due to acquisitions after the prior period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.5 million, or 7.1%, to $6.5 million for the six-months ended June 30, 2014 from $7.0 million during the six-months ended June 30, 2013. However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for the six-months ended June 30, 2014 and 2013.

Interest Expense

Interest expense decreased $17.9 million, or 52.2%, to $16.4 million for the six-months ended June 30, 2014 from $34.3 million for the six-months ended June 30, 2013, primarily due to the refinancing of certain of our indebtedness in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes.

Loss on Sale of Investments

We recognized losses on sale of investments of $4.3 million and $1.0 million for the six-months ended June 30, 2014 and 2013, respectively. The losses during both periods were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the six-months ended June 30, 2014, income tax expense was $3.1 million, representing an effective tax rate of 5.1%, compared to an expense of $4.3 million, representing an effective tax rate of 8.6%, for the six-months ended June 30, 2013. The $3.1 million in expense for the six-months ended June 30, 2014 included $2.8 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $4.3 million in expense for the six-months ended June 30, 2013 included $4.0 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of June 30, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $2.6 million, or 4.9%, to $50.9 million for the six-months ended June 30, 2014 from $53.5 million for the six-months ended June 30, 2013 due to lower consolidated facility earnings and the deconsolidation of two facilities since June 30, 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facilities were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, the results were reported within the consolidated revenue and expense line items.

Net income (loss) attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $17.5 million to $6.3 million of net income for the six-months ended June 30, 2014 from $11.2 million of net loss for the six-months ended June 30, 2013. The increase was driven by growth in earnings from acquisitions and lower interest expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED JUNE 30,		SIX-MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net operating revenues	$0.7	$1.9	$1.7	$4.3
Gain (loss) on sale of investments or closures	0.0	(1.6)	0.0	(2.3)
Costs and expenses	(0.8)	(2.5)	(2.0)	(5.5)
Impairments	(0.7)	—	(0.7)	—

Loss from discontinued operations	(0.8)	(2.2)	(0.9)	(3.5)
Income tax expense	(0.5)	(0.3)	(0.4)	(0.6)

Net loss from discontinued operations	$(1.3)	$(2.5)	$(1.3)	$(4.0)

Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of the facilities identified as discontinued operations. The net loss from our discontinued operations is included in the line item Income (loss) from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, making capital expenditures on our existing properties, financing acquisitions of interests in ASCs and surgical hospitals and making distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the six-months ended June 30, 2014 and 2013:

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Net cash provided by operating activities	$86.7	$80.6
Net cash used in investing activities	(49.7)	(34.2)
Net cash used in financing activities	(33.7)	(21.4)

Increase in cash and cash equivalents	$3.2	$24.9

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	SIX-MONTHS ENDED JUNE 30,
	2014	2013
Net income	$57.2	$42.3
Depreciation and amortization	25.1	20.8
Distributions from nonconsolidated affiliates	27.0	24.4
Provision for doubtful accounts	6.5	7.0
Equity in income of nonconsolidated affiliates	(13.6)	(12.0)
Other operating cash flows, net	(15.5)	(1.9)

Net cash provided by operating activities	$86.7	$80.6

During the six-months ended June 30, 2014, we generated $86.7 million of cash flows provided by operating activities, as compared to $80.6 million during the six-months ended June 30, 2013. Cash flows from operating activities increased $6.1 million, or 7.6%, from the prior period, primarily due to a $19.2 million increase in net income before depreciation and amortization, partially offset by a decrease in other operating cash flows.

Cash Flows Used in Investing Activities

During the six-months ended June 30, 2014, our net cash used in investing activities was $49.7 million, consisting primarily of $35.0 million for business acquisitions, net of cash acquired, $18.2 million of capital expenditures and $4.0 million of purchases of equity interests in nonconsolidated affiliates, partially offset by a $5.3 million decrease in restricted cash, $2.7 million of proceeds from the sale of business and $2.4 million of proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions. Cash flows used in investing activities increased $15.5 million, or 45.3%, from the prior period, primarily due to an increase in cash outflows for business acquisitions and for the purchase of equity interests in nonconsolidated affiliates.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the six-months ended June 30, 2014 was $33.7 million, consisting primarily of $49.5 million of distributions to noncontrolling interests, which primarily related to existing facilities, and $7.8 million for principal payments on long-term debt, partially offset by $14.5 million in long-term debt borrowings and $11.7 million of contributions from noncontrolling interests of consolidated affiliates, which primarily were used to fund business acquisitions. Cash flows used in financing activities increased $12.3 million, or 57.3%, from the prior period, primarily due to lower net long-term debt borrowings, partially offset by higher contributions from noncontrolling interests.

Cash and cash equivalents were $89.1 million at June 30, 2014 as compared to $85.8 million at December 31, 2013. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at June 30, 2014 was $54.1 million, as compared to $37.3 million at December 31, 2013, an increase of $16.8 million, or 45.0%. This increase was primarily driven by an increase in Receivable from nonconsolidated affiliates and decreases in accrued expenses.

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

The Credit Facility

Our Credit Facility consists of a $132.3 million Class B Revolving Credit Facility, which will mature on June 30, 2016 (the “Class B Revolving Credit Facility”); a $213.3 million Class B Term Loan, which will mature on December 30, 2017 (the “Class B Term Loan”); and a $386.1 million Class C Term Loan, which will mature on June 30, 2018 (the “Class C Term Loan” and, together with the Class B Revolving Credit Facility and the Class B Term Loan, the “Senior Secured Credit Facilities”).

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

As of June 30, 2014, we had no outstanding balance under the Class B Revolving Credit Facility, and we had approximately $2.7 million in letters of credit outstanding. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. No utilization of the Class B Revolving Credit Facility may be outstanding (other than issuances of up to an aggregate of $5.0 million of letters of credit) at the end of any fiscal quarter in which the total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA (each as defined in the Amended Credit Agreement), as of the last day of such fiscal quarter, is greater than a specified ratio level.

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

At June 30, 2014, the interest rate on the Class B Term Loan was 4.23%. At June 30, 2014, the interest rate on the Class C Term Loan was 4.00%. We must repay the principal amount of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount of the respective loan. The remaining principal amount of each of the Class B Term Loan and the Class C Incremental Term Loan is due in full at maturity. Interest payments, along with the installment payments of principal, are made at the end of each quarter. We are also required to pay a commitment fee to the lenders under our Class B Revolving Credit Facility in respect of the unutilized commitments thereunder of between 0.375% or 0.50%, depending on the senior secured leverage ratio (as defined in the Amended Credit Agreement).

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of June 30, 2014, we believe that we and SCA were in compliance with these covenants.

Capital Expenditures

Capital expenditures totaled $9.7 million and $18.2 million for the three- and six-months ended June 30, 2014, respectively, as compared to $9.5 million and $17.3 million for the three- and six-months ended June 30, 2013, respectively. The capital expenditures made during the three- and six-months ended June 30, 2014 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At June 30, 2014, we accounted for 61 of our 178 affiliated facilities under the equity method. Like our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At June 30, 2014, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $44.0 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 21% at June 30, 2014. We or one of our wholly-owned subsidiaries collectively guaranteed $2.1 million of the $44.0 million in total debt of our nonconsolidated affiliates as of June 30, 2014. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $15.7 million at June 30, 2014.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There were no material changes to our critical accounting policies during the six-months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of June 30, 2014, we had $653.2 million of indebtedness (excluding capital leases), of which $637.5 million is at variable interest rates and $15.7 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At June 30, 2014, we held interest rate swaps hedging interest rate risk on $240.0 million of our variable rate debt through three forward starting interest rate swaps with an aggregate notional amount of $240.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million became effective on September 30, 2012 and the remaining forward starting interest rate swap with a notional amount of $140.0 million became effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million will terminate on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at June 30, 2014, our annual interest expense would increase by approximately $3.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of June 30, 2014. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter-ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Office Lease Agreement – SCA Operations Center

SCA entered into an Office Lease Agreement (as amended by a First Amendment, the “Lease”) with CAPREF Brookwood Office LLC (the “Landlord”), effective April 4, 2014, for our operations center in Birmingham to be located at 569 Brookwood Village, Suite 901, Birmingham, Alabama 35209. Pursuant to the Lease, SCA has agreed to lease 47,870 square feet of office space in Brookwood Village Center commencing December 1, 2014 and ending May 31, 2025. The base rent under the Lease will be $0.00 per month for the six months commencing December 1, 2014 and $110,699.37 per month for the twelve months commencing June 1, 2015, with the monthly base rent escalating thereafter by approximately 2.5% during each subsequent twelve-month period for the remainder of the term of the Lease. SCA has an option to extend the term of the Lease for two separate periods of five years each, with each option exercisable upon SCA giving written notice of such extension to the Landlord at least 365 days, but no more than 480 days, prior to the expiration of the then current term. SCA also has a one-time right to terminate the Lease effective as of the end of the 90th month of the term of the Lease, exercisable upon SCA giving written notice to the Landlord of such termination no later than the end of the 76th month of the Lease. The description set forth above is qualified in its entirety by the actual terms and conditions of the Lease, a copy of which is filed as Exhibit 10.2 herewith and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certification of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.1	Surgical Care Affiliates Teammate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on June 6, 2014)

10.2	Office Lease Agreement (as amended) between Surgical Care Affiliates, LLC and CAPREF Brookwood Office, LLC, effective April 4, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGICAL CARE AFFILIATES, INC.

Date: August 14, 2014	/s/ Andrew P. Hayek
Andrew P. Hayek President and Chief Executive Officer

Date: August 14, 2014	/s/ Peter J. Clemens IV
Peter J. Clemens IV Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certification of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.1	Surgical Care Affiliates Teammate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on June 6, 2014)

10.2	Office Lease Agreement (as amended) between Surgical Care Affiliates, LLC and CAPREF Brookwood Office, LLC, effective April 4, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document