Form 10-Q
period 2014-09-30
Surgical Care Affiliates, Inc.
filed 2014-11-13
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 10, 2014
Common stock, $0.01 par value	38,559,866 shares

SURGICAL CARE AFFILIATES, INC.

FORM 10-Q

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

On October 29, 2013, the Company’s Registration Statement on Form S-1 (File No. 333-190998) and the Company’s Registration Statement on Form 8-A (File No. 001-36154) each became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$53,399	$85,812
Restricted cash	18,528	25,031
Accounts receivable, net of allowance for doubtful accounts (2014 - $9,863; 2013 - $10,031)	89,720	91,618
Receivable from nonconsolidated affiliates	56,651	12,331
Prepaids and other current assets	29,447	19,575
Current assets related to discontinued operations	46	500
Total current assets	247,791	234,867
Property and equipment, net of accumulated depreciation	210,466	199,184
Goodwill	861,197	744,096
Intangible assets, net of accumulated amortization	81,353	61,861
Deferred debt issue costs	6,042	8,321
Investment in and advances to nonconsolidated affiliates	169,875	168,824
Other long-term assets	4,090	2,140
Assets related to discontinued operations	58	3,124
Total assets (a)	$1,580,872	$1,422,417
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$25,132	$23,122
Accounts payable	26,934	27,889
Accrued payroll	26,349	26,235
Accrued interest	157	446
Accrued distributions	28,207	27,601
Payable to nonconsolidated affiliates	100,919	68,455
Deferred income tax liability	381	477
Other current liabilities	21,285	23,006
Current liabilities related to discontinued operations	474	339
Total current liabilities	229,838	197,570
Long-term debt, net of current portion	666,312	649,652
Deferred income tax liability	125,897	116,221
Other long-term liabilities	17,997	20,651
Liabilities related to discontinued operations	49	450
Total liabilities (a)	1,040,093	984,544
Commitments and contingent liabilities (Note 13)
Noncontrolling interests – redeemable (Note 7)	16,822	21,902
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 38,511 and 38,166 shares outstanding, respectively	385	382
Additional paid-in capital	419,739	413,419
Accumulated deficit	(194,020)	(208,115)
Total Surgical Care Affiliates’ equity	226,104	205,686
Noncontrolling interests – non-redeemable (Note 7)	297,853	210,285
Total equity	523,957	415,971
Total liabilities and equity	$1,580,872	$1,422,417

(a)

Our consolidated assets as of September 30, 2014 and December 31, 2013 include total assets of a variable interest entity (“VIE”) of $98.5 million and $49.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of September 30, 2014 and December 31, 2013 include total liabilities of the VIE of $19.8 million and $12.2 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $3.6 million and $4.0 million of debt guaranteed by us at September 30, 2014 and December 31, 2013, respectively. See further description in Note 3, Summary of Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Net operating revenues:
Net patient revenues	$201,131	$177,025
Management fee revenues	14,884	13,189
Other revenues	3,847	4,203
Total net operating revenues	219,862	194,417
Equity in net income of nonconsolidated affiliates	7,414	4,105
Operating expenses:
Salaries and benefits	76,046	74,421
Supplies	45,248	42,232
Other operating expenses	32,971	31,020
Depreciation and amortization	13,896	10,974
Occupancy costs	7,874	6,796
Provision for doubtful accounts	3,552	3,385
Impairment of intangible and long-lived assets	94	—
(Gain) loss on disposal of assets	(84)	269
Total operating expenses	179,597	169,097
Operating income	47,679	29,425
Interest expense	8,182	14,526
Interest income	(40)	(50)
(Gain) loss on sale of investments	(6,252)	75
Income from continuing operations before income tax expense	45,789	14,874
Provision for income tax expense	2,843	5,664
Income from continuing operations	42,946	9,210
Loss from discontinued operations, net of income tax expense	(4,487)	(472)
Net income	38,459	8,738
Less: Net income attributable to noncontrolling interests	(30,627)	(21,446)
Net income (loss) attributable to Surgical Care Affiliates	$7,832	$(12,708)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.32	$(.40)
Discontinued operations attributable to Surgical Care Affiliates	$(.12)	$(.02)
Net income (loss) per share attributable to Surgical Care Affiliates	$.20	$(.42)
Basic weighted average shares outstanding (in thousands)	38,546	30,353
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.31	$(.40)
Discontinued operations attributable to Surgical Care Affiliates	$(.11)	$(.02)
Net income (loss) per share attributable to Surgical Care Affiliates	$.20	$(.42)
Diluted weighted average shares outstanding (in thousands)	39,920	30,353

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U. S. dollars, except per share amounts)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Net operating revenues:
Net patient revenues	$573,122	$545,548
Management fee revenues	43,296	26,220
Other revenues	11,267	10,564
Total net operating revenues	627,685	582,332
Equity in net income of nonconsolidated affiliates	21,047	16,111
Operating expenses:
Salaries and benefits	221,251	200,588
Supplies	131,614	127,143
Other operating expenses	93,793	89,082
Depreciation and amortization	39,014	31,773
Occupancy costs	22,623	20,142
Provision for doubtful accounts	10,027	10,363
Impairment of intangible and long-lived assets	610	—
(Gain) loss on disposal of assets	(135)	339
Total operating expenses	518,797	479,430
Operating income	129,935	119,013
Interest expense	24,599	48,814
Loss from extinguishment of debt	—	3,800
Interest income	(138)	(167)
(Gain) loss on sale of investments	(1,945)	1,060
Income from continuing operations before income tax expense	107,419	65,506
Provision for income tax expense	5,980	10,023
Income from continuing operations	101,439	55,483
Loss from discontinued operations, net of income tax expense	(5,789)	(4,493)
Net income	95,650	50,990
Less: Net income attributable to noncontrolling interests	(81,555)	(74,897)
Net income (loss) attributable to Surgical Care Affiliates	$14,095	$(23,907)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.52	$(.64)
Discontinued operations attributable to Surgical Care Affiliates	$(.15)	$(.15)
Net income (loss) per share attributable to Surgical Care Affiliates	$.37	$(.79)
Basic weighted average shares outstanding (in thousands)	38,415	30,347

Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.50	$(.64)
Discontinued operations attributable to Surgical Care Affiliates	$(.15)	$(.15)
Net income (loss) per share attributable to Surgical Care Affiliates	$.35	$(.79)
Diluted weighted average shares outstanding (in thousands)	39,920	30,347

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Net income and comprehensive income	$38,459	$8,738
Net income and comprehensive income attributable to noncontrolling interests	(30,627)	(21,446)
Net income and comprehensive income (loss) attributable to Surgical Care Affiliates	$7,832	$(12,708)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Net income	$95,650	$50,990
Other comprehensive income:
Unrealized gain on interest rate swap	—	847
Amounts reclassified from accumulated other comprehensive loss	—	7,480
Total other comprehensive income	—	8,327
Comprehensive income	95,650	59,317
Comprehensive income attributable to noncontrolling interests	(81,555)	(74,897)
Comprehensive income (loss) attributable to Surgical Care Affiliates	$14,095	$(15,580)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

		Accumulated		Total
		Other		Surgical Care	Noncontrolling
	Contributed	Comprehensive	Accumulated	Affiliates	Interests-	Total
	Capital	Loss	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2012	$313,153	$(8,327)	$(157,309)	$147,517	$172,494	$320,011
Member distributions	(74,615)	—	—	(74,615)	—	(74,615)
Net (loss) income	—	—	(23,907)	(23,907)	57,173	33,266
Other comprehensive income	—	8,327	—	8,327	—	8,327
Stock compensation	2,093	—	—	2,093	—	2,093
Net change in equity related to amendments in agreements with noncontrolling interests (Note 7)	—	—	—	—	1,704	1,704
Net change in equity related to purchase of ownership interests	319	—	—	319	2,160	2,479
Contributions from noncontrolling interests	—	—	—	—	1,413	1,413
Change in distribution accrual	—	—	—	—	422	422
Distributions to noncontrolling interests	—	—	—	—	(59,981)	(59,981)
Balance at September 30, 2013	$240,950	$—	$(181,216)	$59,734	$175,385	$235,119

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2013	38,166	$382	$413,419	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	14,095	14,095	66,292	80,387
Stock options exercised	345	3	1,746	—	1,749	—	1,749
Stock compensation	—	—	2,745	—	2,745	—	2,745
Net change in equity related to purchase of ownership interests	—	—	1,829	—	1,829	66,715	68,544
Contributions from noncontrolling interests	—	—	—	—	—	17,677	17,677
Change in distribution accrual	—	—	—	—	—	1,165	1,165
Distributions to noncontrolling interests	—	—	—	—	—	(64,281)	(64,281)
Balance at September 30, 2014	38,511	$385	$419,739	$(194,020)	$226,104	$297,853	$523,957

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U. S. dollars)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Cash flows from operating activities
Net income	$95,650	$50,990
Loss from discontinued operations	5,789	4,493
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	10,027	10,363
Depreciation and amortization	39,014	31,773
Amortization of deferred issuance costs	2,295	2,908
Impairment of intangible and long-lived assets	610	—
Realized (gain) loss on sale of investments	(1,945)	1,060
(Gain) loss on disposal of assets	(135)	339
Equity in net income of nonconsolidated affiliates	(21,047)	(16,111)
Distributions from nonconsolidated affiliates	40,922	38,662
Deferred income tax	5,355	10,326
Stock compensation	2,745	2,093
Change in fair value and loss on de-designation of interest rate swap	303	8,140
Loss on extinguishment of debt	—	3,800
Payment of deferred interest	—	(14,785)
(Increase) decrease in assets, net of business combinations
Accounts receivable	(1,383)	(8,500)
Other assets	(47,351)	2,748
(Decrease) increase in liabilities, net of business combinations
Accounts payable	132	(614)
Accrued payroll	(440)	10,663
Accrued interest	(304)	(10,114)
Other liabilities	27,045	8,219
Other, net	(160)	(4,035)
Net cash used in operating activities of discontinued operations	(981)	(1,659)
Net cash provided by operating activities	156,141	130,759
Cash flows from investing activities
Capital expenditures	(25,406)	(26,248)
Proceeds from disposal of assets	210	1,673
Proceeds from sale of business	2,711	—
Proceeds from sale of equity interests of nonconsolidated affiliates	2,344	4,587
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	2,375	2,069
Decrease in cash related to conversion of consolidated affiliates to equity interests	(30)	(116)
Decrease in restricted cash	6,872	5,298
Net settlements on interest rate swap	(1,180)	(2,529)
Business acquisitions, net of cash acquired 2014 - $1,608; 2013 - $1,179	(88,965)	(21,321)
Purchase of equity interests in nonconsolidated affiliates	(17,708)	(150)
Other	(3,736)	13
Net cash used in investing activities	$(122,513)	$(36,724)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of U. S. dollars)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$19,574	$410,960
Payment of debt acquisition costs	—	(5,700)
Principal payments on line of credit arrangements and long-term debt	(11,766)	(374,465)
Principal payments under capital lease obligations	(6,545)	(5,328)
Distributions to noncontrolling interests of consolidated affiliates	(81,778)	(79,209)
Contributions from noncontrolling interests of consolidated affiliates	12,452	2,417
Proceeds from sale of equity interests of consolidated affiliates	4,497	4,115
Repurchase of equity interests of consolidated affiliates	(4,241)	(2,771)
Proceeds from exercise of stock options	1,749	—
Distributions to unit holders	—	(74,615)
Other	—	356
Net cash used in financing activities	(66,058)	(124,240)
Change in cash and cash equivalents	(32,430)	(30,205)
Cash and cash equivalents at beginning of period	85,812	118,714
Cash and cash equivalents of discontinued operations at beginning of period	17	82
Less: Cash and cash equivalents of discontinued operations at end of period	—	(35)
Cash and cash equivalents at end of period	$53,399	$88,556
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$8,901	$9,261
Goodwill attributable to sale of surgery centers	752	—
Net investment in consolidated affiliates that became equity method facilities	970	5,356
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	3,180	226
Contributions from noncontrolling interests of consolidated affiliates	5,225	—
Accrued capital expenditures at end of period	1,544	1,032

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation on October 30, 2013 (the “Conversion”). Pursuant to the Conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates underlying such converted options. In connection with the Conversion, the exercise prices of such converted options were adjusted accordingly. Upon conversion, every 10.25 outstanding restricted equity units of ASC Acquisition LLC were converted into one restricted stock unit of Surgical Care Affiliates. All share and per share amounts have been adjusted to reflect these conversion amounts throughout these financial statements.

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of September 30, 2014, the Company operated in 33 states and had an interest in and/or operated 176 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana, Texas and Florida. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the nine-months ended September 30, 2014, our portfolio of facilities changed as follows:

•	we acquired a controlling interest in twelve ASCs that we consolidate (two of these facilities were previously managed-only entities);
•	we deconsolidated one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method);
•	we acquired a noncontrolling interest in five ASCs that we hold as equity method investments (two of these facilities were previously managed-only entities);
•	we entered into agreements to manage two ASCs;
•	we closed one equity method facility as a result of combining the operations of the facility into another existing SCA equity method facility; and
•

we closed three consolidated ASCs, sold a consolidated ASC, sold our interest in two nonconsolidated ASCs and terminated management agreements with three managed-only ASCs, in which we held no equity interests.

Business Structure

We operate our facilities through strategic relationships with approximately 2,000 physician partners and, in many cases, with healthcare systems that have strong local market positions and that we believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 182 facilities as follows:

AS OF
SEPTEMBER 30, 2014
Consolidated facilities(1)	94
Equity method facilities	63
Managed-only facilities	25
Total facilities	182
(1)	As of September 30, 2014, we consolidated nine facilities as a Variable Interest Entity (“VIE”) (see Note 3).

In addition, at September 30, 2014 and December 31, 2013, we provided perioperative consulting services to 10 and 14 facilities, respectively, which are not included in the above facility count.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions for Form 10-Q, Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and the SEC’s regulations for interim financial information. Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2013 consolidated financial statements included in our 2013 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS AND CLOSURES

Acquisitions

During the nine-months ended September 30, 2014, the Company acquired a controlling interest in twelve ASCs for total consideration of $104.0 million. Three of the twelve ASCs were acquired through the future JV (see Note 3) and are a VIE for which we are the primary beneficiary.  These acquisitions are described in further detail below.

In April 2014, the future JV (see Note 3) purchased a 51% controlling equity interest in Fort Worth Endoscopy Centers, LLC (“FWEC”), which owns and operates two ASCs in Fort Worth, Texas, for $24.8 million. In conjunction with the acquisition of such interest by the future JV, our promissory note due from the future JV was increased by $10.6 million. As with the other entities controlled by the future JV, we have determined that FWEC is a VIE for which we are the primary beneficiary. Accordingly, we consolidate FWEC. Prior to the transaction in 2014, these two ASCs were managed-only facilities. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$44
Accounts receivable, net	752
Other current assets	88
Total current assets	884
Property and equipment, net	919
Goodwill	33,807
Intangible assets	8,902
Total assets	$44,512
Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,425
Total current liabilities	1,425
Other long-term liabilities	85
Total liabilities	$1,510

In August 2014, an indirect wholly-owned subsidiary of SCA purchased a 59% controlling interest in, as well as the management agreement rights of, the Surgery Center of Rockville, L.L.C., which owns and operates an ASC located in Rockville, Maryland, for $11.1 million. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$19
Accounts receivable, net	284
Other current assets	26
Total current assets	329
Property and equipment, net	1,399
Goodwill	14,481
Intangible assets	2,655
Total assets	$18,864
Liabilities
Current liabilities
Accounts payable and other current liabilities	$51
Total current liabilities	51
Other long-term liabilities	91
Total liabilities	$142

In September 2014, two indirect wholly-owned subsidiaries of SCA purchased a 51% controlling interest in an ASC located in Marina del Rey, California (“Marina del Rey ASC”) for $20.4 million and a 51% controlling interest in an ASC located in Newport Beach, California (“Newport Beach ASC”) for $6.5 million.  In conjunction with the purchase of the two ASCs, SCA also purchased in September 2014 substantially all of the assets of two management entities for $5.3 million.  Prior to closing, the entities provided management and billing services to the Marina del Rey ASC and Newport Beach ASC, as well as to the two affiliated medical practices.  SCA now provides management services at the two ASCs and the two affiliated medical practices.  Both ASCs are consolidated facilities, and the medical practices are managed-only entities. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$861
Accounts receivable, net	3,037
Other current assets	4,054
Total current assets	7,952
Property and equipment, net	3,700
Goodwill	38,940
Intangible assets	8,070
Total assets	$58,662
Liabilities
Current liabilities
Accounts payable and other current liabilities	$607
Total current liabilities	607
Other long-term liabilities	—
Total liabilities	$607

The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the remaining seven acquisitions closed in the nine-months ended September 30, 2014 are as follows:

Assets
Current assets
Cash and cash equivalents	$685
Accounts receivable, net	3,251
Other current assets	665
Total current assets	4,601
Property and equipment, net	9,279
Goodwill	33,335
Intangible assets	6,833
Total assets	$54,048
Liabilities
Current liabilities
Accounts payable and other current liabilities	$3,708
Total current liabilities	3,708
Other long-term liabilities	8,183
Total liabilities	$11,891

The purchase price allocations above are preliminary and subject to adjustment.

During the nine-months ended September 30, 2014, we acquired a noncontrolling interest in five ASCs for a total consideration of $16.5 million. These acquisitions are accounted for as equity method investments.  Two of these ASCs were previously managed-only facilities.

During the nine-months ended September 30, 2014, we contributed an existing equity method investment to another entity in which we have an equity method investment that is controlled by a health system partner. In conjunction with the contribution, we recognized a $1.9 million gain relating to the remeasurement of a portion of the investment to fair value. This gain is included in (Gain) loss on sale of investments in the accompanying condensed consolidated statements of operations.

Also during the nine-months ended September 30, 2014, a wholly-owned indirect subsidiary of SCA loaned a wholly-owned subsidiary of a health system partner (the “Counterparty”) $3.0 million in exchange for a promissory note that is convertible at the Counterparty’s option into a 49% ownership interest in the Counterparty. On April 1, 2014, the Counterparty used the proceeds of the loan and other funds to purchase 100% of the ownership interests in an ASC in Costa Mesa, California for $5.2 million. This ASC is currently a managed-only facility of SCA in which we provide management services to the facility but hold no equity interest.

Deconsolidations

During the nine-month period ended September 30, 2014, we completed one deconsolidation transaction. In this transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in (Gain) loss on sale of investments in the accompanying condensed consolidated statements of operations.

During the nine-month period ended September 30, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in (Gain) loss on sale of investments in the accompanying condensed consolidated statements of operations. In the other transaction, we transferred certain control rights to physician partners in the entity, and we retained a noncontrolling interest in the entity. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statements of operations.

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

Closures and Sales

During the nine-months ended September 30, 2014, we closed four facilities. Two consolidated facilities were closed in the first quarter of 2014, and their operations were absorbed into existing SCA consolidated facilities.  We impaired $0.5 million of property and equipment and intangible assets related to these two closed facilities in the first quarter.  One consolidated facility ceased operations in July 2014.  Also an impairment charge of $0.7 million was recorded during the nine-months ended September 30, 2014 for intangible and long-lived assets related to this one closed consolidated facility.  These impairments are recorded in Loss from discontinued operations, net of income tax expense on the Company’s condensed consolidated statements of operations.  One nonconsolidated facility was closed in the third quarter of 2014, and its operations were absorbed into an existing SCA nonconsolidated facility.

During the nine-month period ended September 30, 2013, we closed one facility. We recorded a pre-tax loss of approximately $1.5 million as a result of the closure. The loss on the transaction is recorded in Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.

During the nine-months ended September 30, 2014, we sold all of our interest in three ASCs. We recorded a pre-tax gain of approximately $0.4 million as a result of the sales. The gain on these transactions is recorded in (Gain) loss on sale of investments in the accompanying condensed consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the three-months and nine-months ended September 30, 2014 and 2013, on an unaudited pro forma basis as if the consolidated acquisitions closed in the nine-months ended September 30, 2014 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three-months and nine-months ended September 30, 2014 and 2013, and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net operating revenues	$224,527	$206,305	$654,374	$618,496
Income from continuing operations	44,057	12,103	109,159	64,781

Consolidated acquisitions closed during the three- and nine-months ended September 30, 2014 contributed Net operating revenues of $9.5 million and $13.3 million, respectively, and Income from continuing operations of $4.2 million and $5.9 million for the three- and nine-months ended September 30, 2014, respectively.

Nonconsolidated acquisitions closed during the three- and nine-months ended September 30, 2014 contributed $0.2 million and $0.1 million to Equity in net income of nonconsolidated affiliates for the three- and nine-months ended September 30, 2014, respectively.

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

In 2012, the Company entered into a transaction whereby we transferred our interests in two consolidated facilities and cash to an entity (the “future JV”) wholly-owned by a health system in exchange for a promissory note. Concurrently, the health system transferred its interest in a facility it controlled to the future JV. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the future JV. The promissory note contains a conversion feature that allows us to convert the promissory note into a 49% equity interest in the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We also entered into management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the future JV is a VIE for which we are the primary beneficiary. Accordingly, we consolidate the future JV.

The carrying amounts and classifications of the assets and liabilities of the future JV, which are included in our September 30, 2014 and December 31, 2013 consolidated balance sheets, were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Assets
Current assets
Accounts receivable, net	$9,011	$5,362
Other current assets	1,980	3,423
Total current assets	10,991	8,785
Property and equipment, net	19,292	14,674
Goodwill	57,015	21,154
Intangible assets	11,169	4,931
Total assets	$98,467	$49,544
Liabilities
Current liabilities
Accounts payable and other current liabilities	$8,252	$6,172
Total current liabilities	8,252	6,172
Other long-term liabilities	11,557	5,984
Total liabilities	$19,809	$12,156

The assets of the consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to us, with the exception of $3.6 million and $4.0 million of debt guaranteed by us at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we consolidate the nine facilities controlled by the future JV as a VIE.

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

During the quarter ended March 31, 2014, we recorded corrections to increase Loss on sale of investments by $1.0 million related to the sale of our investment in a consolidated facility during the year ended December 31, 2013, as well as a correction to increase Equity in net income of nonconsolidated affiliates by $0.2 million relating to the sale of equity interests in a nonconsolidated facility during the year ended December 31, 2012. During the quarter ended September 30, 2014, we recorded corrections to increase Gain on sale of investments by approximately $2.8 million related to the sale of our interest in equity method facilities during prior years. We do not believe these corrections are material to either our current period financial statements or our previously issued financial statements. Additionally, we do not expect these corrections to be material to our 2014 annual financial statements.

The three- and nine-months ended September 30, 2013 condensed consolidated statements of operations include reclassifications totaling $0.2 million and $0.6 million, respectively, within Supplies and Other operating expenses to conform the September 30, 2013 presentation to the September 30, 2014 presentation.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS		NINE-MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
In thousands	2014	2013	2014	2013
Weighted average shares outstanding	38,546	30,353	38,415	30,347
Dilutive effect of equity-based compensation plans and arrangements	1,374	—	1,505	—
Weighted average shares outstanding, assuming dilution	39,920	30,353	39,920	30,347

The numbers of shares used reflect the Company’s conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. Accordingly, 989,000 shares and 686,000 shares were excluded for the three- and nine-months ended September 30, 2013, respectively.

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

Net operating loss carryforwards (“NOLs”)

At September 30, 2014, we had federal net operating loss carryforwards of approximately $252.4 million. Such losses expire in various amounts at varying times beginning in 2027. These NOLs are subject to a valuation allowance. At this time, we do not believe the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any NOLs before they expire. However, we cannot assure you that will be the case.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact this ASU will have on its results of operations and financial position.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the nine-months ended September 30, 2014:

Balance at December 31, 2013	$744,096
Acquisitions (see Note 2)	120,563
Deconsolidation (see Note 2)	(5,203)
Sales and other	1,741
Balance at September 30, 2014	$861,197

NOTE 5 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net operating revenues:
Net patient revenues	$163,410	$152,617	$468,449	$415,970
Other revenues	1,587	1,326	4,421	3,763
Total net operating revenues	164,997	153,943	472,870	419,733
Operating expenses:
Salaries and benefits	35,979	34,048	102,830	93,468
Supplies	28,314	26,064	79,804	70,220
Other operating expenses	36,737	30,641	102,206	85,473
Depreciation and amortization	5,537	4,698	15,648	12,544
Total operating expenses	106,567	95,451	300,488	261,705
Operating income	58,430	58,492	172,382	158,028
Interest expense, net of interest income	700	516	1,549	1,185
Loss on sale of investments	—	—	—	21
Income from continuing operations before income tax expense	$57,730	$57,976	$170,833	$156,822
Net income	$57,723	$57,964	$170,786	$156,777

During the three- and nine-months ended September 30, 2014, we recorded $5.8 million and $17.4 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. During the three- and nine-months ended September 30, 2013, we recorded $7.9 million and $17.9 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

NOTE 6 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	As of
	September 30,	December 31,
	2014	2013
Credit Facility debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—
Class B Term Loan due 2017	212,775	214,429
Class C Term Loan due 2018	385,125	388,050
Discount of Class C Term Loan	(518)	(784)
Notes payable to banks and others	65,385	44,023
Capital lease obligations	28,677	27,056
	691,444	672,774
Less: Current portion	(25,132)	(23,122)
Long-term debt, net of current portion	$666,312	$649,652

Senior Secured Credit Facility (“Credit Facility”)

With respect to the Credit Facility, as of September 30, 2014, we had $597.9 million in principal amount of indebtedness outstanding under the senior secured term loan facility consisting of the following:

—	$212.8 million under the Class B Term Loan due December 30, 2017. The interest rate on the Class B Term Loan was 4.23% at September 30, 2014.
—	$385.1 million under the Class C Term Loan due June 30, 2018. The interest rate on the Class C Term Loan was 4.00% at September 30, 2014.

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

There was no outstanding balance under the senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of September 30, 2014 or December 31, 2013 other than $2.9 million and $1.7 million, respectively, of letters of credit. As of September 30, 2014 the Class B Revolving Credit Facility had a capacity of $132.3 million with a maturity date of June 30, 2016.

Any utilization of the Class B Revolving Credit Facility (other than issuances of up to an aggregate of $5.0 million of letters of credit) will be subject to compliance with a total leverage ratio test. At September 30, 2014, we had approximately $2.9 million in such letters of credit outstanding.

2013 Amendment to the Credit Facility

In the second quarter of 2013, we entered into an amendment of our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Class C Term Loan Facility (“Class C Term Loan”) of $385.1 million ($384.6 million, net of discount) as of September 30, 2014. The Class C Term Loan will mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish existing debt. The interest rate on the Class C Term Loan was 4.00% at September 30, 2014.

The Credit Facility is guaranteed by the Company and certain of SCA’s direct wholly-owned domestic subsidiaries (the “guarantors”), subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a guarantor. Additionally, the Credit Facility contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Facility generally restricts SCA’s and SCA’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it and SCA were in compliance with these covenants as of September 30, 2014. The Amended Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Amended Credit Agreement. No such prepayment was required at September 30, 2014.

Interest Rate Swaps

The Company utilizes an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit its exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At September 30, 2014, interest rate swaps of $190.0 million remained outstanding.  The remaining aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016. An interest rate swap with a notional amount of $50.0 million terminated on September 30, 2014.  As a result of the amendment to the Credit Facility in the second quarter of 2013, we de-designated the cash flow hedging instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to Interest expense.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At September 30, 2014, $1.4 million was included in Other current liabilities in the condensed consolidated balance sheet based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At September 30, 2014 and December 31, 2013, $1.0 million and $3.1 million, respectively, were included in Other long-term liabilities in the condensed consolidated balance sheet based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the nine-months ended September 30, 2014, the liability related to the swaps decreased by $0.7 million due to $1.2 million of swap settlements and a $0.5 million change in fair value. During the nine-months ended September 30, 2014, the Company recorded losses of approximately $0.3 million within Interest expense due to changes in fair value of derivative instruments.

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

NOTE 7 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$12,319	$(12,236)	$19,884	$(19,414)
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(4,487)	(472)	(5,789)	(4,493)
Net income (loss), net of tax, attributable to Surgical Care Affiliates	$7,832	$(12,708)	$14,095	$(23,907)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net income (loss) attributable to Surgical Care Affiliates	$7,832	$(12,708)	$14,095	$(23,907)
Decrease in equity due to sales to noncontrolling interests	(1,107)	(607)	(1,048)	(684)
Increase in equity due to purchases from noncontrolling interests	4,102	974	2,877	1,065
Change from net income (loss) attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$10,827	$(12,341)	$15,924	$(23,526)

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

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Balance at beginning of period	$21,902	$21,709
Net income attributable to noncontrolling interests	15,263	17,724
Net change in equity related to amendments in agreements with noncontrolling interests	—	(1,704)
Net change related to purchase of ownership interests	(1,075)	205
Contributions from noncontrolling interests	—	1,004
Change in distribution accrual	(1,771)	(182)
Distributions to noncontrolling interests	(17,497)	(19,228)
Balance at end of period	$16,822	$19,528

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

The fair value of an asset or liability is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As a basis for considering assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques, as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models and lattice models).

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	September 30, 2014
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Assets
Other long-term assets	$—	$—	$0.2	$0.2	I
Total assets	$—	$—	$0.2	$0.2
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	1.0	—	1.0	I
Total liabilities	$—	$2.4	$—	$2.4

	December 31, 2013
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Assets
Other long-term assets	$—	$—	$0.3	$0.3	I
Total assets	$—	$—	$0.3	$0.3
Liabilities
Other current liabilities	$—	$—	$—	$—	I
Other long-term liabilities	$—	$3.1	$—	$3.1	I
Total liabilities	$—	$3.1	$—	$3.1
[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at September 30, 2014 and December 31, 2013.

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

The following table provides quantitative information associated with the fair value measurement of our recurring Level 3 inputs (in millions):

	Level 3 Assets
Level 3 Contingent	as of		Range of	Weighted
Consideration	September 30, 2014	Significant Unobservable Input	Inputs	Average
Income Approach	$0.2	Probabilities of retention of management contracts(a)	75% - 100%	98%
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

The following table provides a roll-forward of the recurring fair value balance that used Level 3 inputs (in millions):

Contingent Consideration
Beginning balance as of December 31, 2013	$0.3
Net change	(0.1)
Ending balance as of September 30, 2014	$0.2

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

The investment in these nonconsolidated affiliates, measured at fair value on a nonrecurring basis, was as follows (in millions of U.S. dollars):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
September 30, 2013	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliate	$1.3	—	—	$1.3	$1.2

Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
June 30, 2013	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliate	$2.9	—	—	$2.9	$1.5

The inputs used by the Company in estimating the value of Level 3 Investment in nonconsolidated affiliates may include the weighted average cost of capital (“WACC”), revenue growth rates and exit price. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding the significant unobservable inputs used in the estimation of the Level 3 fair value measurement.

Level 3 Investment in	Level 3 Assets
nonconsolidated	as of	Significant Unobservable	Range of
affiliate	September 30, 2013	Inputs	Inputs
Income Approach	$1.3	WACC	11.4%
		Revenue growth rates	2.9% - 5.7%

Level 3 Investment in	Level 3 Assets
nonconsolidated	as of	Significant Unobservable		Range of
affiliate	June 30, 2013	Input		Inputs
Market Approach	$2.9	Exit price	(a)	$2.9
(a)	The exit price was determined using the amount stated in a firm offer letter from a third party for the investment.

An impairment charge of $0.7 million was recorded during the nine-months ended September 30, 2014 for intangible and long-lived assets. The impairment is recorded in Loss from discontinued operations, net of income tax expense in the Company’s condensed consolidated statements of operations. A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charge recorded in 2014, as management determined its intent to sell or close the impacted facility. No impairment charges for intangible and long-lived assets were recorded during the three- and nine-months ended September 30, 2013. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

Assets related to discontinued operations measured at fair value on a nonrecurring basis are as follows (in millions of U.S. dollars):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
June 30, 2014	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Assets related to discontinued operations	$—	—	—	$—	$0.7

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

Level 3 Assets
Level 3 Property and	as of	Significant Unobservable	Range of	Weighted
equipment	June 30, 2014	Input	Inputs	Average
Income Approach	$—	Expected proceeds from sale	$—	$—

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

	As of September 30, 2014		As of December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$2,369	$2,369	$3,126	$3,126
Long-term debt:
Advances under $132.3 million Class B Revolving Credit Facility	$—	$—	$—	$—
Class B Term Loan due 2017	212,775	208,055	214,429	214,563
Class C Term Loan due 2018	385,125	380,311	388,050	389,020
Notes payable to banks and others	65,385	65,385	44,023	44,023
Financial commitments	$—	$—	$—	$—

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

Option awards are granted with an exercise price equal to at least the fair market value of the underlying shares at the date of grant. Vesting in the option awards varies based upon the passage of time, the attainment of certain performance conditions or the occurrence of a Liquidity Event (as defined in the applicable Plan) in which TPG Global LLC, our majority owner, and/or any of its affiliates (“TPG”) achieves a minimum cash return on its original investment. RSUs vest based upon the passage of time.

At September 30, 2014, 3,868,646 stock-based awards had been issued under the Plans (excluding forfeitures) and 1,578,870 stock-based awards were available for future equity grants.

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

On September 16, 2013, our Board of Directors accelerated the vesting of all performance-based options. As a result of the acceleration, no unvested performance-based options existed at September 30, 2014.

During the first nine months of 2014, we issued to certain members of our management team 306,898 RSU awards with fair values ranging from $28.35 to $31.24 per RSU award and 416,742 time-based stock options with exercise prices ranging from $28.35 to $31.24. The fair value of these RSU awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 11, Equity-Based Compensation, to the consolidated financial statements of our 2013 Annual Report on Form 10-K.

NOTE 10 — INCOME TAXES

The provision for income tax expense for the three-months ended September 30, 2014 includes the following: (1) current income tax expense of $0.3 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $2.5 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

The provision for income tax expense for the nine-months ended September 30, 2014 includes the following: (1) current income tax expense of $0.6 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $5.4 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

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

The provision for income tax expense for the nine-months ended September 30, 2013 includes the following: (1) current income tax expense of $0.5 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $9.5 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. We currently have a full valuation allowance against net deferred tax assets, other than the deferred tax liability resulting from the amortization of goodwill, which is considered an indefinite-lived intangible. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of September 30, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

NOTE 11 — DISCONTINUED OPERATIONS

The Company has closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net operating revenues	$248	$1,254	$1,969	$5,552
(Loss) gain on sale of investments or closures	(2)	24	(1)	(2,226)
Costs and expenses	(868)	(1,535)	(2,832)	(7,041)
Impairments	—	—	(700)	—
Loss from discontinued operations	(622)	(257)	(1,564)	(3,715)
Income tax expense	(3,865)	(215)	(4,225)	(778)
Net loss from discontinued operations	$(4,487)	$(472)	$(5,789)	$(4,493)

The assets and liabilities related to discontinued operations consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Assets
Current assets
Accounts receivable, net	$14	$363
Other current assets	32	137
Total current assets	46	500
Property and equipment, net	58	2,824
Other long term assets	—	300
Total assets	$104	$3,624
Liabilities
Current liabilities
Accounts payable and other current liabilities	$474	$339
Total current liabilities	474	339
Other long-term liabilities	49	450
Total liabilities	$523	$789

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG, our majority owner, of $0.5 million and $1.5 million during the three- and nine-months ended September 30, 2013, respectively, pursuant to a management services agreement. In connection with the completion of our initial public offering in the fourth quarter of 2013, the agreement was terminated, and the Company no longer pays management fees to TPG Capital Management, L.P. or any other affiliate of TPG.

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

Certain directors of the Company have received options to purchase stock of the Company under the Directors and Consultants Equity Incentive Plan as part of their compensation for service on SCA’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three- and nine-month periods ended September 30, 2014 and 2013.

The law firm of Bradley Arant Boult Cummings LLP provides certain legal services to us. We paid approximately $0.2 million and $0.4 million to this law firm during the three-months ended September 30, 2014 and 2013, and approximately $0.7 million and $1.0 million during the nine-months ended September 30, 2014 and 2013, respectively, for such legal services. The spouse of one of our executive officers, Richard L. Sharff, Jr., is a partner of this law firm.

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

Litigation

On May 5, 2006, Dr. Hansel DeBartolo filed a lawsuit captioned DeBartolo, et al. v. HealthSouth Corporation et al, in the United States District Court for the Northern District of Illinois, Eastern Division, against Joliet Surgery Center Limited Partnership (the “Partnership”), the general partner of that Partnership, Surgicare of Joliet, Inc., and its then-parent, HealthSouth Corporation, for a declaratory judgment and an injunction relating to the forced repurchase of his partnership interest (the “Federal Court Action”). We agreed to take responsibility from HealthSouth Corporation (our parent until SCA was purchased by ASC Acquisition LLC in 2007) regarding this matter. Dr. DeBartolo claimed that the partnership agreement’s requirement that an investor in a surgical center perform one-third of his surgical procedures at the center violates the federal Anti-Kickback Statute and its underlying federal policy, and he sought an order prohibiting the repurchase of his partnership interest. After the trial court dismissed the case by holding that no private cause of action exists under the Anti-Kickback Statute, Dr. DeBartolo appealed to the Seventh Circuit Court of Appeals, which directed the trial court to dismiss the case because the Federal courts did not have jurisdiction over the subject matter involved. On February 8, 2010, Dr. DeBartolo filed a lawsuit in the Twelfth Judicial Circuit Court, Will County, Illinois making the same claim and seeking the same relief as he sought in the Federal Court Action. On February 5, 2014, the Circuit Court entered an Order granting summary judgment in favor of the Defendants. On March 4, 2014, Plaintiff filed a Notice of Appeal in the Appellate Court of Illinois, Third District (the “Appellate Court”) seeking reversal of the Circuit Court’s Order. In June 2014, Plaintiff filed a motion to withdraw the Appeal and the Appellate Court accepted the motion and dismissed the appeal with prejudice.

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

NOTE 14 — SUBSEQUENT EVENTS

Effective October 1, 2014, through a joint venture entity, SCA and a health system partner purchased the management agreement rights and a 51% controlling interest in Glendale Endoscopy Center, LLC, which owns and operates an ASC in Glendale, California, for total consideration of $4.7 million.  This ASC is an equity method investment.

Effective November 1, 2014, through the future JV as further described in Note 3, SCA and a health system partner purchased a 51% controlling interest in Wilson Creek Surgery Center, LLC, which owns and operates an ASC in McKinney, Texas, for total cash consideration of $8.4 million.  This ASC is a consolidated facility.

Effective November 1, 2014, an indirect wholly-owned subsidiary of SCA contributed $1.6 million to Alliance Surgical Center, LLC, which owns and operates an ASC located in Lake Mary, Florida (“Lake Mary ASC”), in exchange for a 60% controlling interest in the Lake Mary ASC.  This ASC is a consolidated facility.

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

OVERVIEW

We are a leading provider of surgical solutions to physicians, health systems and payors, providing high quality, cost-effective surgical care. We were formed in 2007 with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. During the nine-month period ended September 30, 2013, we were a Delaware limited liability company. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of September 30, 2014, we operated in 33 states and had an interest in and/or operated 176 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations. Of these 182 facilities, we consolidated the operations of 94 affiliated facilities, had 63 nonconsolidated affiliated facilities and held no ownership in 25 affiliated facilities that contract with us to provide management services only. In addition, at September 30, 2014, we provided perioperative consulting services to 10 facilities, which are not included in our facility count.

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

EXECUTIVE SUMMARY

Our growth strategy includes growing the profits at our existing facilities, entering into strategic relationships with hospitals and health systems and making selective acquisitions of existing surgical facilities and groups of facilities. We also periodically exit non-strategic facilities.

We took several steps during the first nine months of 2014 to optimize our portfolio by:

•	acquiring a controlling interest in twelve ASCs that we consolidate (two of these facilities were previously managed-only entities);
•	deconsolidating one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method);
•	acquiring a noncontrolling interest in five ASCs that we hold as an equity method investment (two of these facilities were previously managed-only entities);
•	entering into agreements to manage two ASCs;
•	closing one equity method facility as a result of combining the operations of the facility into another existing equity method facility; and
•

closing three consolidated ASCs, selling a consolidated ASC, selling our interest in two nonconsolidated ASCs and terminating management agreements with three managed-only ASCs, in which we held no equity interests.

Our consolidated net operating revenues increased $25.5 million, or 13.1%, for the three-months ended September 30, 2014 compared to the three-months ended September 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of one facility since September 30, 2013. Consolidated net patient revenues per case grew by 7.6% to $1,794 per case for the three-months ended September 30, 2014 from $1,667 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 112,087 cases during the three-months ended September 30, 2014 from 106,164 cases during the three-months ended September 30, 2013, largely due to acquisitions since September 30, 2013. Also, our same site consolidated cases grew by 1.7% for the three-months ended September 30, 2014 as compared to the prior year period. Our number of consolidated facilities increased to 94 facilities as of September 30, 2014 from 86 facilities as of September 30, 2013.

We do not consolidate 63 of the facilities affiliated with us because we do not hold a controlling equity interest in the partnerships that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” on page 38.

During the three-months ended September 30, 2014, systemwide net operating revenues grew by 10.5% as compared to the prior year period. Systemwide net patient revenues per case grew by 4.5% compared to the prior year period. These increases are due to acquisitions, coupled with changes in case mix and fee schedule increases.

Our consolidated net operating revenues increased $45.4 million, or 7.8%, for the nine-months ended September 30, 2014 compared to the nine-months ended September 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of one facility since September 30, 2013 and the disposition of two facilities during the first quarter of 2014. Consolidated net patient revenues per case grew by 3.7% to $1,767 per case for the nine-months ended September 30, 2014 from $1,704 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 324,371 cases during the nine-months ended September 30, 2014 from 320,171 cases during the nine-months ended September 30, 2013, largely due to acquisitions since the prior year period, partially offset by the impact of severe weather on a number of our facilities, including in the South, Midwest and Northeast, during the first quarter of 2014, the deconsolidation of one facility since September 30, 2013 and the disposition of two facilities during the first quarter of 2014. Our number of consolidated facilities increased to 94 facilities as of September 30, 2014 from 86 facilities as of September 30, 2013.

During the nine-months ended September 30, 2014, systemwide net operating revenues grew by 9.8% as compared to the prior year period. Systemwide net patient revenues per case grew by 4.9% compared to the prior year period. These increases are due to acquisitions since the prior year period, coupled with changes in case mix and fee schedule increases.

At September 30, 2014, we had 97 facilities in partnership with 41 health systems.   We held ownership interests in 11 consolidated and 55 nonconsolidated facilities and managed three facilities in partnership with 31 health systems.  We managed 19 facilities in partnership with another nine health systems. Additionally, there is one health system relationship where we consolidate nine facilities as a Variable Interest Entity (“VIE”), but do not currently hold an equity ownership interest in these facilities. Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

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

As of September 30, 2014, we consolidated nine facilities into our financial results where we do not currently hold an equity ownership interest. All nine facilities are majority-owned and controlled by a common parent company (the “future JV”). We hold a promissory note from the future JV that is convertible into equity of the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. The promissory note has a fixed interest rate of 4% plus a variable component that is dependent on the earnings of the future JV. We are also party to management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted to us in the promissory note and the management services agreements, we have determined, under Accounting Standards Codification Section 810, that the future JV is a VIE for which we are the primary beneficiary and, accordingly, we consolidate these facilities into our financial results.

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
•

facility operating indicators, such as systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide net operating revenues growth and same site systemwide net patient revenues per case growth.

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

We took several steps during the nine-months ended September 30, 2014 to optimize our facility portfolio by acquiring, deconsolidating, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Nine-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Facilities at Beginning of Period
Consolidated facilities:	87	87
Equity method facilities:	60	52
Managed-only facilities:	30	8
Total Facilities:	177	147
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	10	1
Noncontrolling interests acquired in facilities accounted for as equity method investments:	3	6
Management agreements entered into:	2	20
De novos
Consolidated de novo facilities placed into operations:	—	1
De novo facilities accounted for as equity method investments placed into operations:	—	1
Consolidations / Deconsolidations
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	2	—
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	3	2
Closures and Sales
Consolidated facilities sold:	1	—
Noncontrolling interests in facilities accounted for as equity method investments sold:	2	—
Consolidated facilities closed:	3	1
Equity method facilities closed:	1	—
Management agreements exited from:	3	1
Facilities at End of Period
Consolidated facilities:	94	86
Equity method facilities:	63	61
Managed-only facilities:	25	27
Total Facilities:	182	174
Average Ownership Interest
Consolidated facilities:	50.4%	52.4%
Equity method facilities:	25.1%	25.7%
Perioperative Contracts(1)
Number of contracts at beginning of period:	14	6
Number of contracts at end of period:	10	14
(1)

Perioperative service arrangements are executed agreements between SCA and a hospital system whereby SCA manages the hospitals’ outpatient surgery departments to improve physician alignment, optimize operation effectiveness and attain key outcomes in quality, growth and financial metrics.

Revenues

Our consolidated net operating revenues for the three-months ended September 30, 2014 and 2013 were $219.9 million and $194.4 million, respectively. Our consolidated net operating revenues for the nine-months ended September 30, 2014 and 2013 were $627.7 million and $582.3 million, respectively.

Given the increase in the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following table summarizes our systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide net operating revenues growth and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	10.5%	18.6%	9.8%	12.3%
Systemwide net patient revenues per case growth (1)	4.5%	8.6%	4.9%	8.3%
Same site systemwide net operating revenues growth (1)(2)	6.5%	8.8%	2.4%	7.9%
Same site systemwide net patient revenues per case growth (1)(2)	4.5%	4.1%	2.2%	5.9%

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

Three-Months Ended September 30, 2014 Compared to Three-Months Ended September 30, 2013

Our consolidated net operating revenues increased by $25.5 million, or 13.1%, for the three-months ended September 30, 2014 to $219.9 million from $194.4 million for the three-months ended September 30, 2013. Consolidated net patient revenues per case increased by 7.6% to $1,794 per case during the three-months ended September 30, 2014 from $1,667 per case during the three-months ended September 30, 2013.

For the three-months ended September 30, 2014, systemwide net operating revenues grew by 10.5% compared to the three-months ended September 30, 2013. In addition, for the three-months ended September 30, 2014, systemwide net patient revenues per case grew by 4.5% compared to the three-months ended September 30, 2013.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, three-months ended September 30, 2013(1)(2)	$194.4	$153.9
Add: revenue from acquired facilities	11.0	7.9
revenue from consolidations	0.7	(0.7)
Less: revenue of disposed facilities	—	(4.7)
revenue from deconsolidated facilities	(1.7)	1.7
Adjusted base year net operating revenues	204.4	158.1
Increase from operations	15.5	6.9
Total net operating revenues, three-months ended September 30, 2014	$219.9	$165.0

(1)	$0.7 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.
(2)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Nine-Months Ended September 30, 2014 Compared to Nine-Months Ended September 30, 2013

Our consolidated net operating revenues increased by $45.4 million, or 7.8%, for the nine-months ended September 30, 2014 to $627.7 million from $582.3 million for the nine-months ended September 30, 2013. Consolidated net patient revenues per case increased by 3.7% to $1,767 per case during the nine-months ended September 30, 2014 from $1,704 per case during the nine-months ended September 30, 2013.

For the nine-months ended September 30, 2014, systemwide net operating revenues grew by 9.8% compared to the nine-months ended September 30, 2013. In addition, for the nine-months ended September 30, 2014, systemwide net patient revenues per case grew by 4.9% compared to the nine-months ended September 30, 2013.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, nine-months ended September 30, 2013(1)(2)	$582.3	$419.7
Add: revenue from acquired facilities	38.9	49.4
revenue from consolidations	2.0	(2.0)
Less: revenue of disposed facilities	(2.7)	(11.0)
revenue from deconsolidated facilities	(8.4)	8.4
Adjusted base year net operating revenues	612.1	464.5
Increase from operations	15.6	8.6
Non-facility based revenue	—	(0.2)
Total net operating revenues, nine-months ended September 30, 2014	$627.7	$472.9

(1)	$3.2 million in revenues have been removed from prior periods presented related to facilities accounted for as discontinued operations.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Managed care and other discount plans	61%	59%	60%	59%
Medicare	20	21	20	21
Workers’ compensation	10	11	10	11
Patients and other third party payors	5	6	6	6
Medicaid	4	3	4	3
Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Managed care and other discount plans	73%	75%	73%	75%
Medicare	17	16	17	16
Workers’ compensation	5	5	6	5
Patients and other third party payors	2	2	2	2
Medicaid	3	2	2	2
Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 20% of our net patient revenues for the three- and nine-months ended September 30, 2014 and 21% of our net patient revenues for the three- and nine-months ended September 30, 2013. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2%, on a non-cumulative basis, for a federal fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. In October 2014, the

Centers for Medicare and Medicaid Services finalized the payment update of 1.4% for federal fiscal year 2015, consisting of 1.9% inflation minus a 0.5% productivity factor.  We do not expect this update to materially affect our results.

For the nine-months ended September 30, 2014, the net patient revenues from our consolidated facilities located in each of Texas, California and North Carolina represented approximately 15%, 14% and 13%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Connecticut and Florida represented more than 5% of our total net patient revenues for the nine-months ended September 30, 2014. As of September 30, 2014, 28 of our 63 nonconsolidated facilities accounted for as equity method investments were located in California and 13 of these 63 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes. Management fee revenues increased 12.9% and 65.3% for the three- and nine-months ended September 30, 2014, respectively, mainly due to the acquisitions, including the acquisition of Health Inventures, LLC, a surgical and physician services company, during the second quarter of 2013.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 34.6% and 38.3% of our net operating revenues for the three-months ended September 30, 2014 and 2013, respectively, and 35.3% and 34.4% of our net operating revenues for the nine-months ended September 30, 2014 and 2013, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 20.6% and 21.7% of our net operating revenues for the three-months ended September 30, 2014 and 2013, respectively, and represented 21.0% and 21.8% of our net operating revenues for the nine-months ended September 30, 2014 and 2013, respectively. Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

Other Operating Expenses

Other operating expenses consists primarily of expenses related to insurance premiums, contract services, legal fees, repairs and maintenance, professional and licensure dues, office supplies and miscellaneous expenses. Other operating expenses do not generally correlate with changes in net patient revenues.

Occupancy Costs

Occupancy costs include facility rent and utility and maintenance expenses. Occupancy costs do not generally correlate with changes in net patient revenues.

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

Summary Results of Operations

Three-Months Ended September 30, 2014 Compared to Three-Months Ended September 30, 2013

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended September 30, 2014 and 2013:

	THREE-MONTHS ENDED SEPTEMBER 30,
	2014		2013
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$201.1	$163.4	$177.0	$152.6
Management fee revenues	14.9	—	13.2	—
Other revenues	3.8	1.6	4.2	1.3
Total net operating revenues	219.9	165.0	194.4	153.9
Equity in net income of nonconsolidated affiliates(2)	7.4	—	4.1	—
Operating expense:
Salaries and benefits	76.0	36.0	74.4	34.0
Supplies	45.2	28.3	42.2	26.1
Other operating expenses	33.0	24.5	31.0	22.9
Depreciation and amortization	13.9	5.5	11.0	4.7
Occupancy costs	7.9	6.4	6.8	6.3
Provision for doubtful accounts	3.6	4.4	3.4	1.2
Impairment of intangible and long-lived assets	0.1	—	—	—
(Gain) loss on disposal of assets	(0.1)	1.5	0.3	0.2
Total operating expenses	179.6	106.6	169.1	95.5
Operating income	47.7	58.4	29.4	58.5
Interest expense	8.2	0.7	14.5	0.5
Interest income(3)	(0.0)	(0.0)	(0.1)	(0.0)
(Gain) loss on sale of investments	(6.3)	—	0.1	—
Income from continuing operations before income tax expense	45.8	57.7	14.9	58.0
Provision for income tax expense(4)	2.8	0.0	5.7	0.0
Income from continuing operations	42.9	57.7	9.2	58.0
Loss from discontinued operations, net of income tax expense	(4.5)	—	(0.5)	—
Net income	38.5	$57.7	8.7	$58.0
Less: Net income attributable to noncontrolling interests	(30.6)		(21.4)
Net income (loss) attributable to Surgical Care Affiliates	$7.8		$(12.7)
Equity in net income of nonconsolidated affiliates		$7.4		$4.1
Other Data(5)
Cases—consolidated facilities(6)	112,087		106,164
Cases—equity method facilities(7)	70,158		65,993
Consolidated facilities(8)	94		86
Equity method facilities	63		61
Managed-only facilities	25		27
Total facilities	182		174

(1)

The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations, but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)

For the three-months ended September 30, 2014 and 2013, we recorded amortization expense of $5.8 million and $7.9 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)

Interest income as reported under GAAP was $0.040 million for the three-months ended September 30, 2014. Interest income of nonconsolidated affiliates was $0.019 million for each of the three-months ended September 30, 2014 and 2013.

(4)	Provision for income tax expense for nonconsolidated affiliates was $0.007 million and $0.012 million for the three-months ended September 30, 2014 and 2013, respectively.
(5)	Case data is presented for the three-months ended September 30, 2014 and 2013, as applicable. Facilities data is presented as of September 30, 2014 and 2013, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of September 30, 2014, we consolidated nine of these facilities as a VIE.

Net Operating Revenues

Our consolidated net operating revenues increased $25.5 million, or 13.1%, for the three-months ended September 30, 2014 compared to the three-months ended September 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of one facility since September 30, 2013. Consolidated net patient revenues per case grew by 7.6% to $1,794 per case for the three-months ended September 30, 2014 from $1,667 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 112,087 cases during the three-months ended September 30, 2014 from 106,164 cases during the three-months ended September 30, 2013, largely due to acquisitions since September 30, 2013. Also, our same site consolidated cases grew by 1.7% for the three-months ended September 30, 2014 as compared to the prior period. Our number of consolidated facilities increased to 94 facilities as of September 30, 2014 from 86 facilities as of September 30, 2013.

For the three-months ended September 30, 2014, systemwide net operating revenues grew by 10.5% compared to the three-months ended September 30, 2013. The growth in systemwide net operating revenues was largely due to the acquisition of fifteen consolidated affiliates, two of which were previously accounted for as managed-only facilities, and the acquisition of noncontrolling interests in six facilities accounted for as equity method investments, two of which were previously accounted for as managed only-facilities, since the prior period, as well as increased management fee revenues from acquisitions made subsequent to the prior period and increased rates earned under certain payor contracts. In addition, for the three-months ended September 30, 2014, systemwide net patient revenues per case grew by 4.5% compared to the three-months ended September 30, 2013 due to the acquisitions described above and higher acuity case mix.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $3.3 million, or 80.5%, to $7.4 million during the three-months ended September 30, 2014 from $4.1 million during the three-months ended September 30, 2013. Equity in net income of nonconsolidated affiliates increased due to the acquisition of several noncontrolling interests in facilities since September 30, 2013 and the deconsolidation of one facility completed after September 30, 2013 (i.e., the facility became an equity method facility rather than a consolidated facility). After deconsolidation, the results of operations of the facility were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, those results were reported within the consolidated revenue and expense line items. This increase was primarily offset by $1.4 million of impairments to two equity method facilities during the third quarter of 2013 and the consolidation of one facility that was previously accounted for as an equity method investment in the fourth quarter of 2013.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $1.6 million, or 2.2%, to $76.0 million for the three-months ended September 30, 2014 from $74.4 million for the three-months ended September 30, 2013 due to consolidated acquisitions and corporate investments related to operations and development.

Supplies

Supplies expense increased $3.0 million, or 7.1%, to $45.2 million for the three-months ended September 30, 2014 from $42.2 million for the three-months ended September 30, 2013. Supplies expense per case increased by 1.5% during the three-months ended September 30, 2014, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $2.0 million, or 6.5%, to $33.0 million for the three-months ended September 30, 2014 from $31.0 million for the three-months ended September 30, 2013. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $2.9 million, or 26.4%, to $13.9 million for the three-months ended September 30, 2014 from $11.0 million for the three-months ended September 30, 2013, primarily due to consolidated acquisitions and the addition of new capitalized assets since September 30, 2013, partially offset by the conversion of one consolidated facility to an equity method investment.

Occupancy Costs

Occupancy costs increased $1.1 million, or 16.2%, to $7.9 million for the three-months ended September 30, 2014 from $6.8 million for the three-months ended September 30, 2013, primarily due to acquisitions after the prior period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts increased slightly to $3.6 million for the three-months ended September 30, 2014 as compared to $3.4 million during the three-months ended September 30, 2013. However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for each of the three-months ended September 30, 2014 and 2013.

Interest Expense

Interest expense decreased $6.3 million, or 43.4%, to $8.2 million for the three-months ended September 30, 2014 from $14.5 million for the three-months ended September 30, 2013, primarily due to the redemption of all of our outstanding senior subordinated notes.

Gain (Loss) on Sale of Investments

We recognized $6.3 million in gains on sale of investments for the three-months ended September 30, 2014 and a loss on sale of investments of $0.1 million for the three-months ended September 30, 2013. The gains recognized during the three-months ended September 30, 2014 were primarily due to the syndications of nonconsolidated affiliates, contributions of an equity method investment to a joint venture and the sale of the management rights to an equity method investment.  The losses for the three-months ended September 30, 2013 were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the three-months ended September 30, 2014, income tax expense was $2.8 million, representing an effective tax rate of 6.2%, compared to an expense of $5.7 million, representing an effective tax rate of 38.1%, for the three-months ended September 30, 2013. The $2.8 million in expense for the three-months ended September 30, 2014 included $2.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $5.7 million in expense for the three-months ended September 30, 2013 included $5.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of September 30, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $9.2 million, or 43.0%, to $30.6 million for the three-months ended September 30, 2014 from $21.4 million during the three-months ended September 30, 2013. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of one facility since September 30, 2013.

Net income (loss) attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $20.5 million to $7.8 million of net income for the three-months ended September 30, 2014 from $12.7 million of net loss for the three-months ended September 30, 2013. The increase was driven by growth in earnings from acquisitions and lower interest expense.

Nine-Months Ended September 30, 2014 Compared to Nine-Months Ended September 30, 2013

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the nine-months ended September 30, 2014 and 2013:

	NINE-MONTHS ENDED SEPTEMBER 30,
	2014		2013
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$573.1	$468.4	$545.5	$416.0
Management fee revenues	43.3	—	26.2	—
Other revenues	11.3	4.4	10.6	3.8
Total net operating revenues	627.7	472.9	582.3	419.7
Equity in net income of nonconsolidated affiliates(2)	21.0	—	16.1	—
Operating expense:
Salaries and benefits	221.3	102.8	200.6	93.5
Supplies	131.6	79.8	127.1	70.2
Other operating expenses	93.8	71.3	89.1	63.5
Depreciation and amortization	39.0	15.6	31.8	12.5
Occupancy costs	22.6	18.9	20.1	16.6
Provision for doubtful accounts	10.0	10.3	10.4	5.2
Impairment of intangible and long-lived assets	0.6	—	—	—
(Gain) loss on disposal of assets	(0.1)	1.7	0.3	0.1
Total operating expenses	518.8	300.5	479.4	261.7
Operating income	129.9	172.4	119.0	158.0
Interest expense	24.6	1.6	48.8	1.2
Loss from extinguishment of debt	—	—	3.8	—
Interest income(3)	(0.1)	(0.0)	(0.2)	(0.0)
(Gain) loss on sale of investments	(1.9)	—	1.1	—
Income from continuing operations before income tax expense	107.4	170.8	65.5	156.8
Provision for income tax expense(4)	6.0	0.0	10.0	0.0
Income from continuing operations	101.4	170.8	55.5	156.8
Loss from discontinued operations, net of income tax expense	(5.8)	—	(4.5)	—
Net income	95.7	$170.8	51.0	$156.8
Less: Net income attributable to noncontrolling interests	(81.6)		(74.9)
Net income (loss) attributable to Surgical Care Affiliates	$14.1		$(23.9)
Equity in net income of nonconsolidated affiliates		$21.0		$16.1
Other Data(5)
Cases—consolidated facilities(6)	324,371		320,171
Cases—equity method facilities(7)	199,437		186,940
Consolidated facilities(8)	94		86
Equity method facilities	63		61
Managed-only facilities	25		27
Total facilities	182		174

(1)

The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations, but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)

For the nine-months ended September 30, 2014 and 2013, we recorded amortization expense of $17.4 million and $17.9 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)	Interest income of nonconsolidated affiliates was $0.046 million and $0.047 million for the nine-months ended September 30, 2014 and 2013, respectively.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.047 million and $0.045 million for the nine-months ended September 30, 2014 and 2013, respectively.
(5)	Case data is presented for the nine-months ended September 30, 2014 and 2013, as applicable. Facilities data is presented as of September 30, 2014 and 2013, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of September 30, 2014, we consolidated nine of these facilities as a VIE.

Net Operating Revenues

Our consolidated net operating revenues increased $45.4 million, or 7.8%, for the nine-months ended September 30, 2014 compared to the nine-months ended September 30, 2013. The main factors that contributed to this increase were revenues earned from acquisitions, higher acuity case mix and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of one facility since September 30, 2013 and the disposition of two facilities during the first quarter of 2014. Consolidated net patient revenues per case grew by 3.7% to $1,767 per case for the nine-months ended September 30, 2014 from $1,704 per case during the prior period, reflecting acquisitions with higher rates per case than the average rates at our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 324,371 cases during the nine-months ended September 30, 2014 from 320,171 cases during the nine-months ended September 30, 2013, largely due to acquisitions since the prior period, partially offset by the impact of severe weather on a number of our facilities, including in the South, Midwest and Northeast, during the first quarter of 2014, the deconsolidation of one facility since September 30, 2013 and the disposition of two facilities during the first quarter of 2014. Our number of consolidated facilities increased to 94 facilities as of September 30, 2014 from 86 facilities as of September 30, 2013.

For the nine-months ended September 30, 2014, systemwide net operating revenues grew by 9.8% compared to the nine-months ended September 30, 2013. The growth in systemwide net operating revenues was largely due to the acquisition of fifteen consolidated affiliates, two of which were previously accounted for as managed-only facilities, and noncontrolling interests in six facilities accounted for as equity method investments, two of which were previously accounted for as managed only-facilities, since the prior period, as well as increased management fee revenues from acquisitions made subsequent to the prior period, changes in case mix and increased rates earned under certain payor contracts. In addition, for the nine-months ended September 30, 2014, systemwide net patient revenues per case grew by 4.9% compared to the nine-months ended September 30, 2013 due to similar factors as described above. These increases were partially offset by generally flat same-site volume due to highly inclement winter weather in certain of our markets during the first quarter of 2014, a reduction in Medicare rates due to sequestration and a reduction in North Carolina worker’s compensation rates.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $4.9 million, or 30.4%, to $21.0 million during the nine-months ended September 30, 2014 from $16.1 million during the nine-months ended September 30, 2013. Equity in net income of nonconsolidated affiliates increased due to the acquisition of several noncontrolling interests in facilities since September 30, 2013 and the deconsolidation of one facility since September 30, 2013 (i.e., the facility became an equity method facility rather than a consolidated facility). After deconsolidation, the results of operations of the facility were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, the results were reported within the consolidated revenue and expense line items. This increase was primarily offset by $3.4 million in impairments related to three equity method facilities during the nine-months ended September 30, 2013 and by the consolidation of one facility that was previously accounted for as an equity method investment in the prior period.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $20.7 million, or 10.3%, to $221.3 million for the nine-months ended September 30, 2014 from $200.6 million for the nine-months ended September 30, 2013. Acquisitions, including the acquisition of Health Inventures, LLC, largely drove the increase in salaries and benefits. Corporate investments related to operations and development also contributed to the increase.

Supplies

Supplies expense increased $4.5 million, or 3.5%, to $131.6 million for the nine-months ended September 30, 2014 from $127.1 million for the nine-months ended September 30, 2013. Supplies expense per case increased by 2.2% during the nine-months ended September 30, 2014, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $4.7 million, or 5.3%, to $93.8 million for the nine-months ended September 30, 2014 from $89.1 million for the nine-months ended September 30, 2013. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $7.2 million, or 22.6%, to $39.0 million for the nine-months ended September 30, 2014 from $31.8 million for the nine-months ended September 30, 2013, primarily due to acquisitions and the addition of new capitalized assets since September 30, 2013, partially offset by the conversion of one consolidated facility to an equity method investment.

Occupancy Costs

Occupancy costs increased $2.5 million, or 12.4%, to $22.6 million for the nine-months ended September 30, 2014 from $20.1 million for the nine-months ended September 30, 2013, primarily due to acquisitions after the prior period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased $0.4 million, or 3.8%, to $10.0 million for the nine-months ended September 30, 2014 from $10.4 million during the nine-months ended September 30, 2013. However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for the nine-months ended September 30, 2014 and 2013.

Interest Expense

Interest expense decreased $24.2 million, or 49.6%, to $24.6 million for the nine-months ended September 30, 2014 from $48.8 million for the nine-months ended September 30, 2013, primarily due to the refinancing of certain of our indebtedness in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes in the second half of 2013.

(Gain) Loss on Sale of Investments

We recognized gains on sale of investments of $1.9 million and losses on sale of investments of $1.1 million for the nine-months ended September 30, 2014 and 2013, respectively. The gains for the nine-months ended September 30, 2014 were primarily due to the syndications of nonconsolidated affiliates, contributions of an equity method investment to a joint venture and the sale of the management rights to an equity method investment, partially offset by losses due to a deconsolidation transaction.  The losses for the nine-months ended September 30, 2013 were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the nine-months ended September 30, 2014, income tax expense was $6.0 million, representing an effective tax rate of 5.6%, compared to $10.0 million, representing an effective tax rate of 15.3%, for the nine-months ended September 30, 2013. The $6.0 million in expense for the nine-months ended September 30, 2014 included $5.4 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.4 million attributable to noncontrolling interests. The $10.0 million in expense for the nine-months ended September 30, 2013 included $9.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.5 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of September 30, 2014. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $6.7 million, or 8.9%, to $81.6 million for the nine-months ended September 30, 2014 from $74.9 million for the nine-months ended September 30, 2013. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of one facility since September 30, 2013.

Net income (loss) attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $38.0 million to $14.1 million of net income for the nine-months ended September 30, 2014 from $23.9 million of net loss for the nine-months ended September 30, 2013. The increase was driven by growth in earnings from acquisitions and lower interest expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net operating revenues	$0.2	$1.3	$2.0	$5.6
(Loss) gain on sale of investments or closures	(0.0)	0.0	(0.0)	(2.2)
Costs and expenses	(0.9)	(1.5)	(2.8)	(7.0)
Impairments	—	—	(0.7)	—
Loss from discontinued operations	(0.6)	(0.3)	(1.6)	(3.7)
Income tax expense	(3.9)	(0.2)	(4.2)	(0.8)
Net loss from discontinued operations	$(4.5)	$(0.5)	$(5.8)	$(4.5)

Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of the facilities identified as discontinued operations. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, making capital expenditures on our existing properties, financing acquisitions of interests in ASCs and surgical hospitals and making distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the nine-months ended September 30, 2014 and 2013:

	NINE-MONTHS
	ENDED
	SEPTEMBER 30,
	2014	2013
Net cash provided by operating activities	$156.1	$130.8
Net cash used in investing activities	(122.5)	(36.7)
Net cash used in financing activities	(66.1)	(124.2)
Decrease in cash and cash equivalents	$(32.4)	$(30.2)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	NINE-MONTHS
	ENDED
	SEPTEMBER 30,
	2014	2013
Net income	$95.7	$51.0
Depreciation and amortization	39.0	31.8
Distributions from nonconsolidated affiliates	40.9	38.7
Provision for doubtful accounts	10.0	10.4
Equity in income of nonconsolidated affiliates	(21.0)	(16.1)
Other operating cash flows, net	(8.5)	15.0
Net cash provided by operating activities	$156.1	$130.8

During the nine-months ended September 30, 2014, we generated $156.1 million of cash flows provided by operating activities compared to $130.8 million during the nine-months ended September 30, 2013. Cash flows from operating activities increased $25.3 million, or 19.3%, from the prior period, primarily due to a $51.9 million increase in net income before depreciation and amortization, partially offset by a $23.5 million decrease in other operating cash flows.

Cash Flows Used in Investing Activities

During the nine-months ended September 30, 2014, our net cash used in investing activities was $122.5 million, consisting primarily of $89.0 million for business acquisitions, net of cash acquired, $25.4 million of capital expenditures and $17.7 million of purchases of equity interests in nonconsolidated affiliates, partially offset by a $6.9 million decrease in restricted cash, $2.7 million of proceeds from the sale of businesses and $2.4 million of proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions. Cash flows used in investing activities increased $85.8 million, or 233.8%, from the prior period, primarily due to an increase in cash outflows for business acquisitions and for the purchase of equity interests in nonconsolidated affiliates.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine-months ended September 30, 2014 was $66.1 million, consisting primarily of $81.8 million of distributions to noncontrolling interests, which primarily related to existing facilities, and $11.8 million for principal payments on long-term debt, partially offset by $19.6 million in long-term debt borrowings and $12.5 million of contributions from noncontrolling interests of consolidated affiliates, which primarily were used to fund business acquisitions.

Net cash used in financing activities decreased $58.1 million, or 46.8%, from the prior period, primarily due to lower net long-term debt borrowings and lower distributions to unit holders.

Cash and cash equivalents were $53.4 million at September 30, 2014 as compared to $85.8 million at December 31, 2013. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at September 30, 2014 was $18.0 million compared to $37.3 million at December 31, 2013, a decrease of $19.3 million, or 51.7%. This decrease was primarily driven by a decrease in Cash and cash equivalents and an increase in the net payable to nonconsolidated affiliates.

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

The Credit Facility

Our Credit Facility consists of a $132.3 million Class B Revolving Credit Facility, which will mature on June 30, 2016 (the “Class B Revolving Credit Facility”); a $212.8 million Class B Term Loan, which will mature on December 30, 2017 (the “Class B Term Loan”); and a $385.1 million Class C Term Loan, which will mature on June 30, 2018 (the “Class C Term Loan” and, together with the Class B Revolving Credit Facility and the Class B Term Loan, the “Senior Secured Credit Facilities”).

The following table indicates the current maturity date for each of our credit facilities:

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

As of September 30, 2014, we had no outstanding balance under the Class B Revolving Credit Facility, and we had approximately $2.9 million in letters of credit outstanding. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. No utilization of the Class B Revolving Credit Facility may be outstanding (other than issuances of up to an aggregate of $5.0 million of letters of credit) at the end of any fiscal quarter in which the total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA (each as defined in the Amended Credit Agreement), as of the last day of such fiscal quarter, is greater than a specified ratio level.

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

At September 30, 2014, the interest rate on the Class B Term Loan was 4.23%. At September 30, 2014, the interest rate on the Class C Term Loan was 4.00%. We must repay the principal amount of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount of the respective loan. The remaining principal amount of each of the Class B Term Loan and the Class C Term Loan is due in full at maturity. Interest payments, along with the installment payments of principal, are made at the end of each quarter. We are also required to pay a commitment fee to the lenders under our

Class B Revolving Credit Facility in respect of the unutilized commitments thereunder of between 0.375% or 0.50%, depending on the senior secured leverage ratio (as defined in the Amended Credit Agreement).

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of September 30, 2014, we believe that we and SCA were in compliance with these covenants.

Capital Expenditures

Capital expenditures totaled $7.2 million and $25.4 million for the three- and nine-months ended September 30, 2014, respectively, as compared to $8.9 million and $26.2 million for the three- and nine-months ended September 30, 2013, respectively. The capital expenditures made during the three- and nine-months ended September 30, 2014 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.2% to 12.2% based on the rate implied by the lease at the inception of the lease.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At September 30, 2014, we accounted for 63 of our 182 affiliated facilities under the equity method. Like our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At September 30, 2014, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $56.2 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 24% at September 30, 2014. We or one of our wholly-owned subsidiaries collectively guaranteed $2.7 million of the $56.2 million in total debt of our nonconsolidated affiliates as of September 30, 2014. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $15.1 million at September 30, 2014.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There were no material changes to our critical accounting policies during the nine-months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of September 30, 2014, we had $662.8 million of indebtedness (excluding capital leases), of which $645.3 million is at variable interest rates and $17.5 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At September 30, 2014, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million became effective on September 30, 2012, and the remaining forward starting interest rate swap with a notional amount of $140.0 million became effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million terminated on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at September 30, 2014, our annual interest expense would increase by approximately $4.1 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of September 30, 2014. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

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
10.1

First Amendment to Stockholders Agreement by and among the Company and the Stockholders party thereto, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 22, 2014)

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

SURGICAL CARE AFFILIATES, INC.
Date: November 13, 2014	/s/ Andrew P. Hayek
Andrew P. Hayek President and Chief Executive Officer
Date: November 13, 2014	/s/ Peter J. Clemens IV
Peter J. Clemens IV Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certification of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1

First Amendment to Stockholders Agreement by and among the Company and the Stockholders party thereto, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 22, 2014)

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