Form 10-K
period 2014-12-31
Surgical Care Affiliates, Inc.
filed 2015-03-10
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2014 was $411,378,097.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2015
Common stock, par value $0.01 per share	38,671,573 shares

SURGICAL CARE AFFILIATES, INC.

FORM 10-K

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to Surgical Care Affiliates, Inc. and its consolidated affiliates after our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013 and to ASC Acquisition LLC and its consolidated subsidiaries prior to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013. In addition, unless the context otherwise indicates or requires, the term “SCA” refers to Surgical Care Affiliates, LLC, our direct operating subsidiary.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

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

Part I

Item 1. BUSINESS

Overview

We are a leading national provider of solutions to physicians, health systems and payors to optimize surgical care. We operate one of the largest networks of outpatient surgery facilities in the United States, which as of December 31, 2014, was comprised of 179 ambulatory surgery centers (“ASCs”), six surgical hospitals and one sleep center with 11 locations. Our business model is focused on building strategic relationships with health systems, physician groups and payors to acquire, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of December 31, 2014, we owned and operated facilities in partnership with 42 health systems and approximately 2,000 physician partners. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

The healthcare industry is in the midst of a transition characterized by increasing focus on cost containment and clinical outcomes, driven by recent regulatory efforts and new payment and delivery models, such as Accountable Care Organizations (“ACOs”). In this environment, improving clinical quality and reducing the cost of surgical delivery, which represents one of the largest components of medical spending in the United States, will be of greater focus. We believe we are a critical part of the solution because we provide a lower-cost delivery alternative that (1) we believe enhances the quality of care and patient experience, (2) provides a strategic approach for physicians that improves productivity and economic alignment, (3) enables our health system partners to expand access within their markets while addressing the pressures resulting from changing payment models and (4) offers an efficient and lower-cost alternative for health plans, employers and other health plan sponsors.

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

Following the purchase of our company in 2007 by TPG Global, LLC (together with its affiliates, “TPG”), MTS-SCA Acquisition LLC (“MTS”) and certain of our current and former directors, our senior leadership team has transformed our strategic approach from operating a network of facilities to providing a comprehensive suite of solutions to multiple constituents along the surgical care continuum. We have experienced significant growth in our provider partnerships and enhanced our focus on clinical outcomes and patient experience, resulting in strong and consistent performance in our key financial and operating metrics. We believe our comprehensive solution set has established SCA facilities as a site of choice to patients, physicians, health systems and payors, as reflected in (1) our patient and physician Net Promoter Scores, which are measures of loyalty based on asking patients or physicians whether they would recommend our facilities to a friend or family member or colleague, as applicable, (2) growth in the number of physician partners to approximately 2,000 as of December 31, 2014, with approximately 7,500 physicians performing procedures in our affiliated facilities in 2014 and (3) growth in health system partnerships from 18 to 42 from December 31, 2007 to December 31, 2014.

Our commitment to patient care, our outstanding teammates, our health system partnerships and our investments in systems and processes to drive results, coupled with strong industry trends, have enabled us to build a track record of growth. Our consolidated total net operating revenues increased from $726.4 million in 2012 to $864.7 million in 2014, representing a 9.1% compounded annual growth rate (“CAGR”). Given the significant increase in the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we also review an internal supplemental operating measure that does not comply with generally accepted accounting principles (“GAAP”) called systemwide net operating revenues growth, which includes both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). Our systemwide total net operating revenues increased at a 12.7% CAGR from 2012 to 2014. Our net income increased from a loss of $20.0 million in 2012 to income of $32.0 million in 2014, our Adjusted EBITDA-NCI increased from $130.1 million in 2012 to $156.7 million in 2014, representing a 9.7% CAGR, and our Adjusted Net Income increased from $36.6 million in 2012 to $81.5 million in 2014, representing a 49.2% CAGR. Adjusted EBITDA-NCI and Adjusted Net Income are non-GAAP financial measures and should not be considered substitutes for and are not comparable to our GAAP net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA-NCI and Adjusted Net Income Reconcilements” for an explanation of Adjusted EBITDA-NCI and Adjusted net income and a reconciliation to the most directly comparable GAAP financial measures.

The revenues and expenses of affiliated facilities in which we do not have a controlling interest but do have an equity interest are not directly included in our consolidated GAAP results; rather, only the net income earned from such facilities is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, and we refer to such facilities as our “nonconsolidated facilities.”

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

Strategic Partnerships with Leading Health Systems

In 2008, recognizing the trend towards branded integrated delivery systems in healthcare, we began to selectively partner with leading health systems in specific markets. From December 31, 2007 to December 31, 2014, we have grown the number of our health system partners from 18 to 42. Our health system partners include many of the leaders in healthcare delivery, such as Indiana University Health, Inc. (“IUH”), MemorialCare Health System (“MemorialCare”), Sutter Health and Texas Health Resources (“THR”), among others. We believe we are a partner of choice to leading health systems because of our comprehensive suite of surgical solutions, expertise in clinical operations and efficiency programs and developmental expertise. Partnering with leading health systems allows us to enter new markets in a capital-efficient way that provides us with immediate relevance to our partners, physicians and payors, translating into greater stability and growth opportunity. Our material health system partners are IUH, MemorialCare, Sutter Health and THR.

When we partner with a health system in a three-way joint venture, we typically hold a noncontrolling ownership interest in a holding company that owns a majority or controlling ownership interest in the facility, while the health system partner holds the controlling interest in the holding company.

We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgical facilities. These co-development arrangements are an important source of differentiation and growth for our business. For example, through our relationship with THR, as of December 31, 2014, we have acquired controlling interests in or developed 10 surgery centers since 2012.

In addition to expanding the number of co-developed facilities within our existing partnerships, we continue to establish new partnerships with market-leading providers. During the twelve-months ended December 31, 2014, we added three affiliated facilities with three new health system partners. Our co-development arrangements are often informal, but in some cases, we enter into formal co-development agreements with our health system partners. In these agreements, we agree to collaborate on the identification of opportunities for the acquisition or development of new facilities within a defined geographic area. The co-development agreements generally have a duration of one or two years, with the option to renew upon mutual agreement. Some of the co-development agreements contain termination provisions that allow either party to terminate the agreement upon 60 to 120 days’ notice or for cause, and others are silent as to termination. For example, our co-development agreement with IUH provides that the Company and IUH will collaborate in good faith to identify, solicit and cultivate potential opportunities for the acquisition of facilities in Indiana. The co-development agreement with IUH provides that it will continue for so long as the partnership between the Company and IUH continues.

Our systemwide net operating revenues attributable to facilities with a health system partner have grown at a much higher rate than our systemwide net operating revenues attributable to facilities without a health system partner. Our systemwide net operating revenues attributable to facilities with a health system partner have grown 350.4% from 2009 to 2014, while our systemwide net operating revenues attributable to facilities without a health system partner have grown 9.7% over the same period.

Our Affiliated Facilities

Our network of facilities includes:

•

ASCs. Like hospitals, ASCs serve as locations where physicians on each individual facility’s medical staff perform surgeries on their patients. Our ASCs provide the facilities, equipment, supplies and clinical support staff necessary to provide non-emergency surgical services to patients not requiring hospitalization. Surgeries in ASCs are typically reimbursed at significantly lower rates than in a hospital setting, and ASCs generally operate with greater efficiency and lower costs. For the year-ended December 31, 2014, our ASCs generated 90.3% of our net operating revenues.

•

Surgical hospitals. Our surgical hospitals allow physicians to perform a broader range of surgical procedures, including more complex surgeries, and allow patients to stay in the hospital overnight. For the year-ended December 31, 2014, our surgical hospitals generated 9.3% of our net operating revenues.

•

Hospital surgery departments. We also contract with hospitals to manage in-hospital surgery departments, which can focus exclusively on supporting physicians in the performance of surgeries on patients who do not require hospitalization (on an outpatient basis) or provide a full array of surgeries, including emergency surgeries, as well as surgeries on hospital inpatients and patients who will be admitted post-procedure. We believe managing hospital surgery departments strengthens our relationships with our hospital partners, as we are engaged across the continuum of surgical care. For the year-ended December 31, 2014, such hospital surgery departments generated 0.4% of our net operating revenues.

Physicians at our facilities provide surgical services in a wide variety of specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology, spine and gynecology, as well as other general surgery procedures. As of December 31, 2014, we consolidated the operations of 95 of our 186 affiliated facilities, had 65 nonconsolidated affiliated facilities and held no ownership in 26 affiliated facilities that contract with us to provide management services.

Our Industry

Medical costs account for a substantial percentage of spending in America. The United States spent $2.9 trillion on healthcare in 2013, according to Centers for Medicare and Medicaid Services (“CMS”), and the percentage of gross domestic product devoted to healthcare has increased from 7.0% in 1970 to 17.4% in 2013. Surgical delivery is one of the largest components of medical costs in the United States, currently representing approximately 30% of medical spending for individuals with commercial insurance and Medicare, according to our estimates.

Against this backdrop, we believe that we are well positioned to benefit from trends currently affecting the markets in which we compete, including:

Continued Migration of Procedures out of Hospitals

According to the American Hospital Association, from 1992 to 2012, outpatient surgeries increased from 53.8% of total surgery volumes to 64.5%. In addition, a significant share of outpatient surgeries shifted from hospitals to free-standing facilities over a similar period. Advancements in medical technology, such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following certain surgical procedures. Improvements in anesthesia have also shortened the recovery time for many patients by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization. These medical advancements have significantly increased the number of procedures that can be performed in a surgery center and have fueled the migration of surgical procedures out of hospitals and into outpatient settings. We expect that continued advancements in healthcare delivery and regulatory reform will further this trend.

Growing Focus on Containment of Healthcare Costs

Because of an increased focus on controlling the growth of healthcare expenditures in our economy, constituents across the healthcare continuum, including government payors, private insurance companies and self-insured employers, are implementing meaningful cost containment measures. These initiatives have contributed to the shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective settings, such as ASCs. For example, based on Medicare fee schedules, a procedure in an ASC costs, on average, 55% of what the same procedure costs when performed in a hospital surgery department, according to the Ambulatory Surgery Center Association. The cost differential creates savings for the government, Medicare plans, commercial payors and patients when a procedure is performed at an ASC instead of a hospital-based surgery department.

In addition, as self-insured employers look to reduce their overall healthcare costs, they are shifting increased financial responsibility to patients through higher co-pays and deductibles. These changes to health plan design, coupled with increased pricing transparency, have encouraged patients to seek out more cost-effective options for their healthcare delivery and may reduce demand for discretionary healthcare services. Because of their cost advantage and high patient satisfaction, we believe ASCs stand to benefit from this increase in consumerism.

Opportunities Created by Healthcare Legislation

We anticipate that recent healthcare legislation will create greater opportunities for cost-effective providers of healthcare. The Patient Protection and Affordable Care Act (“PPACA”) and other related healthcare reform activities are expected to promote the transition from traditional fee-for-service payment models to more “at risk” or “capitated” models in which providers receive a flat fee per member per month from payors, regardless of the cost of care. These changes will be reflected through the creation of ACOs or other payment model reforms. This shift will create financial incentives for “at-risk” providers to direct patient procedures into the most cost-effective settings, such as ASCs. We believe health systems, which are expected to remain the center of the delivery network in many markets, are resolving to shift many types of surgical cases out of their hospital surgery departments into the lower-

cost ASC setting. Given that, according to management estimates, surgical spending currently represents approximately 30% of all medical spending for individuals with commercial insurance and Medicare, the shift to “at risk” payment models is likely to create greater interest from physicians and health systems in shifting care to ASCs and surgical hospitals.

Dynamics Impacting Health Systems

Many hospitals and health systems anticipate strategic and financial challenges stemming from healthcare reform and growing efforts to contain healthcare costs. In response, many health systems are focused on strategies to reduce operating costs, build market share, align with physicians, create additional service lines, expand their geographic footprint and prepare for new payment models, including ACOs, which are networks of doctors, hospitals and other healthcare providers who share responsibility for providing coordinated care to patients with the goal of improving quality and reducing overall spending. As a result, a growing number of health systems are entering into strategic partnerships with select provider organizations that can provide focused expertise, scaled operating systems, best practices, speed of execution and financial capital.

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

Continued Provider Consolidation Driven by Changing Environment

We believe that consolidation among healthcare providers will continue due to cost pressures, a changing regulatory environment and the requirements imposed by new payment and delivery models. Our industry remains highly fragmented relative to other healthcare sectors, with the three largest companies in our industry operating an aggregate of only 12% of approximately 5,400 Medicare-certified ASCs in the United States as of December 31, 2014. We expect consolidation to continue, as larger operators like us bring to bear the benefits of systems, processes and larger-scale relationships.

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

Multi-Pronged Growth Strategy Based on Aligned Economic Model and Diverse Business Mix

Our business model is focused on building strategic relationships with leading health systems, physician groups and payors to acquire, develop and operate facilities in an aligned economic model. The alignment of strategic and financial interests through shared ownership is an integral component of our ability to achieve strong results — clinically, operationally and financially. We believe our business model, which is aligned with secular industry trends demanding high quality, cost-effective settings of care, the need for more scaled partners in healthcare and the transition to a coordinated care delivery model, enables the following multiple growth avenues and positions us for long-term sustainable growth:

•

Strong same-site growth. We believe that several factors will contribute to continued same-site growth: (1) a significant majority of our facilities are multi-specialty (160 of our 186 affiliated facilities), (2) a payor mix weighted toward non-governmental payors (62% of our consolidated net patient revenues and 74% of net patient revenues at our nonconsolidated facilities for the year-ended December 31, 2014 came from commercial payors), (3) our partnerships with leading health systems, (4) our strong physician satisfaction and (5) the continued focus of our regional facility leadership on physician recruitment, leveraging our tools and systems.

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

•

Additional services across our broad suite of solutions. We provide a broad suite of solutions to meet the specific needs of our health system, physician partners and payors in the communities they serve. These solutions include, among others, development of market growth strategies, multiple physician alignment models (including joint ventures and clinical co-management agreements), perioperative consulting and management services to assist health systems in increasing the efficiency of their own hospital surgery departments, supply chain management, data analytics and benchmarking and analytics to support the transition to new payment models. These additional services enhance patient care and strengthen our partnerships with health systems, physicians and payors while providing additional economic benefits to us.

•

Opportunistic acquisitions. Our partnership model with leading health systems enables us to be a strategic acquirer in multiple geographic markets within the fragmented ASC industry. From June 30, 2010 to December 31, 2014, we acquired or entered into management agreements with 47 facilities in our existing markets and 40 facilities in new markets. Also during this same time period, we placed two de novo facilities into operation in existing markets and one de novo facility in a new market.

Strategic Partnerships with Leading Health Systems

We have positioned ourselves for the continued shift toward large scale, integrated delivery systems by selectively partnering with health systems that hold market-leading positions in their primary service areas. From December 31, 2007 to December 31, 2014, we have grown the number of our health system partners from 18 to 42, including many of the leaders in healthcare delivery, such as IUH, Sutter Health, THR and MemorialCare, among others. We believe we are a partner of choice to leading health systems because of our comprehensive suite of surgical solutions, expertise in clinical operations and efficiency programs and development expertise. Partnering with leading health systems allows us to enter new markets in a capital-efficient way that provides us with immediate relevance to our patients, physicians and payors, translating into greater stability and growth opportunity. Historically, our partnerships have delivered above-market same-site revenue growth, as well as growth from the co-development of additional facilities alongside our health system partners.

Leading National Brand and Scaled Franchise

We believe a healthcare environment characterized by cost pressure, regulatory change, increased consumerism and consolidation favors large scale competitors with strong reputations. We are one of the largest multi-specialty operators of ASCs in the United States with 179 ASCs operating in 33 states. We operate a large surgical services purchasing platform that provides us substantial purchasing advantages as our dedicated supply chain team works with our facilities, health system partners and affiliated physicians across the country. Through our partnerships with locally branded health systems, we have established strong brand recognition among physicians in many communities, and we believe our national presence and leading reputation provide us with a greater opportunity to establish strategic relationships with local health systems, physicians and payors. Our facilities have also developed a strong reputation among patients in our communities as a result of our focus on patient care and clinical quality. We provide each patient with a survey regarding their experience at our facility which is generally provided in person after their procedure has been performed or through the mail. According to our patient surveys conducted during 2014, we have a Net Promoter Score of approximately positive 97. This Net Promoter Score is a measure of loyalty ranging from negative 100 to positive 100 based on asking patients whether they would recommend our facilities to a friend or family member. The overall response rate for these surveys has been, on average, approximately 62% in 2014, which represented an average of approximately 32,600 responses received per month in 2014.

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

Strategic Partner to Physicians

The evolving healthcare landscape, including regulatory changes, increasing administrative burden, payor consolidation, shifting competitive landscape and transition to new payment models, is increasing pressure on physicians. We offer physicians an attractive solution to help them operate successfully in this environment as we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the aim of increasing physicians’ productivity and promoting their professional and financial success. Our approximately 2,000 physician partners (as of December 31, 2014), many of whom are leading practitioners in their respective fields and geographies, value the efficiency and convenience that our facilities provide. Our technology solutions allow our physicians to optimize clinical, operational and financial results. Our success in forming productive relationships with physicians is reflected in both the growth in the number of our physician partners and our Net Promoter Score of positive 88, which was derived from surveys completed by our physician partners and non-partner physician utilizers across 130 of our 186 facilities during January 2015.  The surveys had a response rate of approximately 77%, which is calculated on a weighted basis based on the number of cases performed by a physician at the facilities surveyed.  This Net Promoter Score is a measure of loyalty ranging from negative 100 to positive 100 based on asking each of the physicians who utilize our facilities whether they would recommend performing cases at our facilities to a physician colleague. We monitor physician satisfaction on a facility-by-facility basis, survey all of our physicians who utilize our facilities at least on an annual basis and use physician feedback to drive continuous improvement on a local and national basis.

Proven Management Team

Our senior leadership team of Andrew Hayek, President and Chief Executive Officer, Peter Clemens, Executive Vice President and Chief Financial Officer, Michael A. Rucker, Executive Vice President and Chief Operating Officer, Joseph T. Clark, Executive Vice President and Chief Development Officer, and Richard L. Sharff, Jr., Executive Vice President, General Counsel and Corporate Secretary, averages over 20 years of experience in the healthcare industry and has transformed our strategic approach to provide solutions to physicians, health systems and payors to optimize surgical care. Under this management team, we have experienced significant growth in our provider partnerships and enhanced our focus on clinical outcomes and patient experience, resulting in strong and consistent performance in our key financial and operating metrics and positioning us well for long-term growth.

Our Business Strategy

We seek to provide outstanding patient care and clinical quality, and we seek to create measurable clinical, operational and financial advantages for our partners by leveraging our tools and processes, knowledge and experience and talented leaders in each market. The key components of our strategy include:

•	Delivering outstanding patient care and clinical outcomes;
•	Driving strong and consistent same-site performance;
•	Capitalizing on existing health system partnerships poised for growth;
•	Developing new health system partnerships;
•	Leveraging our core competencies to expand into new service lines;
•	Establishing partnerships that take advantage of new payment models; and
•	Consolidating a fragmented industry in attractive markets.

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

Driving Strong and Consistent Same-Site Performance

Achieving strong performance on a same-site basis is important for us to drive organic revenue growth as well as support consistent operating performance for SCA and our partners. We believe that our partnership model aligns incentives such that we and our partners can achieve improved long-term performance. We also believe that our ability to affiliate with physicians as an extension of their practices is an important driver to sustained same-site performance. Our clinical protocols and proprietary technology tools are designed to improve physician productivity and increase the number of procedures performed in our facilities while improving both physician and patient satisfaction. In addition, our ability to attract physicians through recruitment initiatives provides an additional opportunity for us to drive same-site growth. This alignment with partner hospitals and physicians has contributed to annual same site systemwide net operating revenues growth of 3.1% in 2014, 9.4% in 2013 and 9.8% in 2012. We have shown an ability to improve facility-level profitability by gaining physician alignment around more efficient supply utilization, reducing clinical variation, more effectively contracting with payors and lowering administrative costs.

Capitalizing on Existing Health System Partnerships Poised for Growth

We believe that development of our existing health system relationships is an important part of our continued growth. While our facility count has grown significantly, from 131 to 186 affiliated facilities from December 31, 2007 to December 31, 2014, our growth in health system partners has been even stronger, more than doubling from 18 to 42 over the same time period. We believe this growth in health system partnerships creates significant opportunities. Our aligned model incentivizes our partners to work closely with us to identify strategically important and financially accretive growth opportunities in the markets we serve. Our experience has shown that demonstrated results in achieving exceptional patient care and strong physician partnerships have encouraged our partners to expand their relationships with us. For example, through our relationship with THR, as of December 31, 2014, we have acquired controlling interests in or developed 10 surgery centers since 2012.

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

Leveraging Our Core Competencies to Expand into New Service Lines

We intend to leverage significant expertise related to the provision of surgical solutions in the form of expansion into new lines of service. Our relationships and operating systems provide a strong platform from which we can deliver a broader range of solutions designed to achieve excellent clinical outcomes while improving efficiency and generating significant savings in the healthcare system. As an example, we operate our perioperative consulting services with health system partners to optimize physician engagement, operating and cost efficiency, margin enhancement, market share growth and the development of new service lines. As of December 31, 2014, we provided such services to 13 facilities, and we have a dedicated team of professionals focused on expanding this business, as we believe it represents an area of potential growth. In addition to providing potentially high growth and diversified revenue stream, our perioperative consulting business also serves as a sales channel for potential health system partnerships. By demonstrating our value proposition and operational expertise with the effective management of their surgical operations, we believe we are better positioned for partnering with the health system’s current and prospective ASCs.

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

For example, one of our partners is a large, integrated multi-specialty physician group and one of the original five ACOs piloted under a Dartmouth College/Brookings Institute-supported initiative in ACO healthcare delivery focused on improving care quality and bending the cost curve. As of December 31, 2014, we had five joint venture surgical facilities with this physician group, which takes capitated risk, and we have been able to improve the cost of surgical delivery for its patient base by shifting surgical case volume to our facilities.

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

Consolidating a Fragmented Industry in Attractive Markets

Greater operating scale allows us to invest in better clinical, operational and financial systems and deliver outstanding results for our patients and partners. Therefore, we are focused on continuing to add new affiliated facilities where we see opportunities to grow volumes by recruiting new physicians and improve profitability by leveraging our scale, technology and operating efficiencies while delivering outstanding patient care. We expect our acquisition activity to continue as we continue to position ourselves as a partner of choice to health systems and physician groups. Given that we operate in a relatively fragmented segment of the healthcare industry, with the three largest ASC management companies operating an aggregate of only 12% of the approximately 5,400 Medicare-certified ASCs in the United States as of December 31, 2014, we believe there are and will continue to be robust opportunities to invest and partner in new facilities. We believe our scale, operational expertise and value-added services and solutions differentiate us and provide us with the ability to selectively acquire attractive assets in attractive markets where we can create value, both in the near term as well as over the longer term. We plan to continue to leverage our proven strategy for target identification, thorough diligence, transaction execution and integration, which we have systematically implemented in acquisitions of 28 consolidated and 39 nonconsolidated facilities from January 1, 2010 to December 31, 2014.

Operations

General

Our operations consist primarily of our ownership and management of surgery centers. Our affiliated facilities provide the space, equipment and medical support staff necessary for physicians to perform non-emergency surgical procedures. Our typical ASC is a freestanding facility with fully-equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Our surgical hospitals provide medical services similar to those provided by our ASCs and can also accommodate more complicated procedures requiring patients to stay overnight. The typical staff of an affiliated facility includes an administrator, registered nurses and operating room technicians, as well as personnel in a business office performing tasks such as billing and collecting. In addition, at each facility, a physician who serves as the medical director is responsible for medical direction and certain administrative services at the facility, including ensuring that clinical activities are performed in accordance with the facility’s policies and procedures and serving as a liaison between the facility’s administration and its medical staff. Our facilities generally have service agreements with anesthesiologists and certified registered nurse anesthetists (“CRNAs”) to provide anesthesiology services. Generally, those anesthesiologists and CRNAs are independent contractors of the facilities and are responsible for their own clinical and billing activities; in a few cases, those individuals are employed by the facility. Otherwise, the physicians who utilize our facilities are not employees of our facilities. We typically assist each of our facilities with marketing, payor contracting, purchasing and other strategic and operational services, including the preparation of financial statements.

Each affiliated facility is licensed in accordance with local and state requirements. All of our facilities are also certified as Medicare providers. Our facilities are available for use only by licensed physicians and other qualified healthcare providers. To ensure consistent quality of care, each facility has a medical executive committee comprised of local physicians that reviews the qualifications of each physician who applies to practice at the facility. In addition, as of December 31, 2014, 176 of our 179 ASCs and all six of our surgical hospitals were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care (“AAAHC”), the two major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Two of our three remaining ASCs that were not accredited as of December 31, 2014 are actively pursuing accreditation. We believe that accreditation is the quality benchmark used by commercial payors for inclusion of a facility in their network. Some payors may not include a facility in their network unless the facility is accredited.

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

Our clinical systems allow detailed benchmarking of clinical outcomes endorsed by the National Quality Forum, patient satisfaction and accreditation inspection readiness. We have extensive tools to prepare for regulatory surveys. We strongly encourage all of our ASCs and surgical hospitals to seek and to maintain accreditation by an independent agency, either The Joint Commission or the AAAHC. All of our facilities that have sought such accreditation have successfully completed the survey process and have received a three-year term of accreditation, which is only provided after the accrediting organization has concluded that the facility is in substantial compliance with the relevant organizational standards. Our clinical education system, the CEU, offers education programs tailored to our approximately 3,200 clinical teammates, as of December 31, 2014, across the country.

Our operating systems provide detailed benchmarking of key operational measures (including on-time starts, turn-times, staffing ratios and supply expense metrics). Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as case mix, staffing, operating costs, teammate expenses and accounts receivable management.

Our case-costing system, the ECOSystem™, provides detailed labor cost, supply cost and contribution margin data by procedure code, physician, facility and payor. This ECOSystem™ data allows us to work with our physicians to benchmark their performance on a detailed level and show them precise steps they can take to optimize clinical, operational and financial results. We also have a dedicated supply chain team that works with our facilities and affiliated physicians across the country to aggregate the approximately $288 million spent on surgical supplies in 2014 and to use that purchasing power to negotiate more favorable company-wide contracts with vendors.

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

Facility Level Ownership Structure

Almost all of our affiliated facilities are owned in partnership with local physicians. As of December 31, 2014, we had approximately 2,000 physician partners. While the amount of physician ownership in our facilities ranges widely based on local market conditions, it typically ranges from 26% to 55%. When we partner with a health system in a three-way joint venture with physicians, we typically hold a non-controlling ownership interest in a holding company that owns a majority or controlling ownership interest in the facility, and the health system partner holds the controlling interest in the holding company.

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

Many of our operating agreements have termination dates upon which the agreement expires by its terms.  Most of these termination dates are many years in the future. In situations where a termination date is approaching, if we wish to continue the business, we attempt to negotiate an extension of the agreement. See “Risk Factors — Risks Related to Our Business — Certain of our partnership and operating agreements contain termination dates that will require us to amend and possibly renegotiate such agreements if we want to continue the business.”

In addition, certain of our agreements contain provisions that give our partners or other members rights that include, but are not limited to, rights to purchase our interest, rights to require us to purchase the interests of our partners or other members or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility, or prior to a change in control of us or certain of our subsidiaries.

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

Case and Payor Mix

We seek to maintain diversity of case mix in our portfolio to insulate us from potential negative effects that could stem from emphasizing one particular case type. The following chart breaks down our consolidated net patient revenues by specialty and by type of payor for the year-ended December 31, 2014.

Case Mix		Payor Mix
	YEAR-ENDED		YEAR-ENDED
	DECEMBER 31,		DECEMBER 31,
	2014		2014
Orthopedic	37%	Managed care and other discount plans	62%
Ophthalmology	15	Medicare	20
Gastroenterology	10	Workers’ compensation	10
ENT	8	Patients and other third-party payors	5
Pain	7	Medicaid	3
General Surgery	23
Total	100%	Total	100%

Seasonality

In recent years, our facilities have experienced a disproportionate allocation of payor mix throughout the year. Our facilities typically see a relatively higher percentage of patients with governmental payors in the first half of the year and a relatively higher percentage of patients with commercial payors in the second half of the year. We believe this pattern is a result of the continuing trend of commercial payors and employer sponsored benefit plans increasing annual patient deductibles which is in turn causing some patients to delay surgery until later in the year, after their higher deductible has been met.

Facilities

The following table sets forth information relating to our facilities and corporate offices as of December 31, 2014:

Facility		Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Alabama
	*Birmingham Outpatient Surgery Center, Ltd.	Birmingham, AL	6/29/2007	8	1	31.0%
	*Florence Surgery Center, L.P.	Florence, AL	6/29/2007	4	—	50.0%
	*Gadsden Surgery Center, Ltd.	Gadsden, AL	6/29/2007	4	2	57.5%
	*Mobile-SC, LTD.	Mobile, AL	6/29/2007	4	3	33.0%
	Surgery Center of Cullman, LLC	Cullman, AL	6/29/2007	4	3	33.3%
	Surgicare of Mobile, Ltd.	Mobile, AL	6/29/2007	5	3	20.0%
	*Tuscaloosa Surgical Center, L.P.	Tuscaloosa, AL	6/29/2007	5	7	30.0%
Alaska
	*Alaska Spine Center LLC	Anchorage, AK	5/1/2014	3	—	37.9%
	*Alaska Surgery Center, Limited Partnership	Anchorage, AK	6/29/2007	8	1	37.9%
Arizona
	Surgical Specialty Hospital of Arizona, LLC	Phoenix, AZ	12/31/2014	4	1	91.1%
California
Los Angeles Facilities
	*Antelope Valley Surgery Center, L.P.	Lancaster, CA	6/29/2007	4	2	80.6%
	*Arcadia Outpatient Surgery Center, L.P.	Arcadia, CA	6/29/2007	4	—	40.0%
	Barranca Surgery Center, LLC	Irvine, CA	8/1/2014	2	1	25.0%
	Channel Islands Surgicenter, L.P.	Oxnard, CA	6/29/2007	3	2	25.4%
	*Diagnostic and Interventional Surgical Center, LLC	Marina del Rey, CA	9/1/2014	3	—	51.0%
	Digestive Disease Center, L.P.	Laguna Hills, CA	12/31/2012	—	3	25.0%
	*DISC Surgery Center at Newport Beach, LLC	Newport Beach, CA	9/1/2014	2	—	51.0%
	Glendale Endoscopy Center, LLC	Glendale, CA	10/1/2014	1	2	25.0%
	*Glenwood Surgical Center, L.P.	Riverside, CA	6/29/2007	3	3	46.9%
	*Golden Triangle Surgicenter, L.P.	Murrieta, CA	6/29/2007	3	1	67.5%
	Greater Long Beach Endoscopy and Surgery Center, LLC	Long Beach, CA	6/29/2007	3	3	25.0%
	Hoag Outpatient Centers, LLC	Newport Beach, CA	6/1/2013	—	3	24.6%
	*Inland Surgery Center, L.P.	Redlands, CA	6/29/2007	4	1	44.5%
	Kerlan-Jobe Surgery Center, LLC	Los Angeles, CA	6/29/2007	4	—	Managed-Only
	MemorialCare Surgical Center at Orange Coast, LLC	Fountain Valley, CA	4/1/2013	3	—	25.0%
	MemorialCare Surgical Center at Saddleback, LLC (Saddleback)	Laguna Hills, CA	12/27/2012	4	6	25.5%
	MemorialCare Surgical Center at Saddleback, LLC (Laguna Hills)	Laguna Hills, CA	12/31/2007	4	1	25.5%
	MemorialCare Surgical Center at Saddleback, LLC (Laguna Niguel)	Laguna Niguel, CA	8/1/2014	2	1	25.5%
	*Newport Beach Endoscopy Center, LLC	Newport Beach, CA	6/29/2007	2	2	24.6%
	PS Center, LLC	Costa Mesa, CA	4/1/2014	8	—	Managed-Only
	Santa Monica Surgical Partners, L.L.C.	Santa Monica, CA	11/1/2012	5	—	28.5%
	*Surgicare of La Veta, Ltd., a California Limited Partnership	Orange, CA	6/29/2007	5	1	20.0%
	*Thousand Oaks Endoscopy Center, LLC	Thousand Oaks, CA	6/29/2007	—	2	57.4%
	*Upland Outpatient Surgical Center, L.P.	Upland, CA	6/29/2007	2	1	92.8%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Sacramento Facilities
Fort Sutter Surgery Center, a California Limited Partnership	Sacramento, CA	6/29/2007	3	3	26.0%
Sacramento Surgery Center Associates, L.P.	Sacramento, CA	1/1/2011	2	2	25.3%
South Placer Surgery Center, L.P.	Roseville, CA	5/1/2012	2	1	25.0%
Sutter Alhambra Surgery Center, L.P.	Sacramento, CA	6/29/2007	3	—	25.0%
San Diego Facilities
*Grossmont Surgery Center, L.P.	La Mesa, CA	6/29/2007	3	2	20.0%
*Pomerado Outpatient Surgical Center, L.P.	San Diego, CA	6/29/2007	4	1	60.8%
*San Diego Endoscopy Center	San Diego, CA	6/29/2007	—	3	45.0%
UCSD Ambulatory Surgery Center, LLC	San Diego, CA	11/30/2007	3	—	20.0%
San Francisco Facilities
East Bay Endoscopy Center, L.P.	Emeryville, CA	7/1/2011	—	2	25.0%
Golden Gate Endoscopy Center, LLC	San Francisco, CA	7/1/2011	—	3	26.2%
Marin Health Ventures, LLC	Greenbrae, CA	8/1/2008	2	1	25.0%
Mountain View Endoscopy Center, LLC	Mountain View, CA	7/1/2011	—	1	20.0%
Peninsula Eye Surgery Center, LLC	Mountain View, CA	12/1/2012	2	—	26.6%
Presidio Surgery Center, LLC	San Francisco, CA	6/29/2007	5	1	Managed-Only
San Francisco Endoscopy Center LLC	San Francisco, CA	7/1/2011	—	3	8.0%
Santa Rosa Surgery Center, L.P.	Santa Rosa, CA	6/29/2007	4	1	25.3%
Walnut Creek Endoscopy Center LLC	Walnut Creek, CA	7/1/2011	—	2	25.0%
Other California Facilities
Auburn Surgical Center, L.P.	Auburn, CA	6/29/2007	2	1	42.5%
*Bakersfield Physicians Plaza Surgical Center, L.P.	Bakersfield, CA	6/29/2007	5	—	93.0%
Mirage Endoscopy Center, LP	Rancho Mirage, CA	6/1/2013	—	1	Managed-Only
North Coast Surgery Center, Ltd., a California Limited Partnership	Oceanside, CA	6/29/2007	4	—	27.3%
Redding Surgery Center, LLC	Redding, CA	10/1/2013	2	—	25.0%
San Luis Obispo Surgery Center, a California Limited Partnership	San Luis Obispo, CA	6/29/2007	3	—	45.9%
Santa Barbara Endoscopy Center, LLC	Santa Barbara, CA	7/1/2011	—	1	25.0%
*Santa Cruz Endoscopy Center, LLC	Santa Cruz, CA	7/1/2011	—	1	40.0%
Colorado
Colorado Springs Health Partners Ambulatory Surgery Center	Colorado Springs, CO	6/29/2007	5	—	Managed-Only
Pueblo Ambulatory Surgery Center Limited Partnership	Pubelo, CO	6/29/2007	5	—	12.3%
Surgery Center of Fort Collins, LLC	Fort Collins, CO	6/29/2007	4	—	25.0%
Surgical Center at Premier, LLC	Colorado Springs, CO	6/29/2007	5	2	21.7%
Connecticut
*Connecticut Surgery Center, Limited Partnership	Hartford, CT	8/22/2007	2	1	65.0%
*Danbury Surgical Center, L.P.	Danbury, CT	8/22/2007	4	2	48.5%
*Hartford Surgery Center, LLC	Hartford, CT	8/22/2007	2	—	91.0%
Norwalk Surgery Center, LLC	Norwalk, CT	6/1/2013	2	2	4.8%
*Surgery Center of Fairfield County, LLC	Trumbull, CT	8/22/2007	4	2	38.9%

Facility		Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Florida
	*Alliance Surgical Center, LLC	Lake Mary, FL	11/1/2014	2	3	62.1%
	*Boca Raton Outpatient Surgery & Laser Center, LTD.	Boca Raton, FL	6/29/2007	6	2	30.0%
	*Childrens Surgery Center LLC	Maitland, FL	8/1/2014	3	1	50.0%
	*Citrus Regional Surgery Center, L.P.	Lecanto, FL	6/29/2007	5	1	56.0%
	*E Street Endoscopy, LLC	Clearwater, FL	8/2/2010	1	2	51.0%
	Emerald Coast Surgery Center, L.P.	Fort Walton Beach, FL	6/29/2007	5	3	10.0%
	*Indian River Surgery Center, Ltd.	Vero Beach, FL	6/29/2007	4	2	92.0%
	*Melbourne Surgery Center, LLC	Melbourne, FL	6/29/2007	4	1	69.3%
	*Orlando Center for Outpatient Surgery, L.P.	Orlando, FL	6/29/2007	4	1	55.3%
	*Sand Lake SurgiCenter, LLC	Orlando, FL	9/1/2014	3	2	49.5%
	*Sarasota Endoscopy Center, L.P.	Sarasota, FL	6/29/2007	1	2	82.1%
	*The Brevard Specialty Surgery Center, LLC	Melbourne, FL	10/1/2013	3	4	69.3%
	*Winter Park Surgery Center, L.P.	Winter Park, FL	6/29/2007	4	2	18.1%
Georgia
Atlanta Facilities
	*Perimeter Center for Outpatient Surgery, L.P.	Atlanta, GA	6/29/2007	4	2	70.0%
Other Georgia Facilities
	*Gainesville Surgery Center, L.P.	Gainesville, GA	6/29/2007	4	3	42.6%
Hawaii
	*Aloha Surgical Center, L.P.	Kahului, HI	6/29/2007	4	—	94.8%
	Castle Ambulatory Surgery Center, LLC	Kailua, HI	6/1/2013	2	2	10.0%
	Honolulu Surgery Center, L.P.	Honolulu, HI	6/29/2007	5	2	48.4%
Idaho
	*Treasure Valley Hospital Limited Partnership	Boise, ID	6/29/2007	4	—	40.4%
	Treasure Valley Surgery Center - Nampa, LP	Nampa, ID	6/28/2012	5	—	25.2%
Illinois
Chicago Facilities
	*Hawthorn Place Outpatient Surgery Center, L.P.	Vernon Hills, IL	2/1/2008	3	1	38.0%
	*Loyola Ambulatory Surgery Center at Oakbrook, L.P.	Oakbrook Terrace, IL	2/1/2008	3	—	45.0%
	*Northwest Surgicare, Ltd., an Illinois Limited Partnership	Arlington Heights, IL	2/1/2008	5	1	63.0%
Other Illinois Facilities
	*Belleville Surgical Center, Ltd., an Illinois Limited Partnership	Belleville, IL	2/1/2008	4	—	76.2%
	*Belleville Surgical Center, Ltd., an Illinois Limited Partnership (West Lincoln)	Belleville , IL	9/1/2014	1	1	76.2%
	*Joliet Surgery Center Limited Partnership	Joliet, IL	11/1/2009	4	1	52.4%

Facility		Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Indiana
Indianapolis Facilities
	Beltway Surgery Centers, L.L.C. - Glen Lehman Endoscopy Suite	Indianapolis, IN	2/15/2012	—	8	24.5%
	Beltway Surgery Centers, L.L.C. (BSC-GI)	Indianapolis, IN	7/1/2011	4	4	24.5%
	Beltway Surgery Centers, L.L.C. (BSC-MS)	Indianapolis, IN	7/1/2011	8	1	24.8%
	Beltway Surgery Centers, L.L.C. - Indiana Hand to Shoulder Beltway Surgery Center	Indianapolis, IN	12/31/2012	3	1	24.8%
	Eagle Highlands Surgery Center, LLC	Indianapolis, IN	7/1/2011	7	—	24.7%
	Eagle Highlands Surgery Center, LLC - Meridian South Surgery Center	Indianapolis, IN	7/24/2013	4	—	24.7%
	Indiana Endoscopy Centers, LLC (Avon)	Avon, IN	7/1/2011	—	4	25.0%
	Indiana Endoscopy Centers, LLC (Downtown)	Indianapolis , IN	7/1/2011	—	4	25.0%
	Indiana Endoscopy Centers, LLC (Fishers)	Fishers, IN	7/1/2011	—	3	25.0%
	Indiana University Health Saxony Surgery Center LLC	Fishers, IN	3/5/2012	4	1	31.0%
	ROC Surgery LLC	Indianapolis, IN	7/1/2011	6	—	28.5%
	Senate Street Surgery Center, LLC	Indianapolis, IN	7/1/2011	8	2	24.9%
Other Indiana Facilities
	Ball Outpatient Surgery Center, LLC	Muncie, IN	7/1/2011	5	2	26.7%
Iowa
	Mississippi Medical Plaza, L.C. (Endoscopy)	Davenport, IA	6/1/2013	—	4	Managed-Only
	Mississippi Medical Plaza, L.C.	Davenport, IA	6/1/2013	7	—	Managed-Only
	*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership	Des Moines, IA	6/29/2007	4	1	67.8%
	*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership (West)	West Des Moines, IA	6/29/2007	10	—	67.8%
	Tri-State Surgery Center, L.L.C.	Dubuque, IA	6/1/2013	3	2	Managed-Only
Kansas
	KU Medwest Ambulatory Surgery Center, L.L.C.	Shawnee, KS	6/1/2013	3	1	Managed-Only
Kentucky
	Lexington Surgery Center, Ltd.	Lexington, KY	6/29/2007	6	6	36.0%
	Louisville S.C., Ltd.	Louisville, KY	6/29/2007	4	1	30.3%
	Owensboro Ambulatory Surgical Facility, Ltd.	Owensboro, KY	6/29/2007	6	2	31.0%
	Premier Surgery Center of Louisville, L.P.	Louisville, KY	6/29/2007	4	4	25.0%
Louisiana
	*B.R.A.S.S. Partnership in Commendam	Baton Rouge, LA	6/29/2007	4	1	65.9%
Maryland
	*Montgomery Surgery Center Limited Partnership	Rockville, MD	6/29/2007	4	2	71.0%
	Suburban Outpatient Surgery Center, LLC	Bethesda, MD	7/1/2011	4	1	Managed-Only
	*Surgery Center of Rockville, L.L.C.	Rockville, MD	8/1/2014	1	2	59.0%
	*The Surgery Center of Easton, L.P.	Easton, MD	6/29/2007	1	1	67.0%
Minnesota
	HealthEast Surgery Center-Maplewood, LLC	Maplewood, MN	6/1/2013	4	—	10.0%
	Ridges Surgery Center, LLC	Burnsville, MN	10/6/2014	4	—	Managed-Only
	*St. Cloud Outpatient Surgery, Ltd., a Minnesota Limited Partnership	St. Cloud, MN	6/29/2007	11	—	21.5%
	*Surgicare of Minneapolis, Ltd., a Minnesota Limited Partnership	Edina, MN	6/29/2007	3	—	58.5%

Facility		Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Mississippi
	*Mississippi Surgical Center Limited Partnership	Jackson, MS	7/1/2010	6	6	51.0%
	*Surgicare of Jackson, Ltd., a Mississippi Limited Partnership	Jackson, MS	6/29/2007	5	1	40.0%
Missouri
	South County Surgical Center, LLC	St. Louis, MO	5/1/2009	2	2	28.8%
Montana
	*Northern Rockies Surgery Center, L.P.	Billings, MT	6/29/2007	4	—	59.3%
Nebraska
	Bergan Mercy Surgery Center, LLC	Omaha, NE	6/1/2013	3	2	4.6%
	Lakeside Ambulatory Surgical Center, LLC	Omaha, NE	6/1/2013	4	1	Managed-Only
	Nebraska Spine Hospital, LLC	Omaha, NE	6/1/2013	6	1	5.0%
Nevada
	*The Surgical Center at Tenaya, L.P.	Las Vegas, NV	6/29/2007	4	1	20.0%
New Jersey
	Ambulatory Surgery Center at Virtua Washington Township LLC	Sewell, NJ	6/1/2013	2	—	Managed-Only
	*East Brunswick Surgery Center, LLC	East Brunswick, NJ	12/31/2013	4	1	51.0%
	Memorial Ambulatory Surgery Center, LLC	Mt. Holly, NJ	6/1/2013	4	1	Managed-Only
	*Specialty Surgical Center, LLC	Sparta Township, NJ	12/1/2014	2	—	55.0%
	Shore Ambulatory Surgical Center, LLC	Somers Point, NJ	4/1/2014	4	1	Managed-Only
	South Jersey Musculoskeletal Institute LLC	Sewell, NJ	6/1/2013	3	2	Managed-Only
	Summit Surgical Center LLC	Voorhees, NJ	6/1/2013	7	3	Managed-Only
	*Surgical Center of South Jersey, Limited Partnership	Mount Laurel, NJ	6/29/2007	4	2	88.2%
	Vantage Surgical Center Associates, LLC.	Medford, NJ	6/1/2013	3	1	Managed-Only
North Carolina
	*Blue Ridge Day Surgery Center, L.P.	Raleigh, NC	6/29/2007	6	1	48.8%
	*Charlotte Surgery Center, Limited Partnership	Charlotte, NC	6/29/2007	7	—	42.7%
	*Fayetteville Ambulatory Surgery Center, L.P.	Fayetteville, NC	6/29/2007	11	3	46.2%
	Greensboro Specialty Surgery Center, LLC	Greensboro, NC	6/29/2007	3	2	24.5%
	*Surgical Center of Greensboro, LLC	Greensboro, NC	6/29/2007	13	—	45.0%
	*The Eye Surgery Center of the Carolinas, L.P.	Southern Pines, NC	6/29/2007	3	1	46.0%
Ohio
	Middletown Surgery Center, LLC	Franklin, OH	6/1/2013	2	2	Managed-Only
	OhioHealth Sleep Services, LLC	Columbus, OH	6/1/2013	N/A	N/A	Managed-Only(4)
	Polaris Surgery Center, LLC	Westerville, OH	6/1/2013	4	1	Managed-Only
	Samaritan North Surgery Center, Ltd.	Dayton, OH	6/1/2013	4	2	Managed-Only
	The Hand Center, LLC	Columbus, OH	6/1/2013	2	—	Managed-Only
	Upper Arlington Surgery Center, Ltd.	Columbus, OH	6/1/2013	6	1	Managed-Only
	Whitehall Surgery Center, Ltd.	Columbus, OH	6/1/2013	4	2	Managed-Only
Oklahoma
	*Surgical Hospital of Oklahoma, L.L.C.	Oklahoma City, OK	9/1/2009	7	—	60.0%
	*Three Rivers Surgical Care, L.P.	Muskogee, OK	6/29/2007	2	3	39.8%

Facility		Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Oregon
	*McKenzie Surgery Center, L.P.	Eugene, OR	6/29/2007	4	2	92.0%
	*Salem Surgery Center, LLC	Salem, OR	6/29/2007	5	—	71.0%
Pennsylvania
	*Grandview Surgery Center, LTD.	Camp Hill, PA	6/29/2007	4	2	20.5%
	Lackawanna Physicians Ambulatory Surgery Center, LLC	Dickson City, PA	12/31/2012	3	2	34.7%
	*Mt. Pleasant Surgery Center, L.P.	Mt. Pleasant, PA	6/29/2007	4	—	93.4%
	*Paoli Surgery Center, L.P.	Paoli, PA	6/29/2007	4	1	39.6%
	Pocono Ambulatory Surgery Center, Limited	Stroudsburg, PA	8/1/2014	3	2	28.0%
Rhode Island
	*Blackstone Valley Surgicare Acquisition, L.P.	Johnston, RI	6/29/2007	5	2	93.0%
	Rhode Island Hospital Surgery Center at Wayland Square	Providence, RI	6/29/2007	3	1	Managed-Only
South Carolina
	*Charleston Surgery Center Limited Partnership	North Charleston, SC	6/29/2007	4	2	66.8%
Tennessee
	Memphis Surgery Center, LTD., L.P.	Memphis, TN	6/29/2007	4	1	37.5%
	*SCA Nashville Surgery Center, L.L.C.	Nashville, TN	6/29/2007	5	1	100.0%
	*Surgery Center of Clarksville, L.P.	Clarksville, TN	6/29/2007	4	2	75.6%
Texas
Dallas / Fort Worth Facilities
	*Cleburne Surgical Center, LLC	Cleburne, TX	12/1/2013	2	1	24.9%(5)
	*Denton Surgery Center, LLC	Denton, TX	10/1/2012	3	2	29.5%(5)
	*Fort Worth Endoscopy Centers, LLC (Southwest)	Fort Worth, TX	8/17/2007	2	1	24.9%(5)
	*Fort Worth Endoscopy Centers, LLC	Fort Worth, TX	8/17/2007	3	1	24.9%(5)
	*Greenville Surgery Center, LLC	Dallas, TX	6/29/2007	4	1	39.3%(5)
	*North Dallas Surgical Center, LLC	Dallas, TX	8/1/2014	2	1	24.9%(5)
	*Surgical Caregivers of Fort Worth, LLC	Fort Worth, TX	6/29/2007	7	2	24.9%(5)
	*Texas Health Craig Ranch Surgery Center, LLC	McKinney, TX	4/8/2013	5	1	32.3%(5)
	*Texas Health Flower Mound Orthopedic Surgery Center, LLC	Flower Mound, TX	9/25/2013	4	—	24.9%(5)
	*Wilson Creek Surgery Center, LLC	McKinney, TX	11/1/2014	2	—	24.9%(5)
Other Texas Facilities
	*Austin Center For Outpatient Surgery, L.P.	Austin, TX	6/29/2007	5	2	50.0%
	*Corpus Christi Endoscopy Center, L.L.P.	Corpus Christi, TX	7/1/2011	2	3	19.5%
	*Pasteur Plaza Surgery Center, L.P.	San Antonio, TX	6/29/2007	3	1	71.6%
	*SCA Houston Hospital for Specialized Surgery, L.P.	Houston, TX	6/29/2007	6	2	100.0%
Wisconsin
	*Wauwatosa Surgery Center, Limited Partnership	Wauwatosa, WI	6/29/2007	4	—	51.0%

Corporate Offices	Location
Corporate Headquarters	Deerfield, IL
Support Services Office	Birmingham, AL

*	Indicates a consolidated facility. All other facilities are nonconsolidated, unless otherwise indicated that the facility is managed-only.
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

We lease the majority of the facilities where our surgery centers and surgical hospitals conduct their operations from third parties. The terms of these leases generally range in length from five years up to ten years, and many of our leases contain options to extend the lease period, in some cases for up to an additional 15 years. In many cases, these leases are currently in the extension period. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index, while others have fixed escalation terms. In addition, in the normal course of operations, several of our leases will be set to expire during any calendar year, and as of December 31, 2014, third-party leases for 57 of our facilities are set to expire during the next three years. We do not expect difficulties in locating comparable facilities should we choose not to, or be otherwise unable to, extend one or more of our existing leases. Our leases do not typically provide for early termination rights in the absence of a tenant default.

Our corporate headquarters is located in Deerfield, Illinois at 520 Lake Cook Road, Suite 250, where we currently lease approximately 7,526 square feet of space. This lease expires in March 2017. In addition, certain of our corporate operational functions are located in Birmingham, Alabama at 569 Brookwood Village, Suite 901, where we currently lease approximately 47,870 square feet of space. This lease expires in March 2025.

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

Marketing

Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient satisfaction with our facilities, which is based on patient surveys that we administer concerning our facilities, (2) the quality and responsiveness of our services and (3) the practice efficiencies provided by our facilities. In those markets in which we have partnered with a healthcare system, we coordinate the marketing effort with the healthcare system and generally benefit from this strategy. We and our health system partners also directly negotiate agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market.

Competition

In each of our markets we face competition from other providers of ambulatory surgical care in developing ASC and surgical hospital joint ventures, acquiring existing facilities, attracting patients and negotiating commercial payor contract pricing. We believe we are the third largest ASC operator in the United States, based on the number of ASCs and surgical hospitals operated. United Surgical Partners, Inc., AmSurg Corp., HCA Healthcare Corporation and Surgery Partners are the other largest national ASC operators. However, due to industry fragmentation, we commonly compete for business with hospitals partnering with physicians or with local physician groups who develop independent ASCs without a corporate partner, including those who use consultants to perform management services for a fee without an ongoing equity interest. We believe we compete effectively because of our size, quality of our management services, experience and reputation for providing quality care.

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

Teammates

As of December 31, 2014, we employed approximately 5,000 full-time equivalent teammates, working in all of our affiliated facilities. While each facility varies depending on its size, case volume and case types, we employ an average of approximately 30 full-time equivalent teammates at our ASCs, and an average of approximately 80 full-time equivalent teammates at our surgical hospitals. While we provide “full-time equivalent” information, a number of our teammates work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these teammates also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us.

With the exception of two anesthesiologists, we do not employ the physicians who use our affiliated facilities. None of our teammates is represented by a collective bargaining agreement.

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

In addition, as of December 31, 2014, 176 of our 179 ASCs and all six of our surgical hospitals were accredited by either The Joint Commission or the AAAHC, the two major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Two of our three remaining ASCs that were not accredited as of December 31, 2014 plan to apply for accreditation in the near future. These accredited facilities are subject to periodic surveys by the accrediting body to ensure that they are in compliance with the applicable standards. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. Many commercial payors require our facilities to be accredited in order to be a participating provider under their health plans.

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition, relocation, change of ownership or change of control of existing facilities may be reviewable by state regulators under certificate of need (“CON”) laws. A CON is a permit issued by a state health planning authority evidencing the authority’s opinion that a proposed facility or expansion is consistent with the need for the services to be offered by the facility. States with CON laws often place limits on the number of facilities or operating rooms in a region, or restrict providers’ ability to build, relocate, expand or change the ownership control of healthcare facilities and services. In some states, approvals are required for capital expenditures exceeding certain specified amounts or involving certain facilities or services, including ASCs and surgical hospitals. As of December 31, 2014, we operated in 16 states with CON laws, and in two such states our facilities were exempt from the CON laws.

Medicare and Medicaid Programs

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are age sixty-five years or older or who are disabled. Medicare prospectively determines fixed payment amounts for procedures performed at ASCs and updates these amounts annually. These amounts are adjusted for regional wage variations. For the years-ended December 31, 2014, 2013 and 2012, approximately 20% of our net patient revenues were attributable to Medicare payments.

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

Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low-income persons. Each state Medicaid program has the option to provide payment for ASC services. All of the states in which we currently operate provide Medicaid coverage for some ASC services; however, these states may elect to discontinue covering services, and states into which we expand our operations may not cover or continue to cover surgery center services. Medicaid programs pay us a fixed payment for our services, and the amounts paid vary state to state. For the years-ended December 31, 2014, 2013 and 2012, approximately 3% of our net patient revenues were attributable to Medicaid payments.

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

The Health Reform Law includes provisions designed to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs where reimbursement is tied to quality and clinical integration. The Health Reform Law also reforms certain aspects of health insurance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The Health Reform Law includes a number of reforms that directly affect our facilities, including, without limitation, the reforms summarized below.

Based on the Congressional Budget Office’s January 2014 projection, the Health Reform Law will expand health insurance coverage to approximately 27 million individuals currently lacking coverage by 2020. The primary public program through which the Health Reform Law expands coverage of uninsured individuals is Medicaid. The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The Health Reform Law requires all state Medicaid programs to provide, and the Federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level. The Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard such that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the federal poverty level. However, while the United States Supreme Court (the “Supreme Court”) upheld the constitutionality of key provisions of the Health Reform Law in June 2012, the Court declared unconstitutional provisions that would have allowed the U.S. Department of Health and Human Services (“HHS”) to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, some states have chosen not to implement the Medicaid expansion, and fewer individuals will be covered by a state Medicaid program than would have been covered had the Supreme Court upheld the Health Reform Law in its entirety.

In the private sector, the Health Reform Law expands health insurance coverage through a range of requirements applicable to health insurers, employers and individuals. For example, as of January 1, 2014, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding individuals on the basis of pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. In addition, certain larger employers that do not offer health insurance benefits to their full-time employees will be required to make “shared responsibility payments” if an employee obtains government-subsidized coverage through the Health Insurance Marketplace. This requirement will not be fully implemented until January 1, 2016.  The Health Reform Law also requires individuals to maintain health insurance for a minimum defined set of benefits or pay a tax penalty, subject to certain exceptions. To facilitate the purchase of health insurance, the Health Reform Law provides for the establishment of the Health Insurance Marketplace, a system of state and federal health insurance exchanges through which qualified health insurance coverage may be obtained.

Aside from the expansion of health insurance coverage, the Health Reform Law provides for reductions in Medicare, Medicaid and other federal healthcare program spending. The Health Reform Law includes a provision requiring CMS to apply a negative productivity adjustment to the indexes used to update Medicare payment rates on an annual basis. The productivity adjustment is equal to the 10-year moving average of changes in the annual economy-wide private nonfarm business multi-factor productivity measure, as reported by the Bureau of Labor Statistics each year. Hospital and ASC services were subject to this productivity adjustment starting in calendar year 2011. The practical impact of the productivity adjustment for hospital and ASC services is to reduce the amount of annual rate increases from Medicare, potentially to an amount below zero (that is, the index-based increase may be outweighed by the productivity adjustment and as a result reimbursement rates would decline). In addition to the productivity adjustment, for our surgical hospitals, the Health Reform Law requires a downward adjustment of 0.2% in federal fiscal years 2015 and 2016 and 0.75% in federal fiscal years 2017, 2018 and 2019.

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

Federal Anti-Kickback Statute

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to as the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving any form of remuneration in return for:

•	referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid; or
•

purchasing, leasing, ordering or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

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

Although the ASC safe harbor sets forth four separate categories, many of the same standards apply to each category. For example, in each case, no ownership interests may be held by a non-physician or non-hospital investor if that investor is (1) employed by the center or another investor, (2) in a position to provide items or services to the center or any of its other investors or (3) in a position to make or influence referrals directly or indirectly to the center or any of its investors. In addition, in the case of surgeon-owned, single-specialty, and multi-specialty surgery centers, at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures on the list of Medicare covered procedures for ASCs. For multi-specialty surgery centers, the safe harbor also requires that at least one-third of the Medicare-

eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or twelve-month period must be performed at the surgery center in which the investment is made. For hospital/physician surgery centers, the safe harbor includes standards prohibiting the hospital investor and the center from sharing space and equipment except in certain instances, prohibiting the hospital investor from including costs associated with the center on the hospital’s cost report, and prohibiting the hospital from being in a position to make or influence referrals to the center or to any other investor in the center.

Entities that own facilities which provide services under the Medicare and Medicaid programs, and their respective physician partners and members, are subject to the Anti-Kickback Statute. In cases where one of our subsidiaries is an investor in the partnership or LLC that owns the facility, and we or our subsidiary provides management and other services to the facility, our arrangements with physician investors do not meet all of the specific terms of the ASC safe harbor or any other safe harbor. See “Risk Factors — Risks Related to Healthcare Regulation — The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.”

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

As of December 31, 2014, six of our facilities were surgical hospitals, five of which were partially owned by physicians. The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. The Health Reform Law dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to our five surgical hospitals with physician ownership, each of which had a Medicare provider agreement prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure in compliance with the applicable exception. However, the law prohibits “grandfathered” hospitals from increasing the percentage of physician ownership, and the law limits to a certain extent their ability to grow because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms. In addition, the law required all our surgical hospitals with physician owners to adopt certain measures addressing potential conflicts of interest, ensuring that physician investments are bona fide and relating to patient safety. We believe our facilities are in compliance with such requirements, but even the assertion of a violation of the Stark Law could have a material adverse effect upon us.

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

Although we believe that our operations materially comply with federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. See “Risk Factors — Risks Related to Healthcare Regulation — Companies within the healthcare industry continue to be the subject of federal and state audits, investigations and lawsuits, and we may be subject to such audits, investigations and lawsuits, including actions for false and other improper claims.”

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

HIPAA Transactions and Code Sets Standards

HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for certain electronic healthcare transactions, such as submitting claims for payment for medical services. The Health Reform Law requires the adoption of standards for additional electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. Under HIPAA, HHS has also published a final rule requiring the use or updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is required beginning October 1, 2015. It is possible that our facilities could experience disruptions or delays in payment due to the implementation of new electronic data transmission standards and the transition to ICD-10 code sets.

Federal Emergency Medical Treatment and Active Labor Act

The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) applies to our six surgical hospitals. EMTALA requires hospitals participating in the Medicare program, including those without emergency rooms, to evaluate individuals who present with emergencies, provide initial stabilizing treatment and refer or transfer patients where appropriate. Possible liability for a violation of EMTALA includes a civil action by the patient as well as civil monetary penalties and exclusion from participation in the Medicare program.

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

CMS reimburses providers for outpatient surgery performed in an ASC a prospectively determined rate for covered procedures. The standard payment rate for ASC-covered surgical procedures is calculated as the product of an ASC “conversion factor” and the ASC “relative payment weight” for each separately payable procedure or service. Subject to certain exclusions, covered surgical procedures in an ASC are surgical procedures that are separately paid under the Hospital Outpatient Prospective Payment System (“OPPS”) that would not be expected to pose a significant risk to safety when performed in an ASC, and that would not be expected to require overnight stay. Payment for ancillary items and services are packaged into ASC payment for a covered surgical procedure. The lists of, and payment rates for, covered surgical procedures and ancillary services in ASCs are updated in conjunction with the annual proposed and final rulemaking process to update the OPPS and ASC payment system. The Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Further, the Health Reform Law introduced new limitations on the increase in the index by which ASC rates are annually adjusted. See “— Government Regulation — Health Reform Initiatives.” In October 2014, CMS finalized the payment update of 1.4% for federal fiscal year 2015, consisting of 1.9% inflation minus a 0.5% productivity factor.  We do not expect this update to materially affect our results.

CMS has implemented a quality data reporting program for ASCs, known as the ASC Quality Reporting Program, under which ASCs are required to report data on quality measures specified by CMS each year. ASCs that fail to report on the quality measures in the form and manner required by CMS may incur a reduction in Medicare payment rates in subsequent years.  We have implemented procedures at our ASCs to comply with these reporting requirements.

Medicare — Surgical Hospitals

As of December 31, 2014, six of our facilities are licensed as hospitals and receive reimbursement from Medicare for inpatient services under Medicare’s Inpatient Prospective Payment System, under which a hospital receives a fixed amount as reimbursement for inpatient hospital services based on each patient’s final assigned Medicare severity diagnosis-related group (“MS-DRG”). Our surgical hospitals generally focus on performing outpatient procedures and perform a relatively low number of Medicare inpatient cases.

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

Our surgical hospitals are subject to a separate Medicare payment system for outpatient services. Most outpatient services provided by surgical hospitals are classified into groups called Ambulatory Payment Classifications (“APCs”) that are reimbursed by Medicare under the OPPS. A Medicare payment rate has been established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. For calendar year 2015, CMS has issued a final rule that increases the rate for payments made under OPPS by 2.2%, reflecting a 2.9% increase based on the final inpatient hospital market basket percentage for federal fiscal year 2015, a negative 0.5% productivity adjustment and a negative 0.2% adjustment required by the Health Reform Law.

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

Medicaid

Medicaid programs are jointly funded by Federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Payments from Medicaid constituted approximately 3% of our net patient revenues for the year-ended December 31, 2014.

Cost Reports

Because of our participation in the Medicare and Medicaid programs, we are required to meet certain financial reporting requirements. Federal and some state regulations require the submission by us and our six surgical hospitals of annual cost reports stating the revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients at those hospitals.

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

We depend upon governmental, commercial and workers’ compensation and other third-party sources of payment for the services provided to patients in our surgical facilities. The amount that our surgical facilities receive in payment for their services may be adversely affected by factors we do not control, including Medicare, Medicaid and state regulation changes, cost containment decisions and changes in reimbursement schedules of payors, legislative changes, refinements to the Medicare ASC payment system and refinements by CMS to Medicare’s reimbursement policies. Similarly, third-party payors may be successful in negotiating reduced reimbursement schedules with our facilities. Any reduction or elimination of these payments or an increase in the payments at a rate that is less than the increase in our costs could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we or our health system partners are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with non-governmental third-party payors, our revenues and profitability may decrease.

Payments from non-governmental third-party payors represented approximately 62% of our consolidated net patient revenues and 74% of our nonconsolidated net patient revenues for the year-ended December 31, 2014. We receive most of these payments from third-party payors that have contracts with our facilities. These payors use a variety of methods for reimbursement depending on the insurance arrangement involved. These arrangements include preferred provider organizations, health maintenance organizations, as well as prepaid and discounted medical service packages, capitated (fixed fee) contracts, Medicare Advantage Plans and contracts with Independent Physician Associations. If we or our health system partners fail to enter into favorable contracts or to maintain satisfactory relationships and renew existing contracts on favorable terms with these payors, our revenues and profitability may decrease. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with non-governmental third-party payors. For example, some of our competitors may negotiate exclusivity provisions with non-governmental third-party payors or otherwise restrict the ability of non-governmental third-party payors to contract with us or our health system partners. Moreover, these third-party payors are increasingly implementing cost containment measures, such as fixed fee schedules and reductions to reimbursement schedules, which may reduce our revenues and profitability now or in the future. Further, the trend toward consolidation among non-governmental third-party payors tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of health insurance exchanges, non-governmental third-party payors increasingly may demand reduced fees. In addition, there is a growing trend for third-party payors and employer-sponsored healthcare plans to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our surgical facilities. Because some commercial third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from commercial third-party payors. Patient volumes could decrease if we or our health system partners are unable to enter into acceptable contracts with such third-party payors, which could lead to a material adverse effect on our business, prospects, results of operations and financial condition.

For the year-ended December 31, 2014, less than 10% of our net patient revenues was derived from providing “out-of-network” services, where payments to us come from third-party payors with which our surgical facilities do not have contracts. In such cases, we generally charge patients a co-payment and submit claims to the payor, which typically have been paid at higher than comparable contracted rates. However, there is a trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In such situations, we may be forced to choose between not providing services to out-of-network patients and accepting a payor contract with relatively low payment rates. In certain situations, we have seen an increase in case volume upon transitioning to in-network billing, although we may experience an overall decrease in revenues. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition to in-network billing, or that when we decline to sign a payor contract we will see a sufficient increase in payment rates to compensate for the decrease in volume of cases resulting from being out-of-network.

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

Payments from workers’ compensation payors represented approximately 10% of our net patient revenues for the year-ended December 31, 2014. Several states have recently considered or implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. Additionally, budgeting and economic challenges have caused some states to reduce the payments made to us under workers’ compensation programs. In 2012, California reduced the reimbursement rate for patients receiving care through its workers’ compensation program by 33% beginning on January 1, 2013. North Carolina reduced its workers’ compensation reimbursement rates by 15% beginning on April 1, 2013. Alaska, Connecticut and Indiana are expected to enact legislation as early as 2015 that will reduce the reimbursement rate for patients receiving care through each state’s respective workers’ compensation program at yet to be determined magnitudes. If the trend of states adopting lower workers’ compensation fee schedules continues, or the budgeting and economic challenges faced by states continue, resulting in reductions to reimbursement rates, such occurrences could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our relationships with health systems, including not-for-profit health systems, are important to our growth strategy. If we are not able to maintain good relationships with these health systems, or enter into new relationships, we may be unable to implement our growth strategy successfully, which could adversely affect our profitability.

Our business depends in part upon the success of our health system partners and the strength of our relationships with those healthcare systems. Our business could be adversely affected by any damage to those health systems’ reputation or to our relationships with them, or as a result of an irreconcilable dispute with a health system partner. At December 31, 2014, we held ownership interests in 65 facilities in partnership with 31 different health systems. Our health system relationships include local health systems, regional health systems and national health systems. We enter into co-development agreements or have informal co-development arrangements with health systems in which we agree to jointly develop a network of surgical facilities in a defined geographic area. We expect our acquisition activity to continue with the primary focus on the creation of partnerships with health systems. If we are unable to develop and maintain good relationships with such health systems, maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems on favorable terms, or at all, we may be unable to implement our growth strategies successfully, and such a failure could adversely affect our profitability. In addition, we are increasingly entering into joint ventures that we do not control because we do not have a majority stake in the joint venture or otherwise do not possess sufficient contractual rights to control the entity. Our failure to control such joint ventures may impair our ability to achieve the desired operating results from such joint ventures.

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

We believe that an important component of our financial performance and growth is our ability to provide physicians who use our facilities with the opportunity to purchase ownership interests in our facilities. We may not be successful in attracting new physician investment in our surgical facilities, and that failure could result in a reduction in the quality, efficiency and profitability of our facilities. Based on competitive factors and market conditions, physicians may be able to negotiate relatively higher levels of equity ownership in our facilities, consequently limiting or reducing our share of the profits from these facilities. In addition, physician ownership in our facilities is subject to certain regulatory restrictions, see “—Risks Related to Healthcare Regulation —The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues” and “—Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

In addition, our growth strategy includes the acquisition of existing surgical facilities and the development of new surgical facilities jointly with local physicians and, in some cases, healthcare systems and other strategic partners. From January 1, 2010 to December 31, 2014, we acquired controlling interests in 28 consolidated facilities, one of which was a de novo facility and noncontrolling interests in 39 facilities accounted for as equity method investments, one of which was a de novo facility. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition and development opportunities, or to complete acquisitions and new projects in a timely manner and on favorable terms. Our acquisition and development activities require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates.

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

Our operations are dependent on the efforts, abilities and experience of our management and clinical personnel, particularly nurses. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2014, our salary and benefit expenses represented 34.4% of our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

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

In the ordinary course of business, we are subject to legal actions alleging malpractice or related legal claims arising out of the treatment of patients at our facilities. Many of these actions involve large monetary claims and significant defense costs. In some cases, it may be difficult to control the level of risk in this area. For example, it is possible that our facilities could inadvertently purchase tainted or faulty products from ostensibly reputable suppliers. We maintain liability insurance in amounts that we believe are appropriate for our operations, including professional and general liability insurance that provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility. We also maintain umbrella liability insurance in the aggregate amount of $10.0 million and excess liability insurance in the aggregate amount of $15.0 million. See “Business — Operational Risks and Insurance” for additional information regarding our insurance coverage. However, this insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our revenues are particularly sensitive to regulatory, economic and other conditions in certain states where we have a greater concentration of facilities. For the year-ended December 31, 2014, our facilities located in Texas, California and North Carolina represented approximately 14%, 14% and 13%, respectively, of our net patient revenues. Additionally, facilities located in each of Alabama, Connecticut, Florida and Idaho represented in excess of 5% of our net patient revenues for the year-ended December 31, 2014. Of our 65 nonconsolidated facilities accounted for as equity method investments, as of December 31, 2014, 29 of these facilities were located in California and 13 of these facilities were located in Indiana. If there were an adverse regulatory, economic or other development in any of the states in which we have a higher concentration of facilities, our case volumes could decline in these states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We have had a history of net losses and may not sustain profitability in the future.

Prior to 2014, we had a history of incurring net losses, including net losses of approximately $51.3 million in 2013 and $20.0 million in 2012. We cannot assure you that our revenues will continue to grow or that we will maintain or increase profitability in the future. Our ability to maintain or increase profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are not able to sustain or increase profitability, our business will be adversely affected.

Some of our partnership and operating agreements contain termination dates that will require us to amend and possibly renegotiate such agreements if we want to continue the business.

Some of our LP agreements, general partnership agreements and LLC operating agreements have termination dates on which the agreement expires by its terms. In some cases, termination dates are required under the applicable state law governing the form of entity. In these situations we would attempt to negotiate an amendment to the agreement to prevent such termination if we wish to continue the business. Any such amendment could also require us to renegotiate material terms of the agreements with our physician and health system partners. There is no guarantee that we will be able to renegotiate these agreements on terms that are favorable or satisfactory to us or at all. If we are unable to amend or renew our agreements on terms that are satisfactory to us or at all, this could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We generally hold our ownership interests in facilities through limited or general partnerships, LLCs or LLPs in which we maintain an ownership interest along with physicians and, in some cases, health systems. As general partner and manager of many of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We may encounter conflicts between our responsibility to the other interest holders and our own best interests. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership agreement or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2014 and 2013 represented approximately 10.4% and 11.7% of our accounts receivable balance, respectively.

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

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating teammates. Although we have employment agreements with senior management, we do not maintain “key man” life insurance policies for any of our senior management. Competition for senior management generally, and within the healthcare industry specifically, is intense, and we may not be able to recruit and retain the personnel we need if we were to lose an existing member of senior management. Many of our senior management and other financial and operating key teammates were recruited by us specifically due to their industry experience or specific expertise.  In addition, we have engaged a leading executive search firm to assist us in recruiting a new Chief Financial Officer to replace Peter J. Clemens IV, who notified us on March 2, 2015 that he intends to retire from his position as our Executive Vice President and Chief Financial Officer.  Mr. Clemens intends to work with his successor to jointly design a transition plan. The loss of senior management or other key teammates, without adequate replacements, or our inability to attract, retain and motivate sufficient numbers of qualified senior management or other key teammates, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We rely on our controlling stockholder.

We have in recent years depended on our relationship with TPG, our controlling stockholder, to help guide our business plan and we continue to rely on TPG’s significant expertise in financial matters. This expertise has been available to us through the representatives TPG has on the Company’s board of directors. Representatives of TPG have the ability to appoint a majority of the seats on our board of directors and have currently appointed half of our directors. In the future, TPG may elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2014, we had approximately $660.6 million of indebtedness (excluding capital leases), which includes $596.4 million under our Senior Secured Credit Facilities (as defined herein). We also have $132.3 million of unused commitments under our Class B Revolving Credit Facility. At December 31, 2014, we had approximately $2.9 million in letters of credit outstanding.

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

We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our Senior Secured Credit Facilities, including our $212.2 million Class B Term Loan due December 30, 2017 and our $384.2 million Class C Term Loan due June 30, 2018. The interest rates on the Class B Term Loan and the Class C Term Loan at December 31, 2014 were 4.26% and 4.0%, respectively. The weighted average interest rate for the outstanding debt under our Senior Secured Credit Facilities as of December 31, 2014 was 4.09%. Borrowings under each portion of the Senior Secured Credit Facilities bear interest at a base rate or at LIBOR, as elected by us, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. There is no cap on the maximum interest rate for the Senior Secured Credit Facilities. As of December 31, 2014, we held forward starting interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt to manage our exposure to these fluctuations. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin to accrue interest until a future start date, extend the interest rate swaps that we terminated in 2012 and 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

We make significant loans to the partnerships and LLCs that own and operate certain of our facilities.

For certain of our facilities, indebtedness at the partnership or LLC level is funded through intercompany loans that we provide. Through many of these loans, which totaled approximately $37.0 million to 19 facilities as of December 31, 2014, we have a security interest in the partnership’s or LLC’s assets. However, our business, prospects, financial condition and results of operations could be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We are liable for certain debts and other obligations of the partnerships and limited liability companies that own and operate certain of our facilities.

In certain of the general partnerships, LPs, LLPs or LLCs in which one of our affiliates is the general partner or managing member, our affiliate is liable for some or all of the debts and other obligations of the entity. Our partners or co-members are often required to guarantee their pro rata share of any indebtedness or lease agreements to which the entity is a party in proportion to their ownership interest in the entity. As of December 31, 2014, we guaranteed a total of $40.0 million of debt, consisting of $38.0 million at consolidated facilities and $2.0 million in the aggregate at nonconsolidated and managed-only facilities. For more information regarding guarantees made to nonconsolidated or managed-only facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Transactions.” There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the general partnership, LP, LLP or LLC if there is a default, or that the physician partners or co-members would have sufficient assets to satisfy their guarantee obligations.

We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our balance sheet at December 31, 2014 contained intangible assets, including goodwill, of $986.7 million. Future acquisitions that result in the recognition of additional long-lived and intangible assets would cause an increase in these types of assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any potential impairment to the carrying value of these assets could exist. Estimates of the future cash flows associated with the assets are critical to the impairment assessments. Changes in estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on our business, prospects, results of operations and financial condition.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the past year, several large cyber-attacks have affected participants in the healthcare industry.  A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses that could exceed the amount of the insurance available to cover such losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have appropriate information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

We may not be able to fully realize the value of our net operating loss carryforwards.

As of December 31, 2014, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $248.3 million. Such losses expire in various amounts at varying times beginning in 2027. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. While we believe we will be able to use a substantial portion of these tax benefits before they expire, no such assurances can be provided. For further discussion of our NOLs see Note 13, Income Taxes, to the accompanying consolidated financial statements.

As of December 31, 2014, we maintained a full valuation allowance of $163.5 million against our deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences, and our forecast of taxable income in future periods are important considerations in our assessment.  We recognize our recent earnings is an example of positive evidence to be considered in our assessment.  While we have concluded that a full valuation allowance continues to be appropriate as of December 31, 2014, we continue to closely monitor actual and forecasted earnings and, if there are continued profitable results, we expect that reversal of all, or a portion of, the valuation allowance will be appropriate in the future.

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

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. It is possible that future transactions, not all of which would be within our control (including a possible sale by TPG of some or all of its shares of our common stock), could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire, but we cannot assure you that will be the case. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.

Our facilities may be adversely impacted by weather and other factors beyond our control.

The financial results of our facilities may be adversely impacted by adverse weather conditions, such as tornadoes, winter storms, earthquakes and hurricanes, or other factors beyond our control, such as wildfires. These weather conditions or other factors could disrupt patient scheduling, displace our patients, teammates and physician partners and force certain of our facilities to close temporarily or for an extended period of time. In certain markets, including Southern and Northern California, we have a large concentration of facilities that may be simultaneously affected by adverse weather conditions, earthquakes, wildfires or other events beyond our control.

Risks Related to Healthcare Regulation

We are unable to predict the impact of the Health Reform Law, which represents a significant change to the healthcare industry.

The Health Reform Law changes how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs where reimbursement is tied to quality and clinical integration. The Health Reform Law also reforms certain aspects of health insurance and contains provisions intended to strengthen fraud and abuse enforcement. For additional information regarding the effects of the Health Reform Law, see “Business – Government Regulation.”  The expansion of health insurance coverage under the Health Reform Law may result in increased patient volume for certain procedures at our facilities, and our facilities may benefit from Health Reform Law initiatives that create possible sources of additional revenue.  However, any positive effects of the Health Reform Law may be offset by provisions that are intended to reduce growth in healthcare expenditures.

Substantial uncertainty remains regarding the net effect of the Health Reform Law on our business because the resolution of a number of factors, including the following, remains unclear:

•	how individuals, businesses and other market participants will respond to the new choices and obligations under the Health Reform Law;
•	which states will implement the Medicaid expansion provisions of the Health Reform Law, and under what terms;
•

the possibility of delays or complications in the implementation of the Health Reform Law (for example, there were significant technical problems during the initial implementation of the Health Insurance Marketplaces that affected the ability of individuals to purchase health insurance);

•	the effect of value-based purchasing and other quality programs established under the Health Reform Law;
•	the scope and nature of changes to Medicare reimbursement methods and programs, including ACOs, bundled payment programs and other coordinated care models;
•	our ability to participate in health insurance plans offered through the Health Insurance Marketplaces and the terms of our participation;
•	the net effect of reductions in federal healthcare program spending under the Health Reform Law;
•

the resolution of legal challenges to the Health Reform Law (including the Supreme Court’s decision in a case commonly known as King v. Burwell, which involves a challenge to the extension of premium subsidies to health insurance policies purchased through federally-operated Health Insurance Marketplaces, and which, if decided in the plaintiffs’ favor, could make it more difficult for uninsured individuals in states that do not operate a Health Insurance Marketplace to purchase coverage and otherwise significantly affect implementation of the Health Reform Law in a manner that results in fewer newly insured individuals than projected); and

•	the possibility of amendments to or repeal of the Health Reform Law.

Because of the many variables involved, we are unable to predict the net effect of the Health Reform Law and other associated changes within the healthcare industry on us or our operations. Depending on how the Health Reform Law is ultimately interpreted and implemented, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In addition, some of the governmental and regulatory bodies that regulate us may consider enhanced or new regulatory requirements. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could detrimentally affect the way we conduct our business and manage our capital, either of which, in turn, could have a material adverse effect on our business, prospects, results of operations and financial condition.

If laws or regulations governing physician ownership of our facilities change, we may be obligated to purchase some or all of the ownership interests of our physician partners or renegotiate some of our partnership and operating agreements with our physician partners and management agreements with our surgical facilities.

Regulatory changes or changes in the interpretation of existing laws or regulations may obligate us to purchase some or all of the ownership interests of the physician investors in partnerships or LLCs that own and operate our facilities. Such changes would include those that:

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements. Any of these factors could adversely affect the level and timing of payments to our surgical facilities. For the year-ended December 31, 2014, payments from Medicare and Medicaid represented approximately 20% and 3% of our net patient revenues, respectively.

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

In addition to direct reductions in Medicare program spending, the Secretary of HHS has announced a goal for 30% of all Medicare provider payments to be in alternative payment models, such as ACOs and bundled payment arrangements, by 2016, and for 50% of all Medicare provider payments to be in such alternative payment models by 2018.  The Secretary of HHS has also set a goal for at least 85% of all Medicare fee-for-service payments to be tied to quality and value in 2016, and 90% in 2018.  We are unable to predict the scope and nature of changes to Medicare reimbursement methods and programs, and what effect any such changes have on our operations.

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

The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.

The Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. The Anti-Kickback Statute is broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws similar to the Anti-Kickback Statute that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state.

In July 1991, HHS issued regulations defining various “safe harbors” under the Anti-Kickback Statute. Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to increased scrutiny by the Federal government. Two of the original safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgical facilities: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the entities operating our facilities, as well as our various business arrangements involving physician group practices, are unlikely to satisfy all of the requirements of either such safe harbor.

In November 1999, HHS issued regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interest in ASCs. The ASC safe harbor protects four types of investment arrangements: (1) surgeon-owned ASCs; (2) single-specialty ASCs; (3) multi-specialty ASCs; and (4) hospital/physician ASCs. Each category has its own requirements regarding what type of physician may be an investor in the ASC. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the ASC or its investors. Our business arrangements with our centers typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the center, in addition to providing management and other services to the center. Therefore, our business arrangements with our centers are unlikely to qualify for “safe harbor” protection and are not immune from government review or prosecution under the Anti-Kickback Statute.

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

We believe that our operations do not violate the Stark Law, as currently interpreted. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, the implant must be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, the arrangement for the furnishing of the implant must not violate the Anti-Kickback Statute and the billing for the implant must be conducted legally.

In addition, we believe that physician ownership of ASCs is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Moreover, the Stark Law applies to our six surgical hospitals. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Federal law restricts the ability of our surgical hospitals to expand surgical capacity.

The Stark Law includes an exception commonly known as the “whole hospital exception” that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. However, the Health Reform Law dramatically curtailed the whole hospital exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to our five surgical hospitals with physician ownership, each of which had a Medicare provider agreement in place prior to December 31, 2010 and is therefore able to continue operating with its existing ownership structure. However, the Health Reform Law prohibits “grandfathered” hospitals from increasing their percentage of physician ownership, and it limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms.

Companies within the healthcare industry continue to be the subject of federal and state audits, investigations and lawsuits, and we may be subject to such audits, investigations and lawsuits, including actions for false and other improper claims.

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

Over the past several years, the Federal government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the Federal government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violators of the FCA are subject to severe financial penalties, including treble damages and per claim penalties in excess of $10,000. Because our facilities perform hundreds or thousands of similar procedures each year for which they are paid by Medicare, and since the statute of limitations for such claims extends for six years under normal circumstances (and possibly as long as ten years in the event of failure to discover material facts), a repetitive billing error or cost reporting error could result in significant, material repayments and civil or criminal penalties. Similarly, allegations of FCA violations premised on noncompliance with the Anti-Kickback Statute, particularly regarding the ownership or investment structure of a facility, could implicate all or substantially all of the claims made by a facility, potentially resulting in significant repayments, civil or criminal penalties and reputational damage.

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

Other federal regulations adopted under HIPAA require our surgical facilities to conduct certain standardized healthcare transactions, including billing and other claim transactions. We have undertaken significant efforts involving substantial time and expense to ensure that our surgical facilities and hospitals submit HIPAA-compliant transactions. We anticipate that continued time and expense will be required to submit HIPAA-compliant transactions and to ensure that any newly acquired facilities can submit HIPAA-compliant transactions.

In addition, compliance with the HIPAA security regulations requires ASCs, hospitals and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected healthcare information maintained, used and disclosed in electronic form. We have taken actions in an effort to be in compliance with these regulations and believe that we are in substantial compliance with the HIPAA security regulations. Despite our efforts to comply with the HIPAA security regulations, we may still be the subject of a cyber-attack or other event that causes an information security breach, as has recently affected numerous large companies, including companies in the healthcare industry.  A cyber-attack that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. For additional information regarding the risks related to management and security of our information systems, see “Risks Related to Our Business — If we are unable to manage and secure our information systems effectively, our operations could be disrupted.”

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

As required by ARRA, HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in Federal fiscal year 2015, eligible hospitals and healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare.  In addition, although the ARRA incentive payment program does not apply to surgery centers, we have not yet determined an EHR solution for our surgery center facilities. A requirement that surgery centers adopt and meaningfully use EHR technology could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

Health plans and providers, including our facilities, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2015. This transition requires significant investment in coding technology and software, and training of staff involved in the coding and billing process. In addition to these upfront costs of transitioning to ICD-10, our facilities could experience significant disruption or delays in payment due to technical or coding errors or other implementation issues involving either our systems, or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to payment groupings with lower levels of reimbursement than assigned under the previous system.

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

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry, particularly involving large health systems like those with which we partner, is currently a priority of the FTC. We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Risks Related to Our Common Stock

We are a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

We have previously utilized and may again utilize certain of these exemptions. Although we currently have a majority of independent directors on our board of directors and our Nominating and Corporate Governance Committee and Compensation Committee currently consist entirely of independent directors, if we elect to utilize these exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

If in the future we no longer qualify as a “controlled company” within the meaning of NASDAQ listing rules, we will no longer qualify for exemptions from certain corporate governance requirements.

We are listed on the NASDAQ Global Select Market and are therefore subject to NASDAQ’s listing rules. If in the future, as a result of additional issuances of common stock or otherwise, TPG no longer holds more than 50% of our outstanding common stock, we will no longer be a “controlled company” within the meaning of NASDAQ’s listing rules. Pursuant to the requirements of NASDAQ’s listing rules, within one year after a loss in status as a controlled company, our Compensation Committee and Nominating and Corporate Governance Committee must be composed entirely of “independent directors” (as defined by NASDAQ’s listing rules). These two committees are currently comprised entirely of independent directors; however, if we were to utilize the exemptions made available under NASDAQ’s rules for controlled companies, then during the phase-in period granted by NASDAQ’s listing rules, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ’s listing rules. If, within one year of a loss of controlled company status, we did not have additional independent directors on our Compensation Committee and Nominating and Corporate Governance Committee, we would not be in compliance with NASDAQ’s listing rules and may be subject to enforcement actions by NASDAQ.

TPG has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.

We are controlled by TPG, and they currently own approximately 61.9% of our common stock. Pursuant to our Stockholders Agreement with TPG and its affiliates, TPG currently has the right to designate a majority of the seats on our board of directors, and as a result Mr. Sisitsky, a TPG Partner, Mr. Rhodes, a TPG Partner, and Mr. Geiser and Dr. Mansukani, each of whom provide consulting services to TPG, have been appointed to our board of directors. As a result, TPG can exercise control over our affairs and policies, including the approval of certain actions such as amending our Certificate of Incorporation, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), appointing members of our management and any transaction that requires stockholder approval regardless of whether others believe that such change or transaction is in our best interests. The interests of TPG may not be consistent with your interests as a stockholder. So long as TPG continues to hold a majority of our outstanding common stock, TPG will have the ability to control the vote in any election of directors, amend our Certificate of Incorporation or By-Laws or take other actions requiring the vote of our stockholders. Even if the amount owned by TPG is less than 50%, TPG will continue to be able to strongly influence or effectively control our decisions. So long as TPG collectively owns at least 50% of the shares of our common stock held by them at the closing of our initial public offering, they will be able to designate for nomination a majority of the seats on our board of directors. This control may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, although we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which regulates corporate takeovers, our Certificate of Incorporation contains similar provisions related to business combinations with interested stockholders and provides that TPG and any of its direct or indirect transferees and any group as to which such persons are a party do not constitute interested stockholders for purposes of this provision.

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

We are an “emerging growth company,” under the JOBS Act, and we are permitted to, and currently intend to, take advantage of certain exemptions from certain disclosure requirements. We are an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. We will be deemed a large accelerated filer as of the end of the fourth quarter of 2015 if our public float as of June 30, 2015 is $700 million or greater. Our public float as of June 30, 2014 was approximately $411.4 million, and our public float as of March 1, 2015 was approximately $468.1 million.

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

We have a large number of outstanding stock options to purchase common stock with exercise prices that are below the initial public offering price of our common stock. In addition, HealthSouth Corporation (“HealthSouth”) holds an unvested option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis, which option becomes exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option is exercisable on a net exercise basis.  Based on a closing stock price of $33.65 per share at December 31, 3014, the option would be exercisable, on a net exercise basis, for a number of shares equal to less than 1% of our currently outstanding shares of common stock, subject to adjustment as provided for in the terms of the option agreement governing the exercise price of the option. Additionally, as of December 31, 2014, there were 445,457 shares issuable upon settlement of outstanding RSUs. To the extent that these stock options are exercised, the option held by HealthSouth to purchase common shares becomes vested and is exercised or RSUs are settled in shares of our common stock, you may experience further dilution in the net tangible book value of the shares of common stock you have purchased.

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

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include but are not limited to:

•	the timing, volume and pricing of procedures at our facilities;

•	the impact on the marketplace of competitive business, products and pricing;
•	the cost and availability of surgery-related supplies, implants and equipment;
•	changes in or announcements regarding potential changes to Medicare reimbursement rates;
•	shifts in our ownership percentage in our facilities; and
•	the timing of acquisitions of existing surgical facilities and the development of new surgical facilities.

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

As of March 1, 2015, we had approximately 38.3 million shares of common stock outstanding. Of these outstanding shares of common stock, all of the shares are freely tradable in the public market except for shares held by our affiliates, which may be sold by into the public market from time to time subject to compliance with the limitations on sales by affiliates that are imposed by Rule 144 under the Securities Act (“Rule 144”).

In connection with our initial public offering, we entered into a registration rights agreement with TPG and certain members of our management and our board of directors, which provides the signatories thereto the right, under certain circumstances, to require us to register their shares of common stock under the Securities Act for sale into the public markets.

As of December 31, 2014, we had approximately 1.6 million shares issuable upon the exercise of outstanding vested stock options under our equity incentive plans, approximately 1.1 million shares subject to outstanding unvested stock options under our equity incentive plans, approximately 0.3 million shares issuable upon the settlement of vested RSUs, approximately 0.1 million shares issuable upon settlement of unvested RSUs, and approximately 1.6 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options or settlement of RSUs under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of shares of our common stock following the vesting of outstanding stock options or settlement of RSUs could cause the market price of our shares of common stock to decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations, and beginning with this Annual Report on Form 10-K, our management is required to report on the effectiveness of our internal control over financial reporting. However, until such time as we cease to be an “emerging growth company” as more fully described in “Risks Related to Our Common Stock — We are an ‘emerging growth company’ under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors,” our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting in compliance with Section 404(b) of the Sarbanes-Oxley Act.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. We became a public company following the completion of our initial public offering in November 2013, and we currently have limited accounting personnel and other resources with which to address our internal controls and procedures. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result, we could become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Deerfield, Illinois at 520 Lake Cook Road, Suite 250, where we currently lease approximately 7,526 square feet of space. This lease expires in March 2017. In addition, certain of our corporate operational functions are located in Birmingham, Alabama at 569 Brookwood Village, Suite 901, where we currently lease approximately 47,870 square feet of space. This lease expires in May 2025.  The disclosures concerning individual facilities on pages 14 through 20 of this Annual Report on Form 10-K are incorporated herein by reference. The Company believes these spaces are sufficient and adequate for our needs at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Surgical Care Affiliates Common Stock

Our common stock trades under the symbol “SCAI” on the NASDAQ Global Select Market. The initial public offering of our common stock occurred on October 30, 2013. The following table sets forth the high and low sales prices per share for the common stock from the date of the initial public offering through December 31, 2014, as reported on the NASDAQ Global Select Market:

	High	Low
2013:
Fourth Quarter	$35.80	$25.50
2014:
First Quarter	$37.69	$28.95
Second Quarter	$32.18	$27.01
Third Quarter	$34.36	$26.56
Fourth Quarter	$34.00	$26.55

As of March 1, 2015, there were 22 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The last reported sales price of Surgical Care Affiliates’ common stock as reported on the NASDAQ Global Select Market on March 2, 2015 was $33.00.

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

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014 about common stock that may be issued under all of the Company’s existing equity compensation plans and arrangements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	3,160,016(1)	$14.23(2)	1,568,173(3)

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,160,016 (1)	$14.23(2)	1,568,173 (3)

_________________

(1)

Consists of (i) options to purchase 2,003,349 shares of common stock granted under our 2007 Equity Plan, (ii) options to purchase 282,724 shares of common stock granted under our Director Equity Plan, (iii) options to purchase 428,486 shares of common stock granted under our 2013 Omnibus Plan, (iv) RSUs for 365,057 shares of common stock granted under our 2013 Omnibus Plan and (v) RSUs for 80,400 shares of common stock which were granted pursuant to individual compensation arrangements.

(2)	Does not take into account RSUs, which have no exercise price.

(3)

Consists of (i) 129,106 shares available under our 2007 Equity Plan, (ii) 29,906 shares available under our Director Equity Plan and (iii) 1,409,161 shares available under our 2013 Omnibus Plan. We do not intend to use the 2007 Equity Plan or the Director Equity Plan to make any future grants of equity awards.

Item 6. Selected Financial Data

	YEAR-ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(in millions, except facilities and per unit data in actual amounts)
Net operating revenues:
Net patient revenues	$788.0	$731.6	$699.0	$675.3	$678.4
Management fee revenues	58.9	40.5	17.8	11.3	6.7
Other revenues	17.8	13.6	9.6	7.5	5.2
Total net operating revenues	864.7	785.7	726.4	694.1	690.3
Equity in net income of nonconsolidated affiliates	32.6	23.4	16.8	22.2	15.3
Operating expenses:
Salaries and benefits	297.2	270.9	234.2	214.8	209.8
Supplies	177.9	170.2	164.8	155.7	167.1
Other operating expenses	124.9	127.7	112.8	110.9	110.7
Depreciation and amortization	52.7	41.5	40.0	38.6	35.6
Occupancy costs	29.4	25.5	25.3	25.2	26.4
Provision for doubtful accounts	14.1	14.2	12.7	14.1	13.5
Impairment of intangible and long-lived assets	0.6	—	0.4	—	—
(Gain) loss on disposal of assets	(0.2)	0.1	(0.3)	(0.8)	0.4
Total operating expenses	696.4	650.1	589.9	558.5	563.5
Operating income	200.9	158.9	153.2	157.8	142.1
Interest expense	32.8	60.2	58.6	55.9	52.5
Loss from extinguishment of debt	—	10.3	—	—	—
Interest income	(0.2)	(0.2)	(0.3)	(0.4)	(1.5)
(Gain) loss on sale of investments	(7.6)	12.3	7.1	(3.9)	(2.1)
Income from continuing operations before income tax expense	175.9	76.2	87.8	106.2	93.2
Provision for income tax expense	9.4	12.3	8.5	19.9	14.1
Income from continuing operations (1)	166.5	63.9	79.3	86.3	79.1
Loss from discontinued operations, net of income tax expense	(9.4)	(9.3)	(4.9)	(2.8)	(9.9)
Net income	157.1	54.6	74.4	83.5	69.2
Less: Net income attributable to noncontrolling interests	(125.2)	(105.9)	(94.4)	(93.2)	(84.1)
Net income (loss) attributable to Surgical Care Affiliates	$32.0	$(51.3)	$(20.0)	$(9.7)	$(14.9)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$1.07	$(1.33)	$(.50)	$(.24)	$(.18)
Discontinued operations attributable to Surgical Care Affiliates	$(.24)	$(.29)	$(.16)	$(.09)	$(.35)
Net income (loss) per share attributable to Surgical Care Affiliates	$.83	$(1.62)	$(.66)	$(.33)	$(.53)
Basic weighted average shares outstanding (in thousands) (2)	38,477	31,688	30,340	29,347	28,144
Distribution paid per share on September 16, 2013		$2.47
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$1.03	$(1.33)	$(.50)	$(.24)	$(.18)
Discontinued operations attributable to Surgical Care Affiliates	$(.23)	$(.29)	$(.16)	$(.09)	$(.35)
Net income (loss) per share attributable to Surgical Care Affiliates	$.80	$(1.62)	$(.66)	$(.33)	$(.53)
Diluted weighted average shares outstanding (in thousands) (2)	39,958	31,688	30,340	29,347	28,144
Facilities (at period end):
Consolidated facilities	95	87	87	94	95
Equity method facilities	65	60	52	44	23
Managed-only facilities	26	30	8	4	5
Total facilities	186	177	147	142	123

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data (at period end):
Cash and cash equivalents	$8.7	$85.8	$118.6	$71.2	$33.5
Total current assets	237.5	234.0	267.4	215.0	172.0
Total assets (3)	1,647.4	1,422.5	1,412.1	1,356.5	1,189.8

Current portion of long-term debt	24.7	22.6	14.9	16.0	7.5
Total current liabilities	249.4	197.7	175.2	148.9	133.6
Long-term debt, net of current portion	665.1	648.8	774.0	768.7	673.3
Total liabilities (3)	1,065.0	984.6	1,070.4	1,030.6	897.5

Noncontrolling interests — redeemable	15.4	21.9	21.7	20.2	20.6

Total Surgical Care Affiliates’ equity	243.3	205.7	147.5	170.3	144.5
Noncontrolling interests — non-redeemable	323.6	210.3	172.5	135.4	127.2
Total equity	567.0	416.0	320.0	305.7	271.7
(1)

Income (loss) from continuing operations attributable to Surgical Care Affiliates, which is income from continuing operations less net income attributable to noncontrolling interests, was $41.3 million, $(42.0) million, $(15.1) million, $(6.9) million and $(5.0) million for years-ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)

Calculated based on number of shares of common stock and vested RSUs that would have been outstanding as of December 31, 2012, 2011 and 2010, assuming our conversion from a Delaware limited liability company to a Delaware corporation.

(3)

Our consolidated assets as of December 31, 2014, December 31, 2013 and December 31, 2012 include total assets of a VIE of $117.5 million, $49.5 million and $28.2 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2014, December 31, 2013 and December 31, 2012 include total liabilities of the VIE of $23.8 million, $12.2 million and $1.4 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $3.4 million and $4.0 million of debt guaranteed by us at December 31, 2014 and December 31, 2013, respectively.

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

OVERVIEW

We are a leading provider of surgical solutions to health systems and payors, providing high quality, cost-effective surgical care. For a substantial portion of the periods covered by our financial statements in this Annual Report on Form 10-K, we were a Delaware limited liability company that was formed with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of December 31, 2014, we operated in 34 states and had an interest in and/or operated 179 freestanding ASCs, six surgical hospitals and one sleep center with 11 locations. Of these 186 facilities, we consolidated the operations of 95 affiliated facilities, had 65 nonconsolidated affiliated facilities and held no ownership in 26 affiliated facilities that contract with us to provide management services only. In addition, at December 31, 2014, we provided perioperative consulting services to 13 facilities, which are not included in the facility count.

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

We took several steps during 2014 to optimize our portfolio by:

•	acquiring a controlling interest in fifteen ASCs that we consolidate (two of these facilities were previously managed-only entities);
•	deconsolidating two ASCs (i.e., we entered into a transaction that required a change in accounting treatment of the facilities from consolidated to equity method);
•	acquiring a noncontrolling interest in seven ASCs that we hold as equity method investments (two of these facilities were previously managed-only entities);
•	entering into agreements to manage two ASCs;
•	placing one de novo facility into operation that we account for as a managed-only entity;
•	closing two equity method facilities as a result of combining the operations of the facilities into two existing SCA equity method facilities;
•

closing four consolidated ASCs, selling a consolidated ASC, selling our interest in two nonconsolidated ASCs and terminating management agreements with three managed-only ASCs, in which we held no equity interests; and

•	adding new relationships with not-for-profit health systems.

Our consolidated net operating revenues increased $79.0 million, or 10.1%, for the year-ended December 31, 2014 compared to the year-ended December 31, 2013. The main factors that contributed to this increase were revenues earned from acquisitions and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities and the disposition of two facilities since December 31, 2013. Consolidated net patient revenues per case grew by 5.3% to $1,801 per case for the year-ended December 31, 2014 from $1,710 per case during the prior year, reflecting acquisitions of consolidated facilities with higher rates per case than the average rates at our consolidated facilities. The number of cases at our consolidated facilities increased to 437,654 cases during the year-ended December 31, 2014 from 427,840 cases during the year-ended December 31, 2013, largely due to acquisitions since the prior year, partially offset by the deconsolidation of two facilities and the disposition of two facilities since December 31, 2013. Our number of consolidated facilities increased to 95 facilities as of December 31, 2014 from 87 facilities as of December 31, 2013.

We do not consolidate 65 of the facilities affiliated with us because we do not hold a controlling equity interest in the partnerships that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe systemwide net operating revenues growth and systemwide net patient revenue per case growth are important to understand our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” on page 67.

During the year-ended December 31, 2014, systemwide net operating revenues grew by 10.0% as compared to the prior year. Systemwide net patient revenues per case grew by 4.5% in 2014 compared to the prior year. These increases are due to acquisitions since the end of the prior year, increased management fee revenues from acquisitions made subsequent to the prior year, increased rates earned under certain payor contracts and changes in case mix.

At December 31, 2014, we had 98 facilities in partnership with 42 health systems.   We held ownership interests in 10 consolidated and 55 nonconsolidated facilities and managed three facilities in partnership with 31 of those health systems.  We managed 20 facilities in partnership, but without owning an equity interest, with ten of those health systems. Additionally, there is one health system relationship where we consolidate ten facilities as a Variable Interest Entity (“VIE”), but do not currently hold an equity ownership interest in these facilities. Our health system relationships include local, regional and national health systems. We typically have formal or informal co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

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

As of December 31, 2014, we consolidated ten facilities into our financial results where we do not currently hold an equity ownership interest in the facility. All ten facilities are majority-owned and controlled by a common parent company (the “future JV”). We hold a promissory note from the future JV that is convertible into equity of the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. The promissory note has a fixed interest rate of 4% plus a variable component that is dependent on the earnings of the future JV. We are also party to management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted to us in the promissory note and the management services agreements, we have determined, under the Accounting Standards Codification Section 810, that the future JV is a VIE for which we are the primary beneficiary and as a result we consolidate these facilities into our financial results.

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

KEY MEASURES

Facilities

Changes in our ownership of individual facilities and related changes in how we account for such facilities drive changes in our consolidated results from period to period in several ways, including:

•

Deconsolidations. As a result of a deconsolidation transaction, an affiliated facility that was previously consolidated becomes a nonconsolidated facility. Any income we earn from a deconsolidated facility, based upon our ownership percentage in the facility, is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to a deconsolidation transaction, the affiliated facility’s results were reported as part of our consolidated net operating revenues and the associated expense line items.

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

We took several steps during the year-ended December 31, 2014 to optimize our facility portfolio by acquiring, deconsolidating, selling and closing certain consolidated and nonconsolidated facilities, as well as placing one de novo facility into operation.

The following table presents a breakdown of the changes in number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the	During the
	Year-	Year-	Year-
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Facilities at Beginning of Period
Consolidated Facilities:	87	87	94
Equity Method Facilities:	60	52	44
Managed-only Facilities:	30	8	4
Total Facilities:	177	147	142
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	13	4	2
Noncontrolling interests acquired in facilities accounted for as equity method investments:	5	7	7
Management agreements entered into (Managed-only):	2	20	4
De novos
Consolidated de novo facilities placed into operations:	—	1	—
De novo facilities accounted for as equity method investments placed into operations:	—	1	—
De novo facilities accounted for as managed-only facilities placed into operations:	1
Consolidations / Deconsolidations
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	2	1	4
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an equity method investment:	4	2	3
Changed to Managed-Only Facility
Change to providing management services only:	—	3	—
Closures and Sales
Consolidated Facilities sold:	1	—	3
Noncontrolling interests in facilities accounted for as equity method investments sold:	2	—	1
Consolidated Facilities closed:	4	2	3
Equity Method Facilities closed:	2	—	—
Management agreements exited from (Managed-only):	3	1	—
Facilities at End of Period
Consolidated Facilities:	95	87	87
Equity Method Facilities:	65	60	52
Managed-only Facilities:	26	30	8
Total Facilities:	186	177	147
Average Ownership Interest
Consolidated Facilities:	50.0%	51.6%	54.8%
Equity Method Facilities:	26.0%	25.0%	27.7%
Perioperative Contracts (1)
Number of contracts at beginning of period:	14	6	2
Number of contracts at end of period:	13	14	6

(1)

Perioperative service arrangements are executed agreements between SCA and a hospital system whereby SCA manages the hospitals’ outpatient surgery departments to improve physician alignment, optimize operation effectiveness and attain key outcomes in quality, growth and financial metrics.

Revenues

Our consolidated net operating revenues for the years-ended December 31, 2014, 2013 and 2012 were $864.7 million, $785.7 million and $726.4 million, respectively.

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

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Systemwide net operating revenues growth (1)	10.0%	15.5%	17.0%
Systemwide net patient revenues per case growth (1)	4.5%	9.3%	7.8%
Same site systemwide net operating revenues growth (1)(2)	3.1%	9.4%	9.8%
Same site systemwide net patient revenues per case growth (1)(2)	2.7%	6.1%	5.7%

(1)

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results, rather only the net income earned from such facilities is reported on a net basis in the line item “Equity in net income of nonconsolidated affiliates.” Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). We include management fee revenues from managed-only facilities in systemwide net operating revenues growth and same site net operating revenue growth, but not patient or other revenues from managed-only facilities (in which we hold no ownership interest). We do not include managed-only facilities in systemwide net patient revenues per case growth or samesite systemwide net patient revenues per case growth.

(2)	Same site refers to facilities that were operational in both the current and prior periods.

Year-Ended December 31, 2014 Compared to Year-Ended December 31, 2013

Our consolidated net operating revenues increased by $79.0 million, or 10.1%, for the year-ended December 31, 2014 to $864.7 million from $785.7 million for the year-ended December 31, 2013. Consolidated net patient revenues per case increased by 5.3% to $1,801 per case during the year-ended December 31, 2014 from $1,710 per case during the year-ended December 31, 2013.

For the year-ended December 31, 2014, systemwide net operating revenues grew by 10.0% compared to the year-ended December 31, 2013. In addition, for the year-ended December 31, 2014, systemwide net patient revenues per case grew by 4.5% compared to the prior year.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates.

	Year-Ended
	December 31, 2014
	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2013 (1)(2)	$785.7	$605.8
Add: revenue from acquired facilities	55.0	60.2
revenue from consolidations	3.0	(3.0)
Less: revenue of disposed facilities	(2.7)	(16.8)
revenue from deconsolidated facilities	(13.8)	13.8
Adjusted base year total net operating revenues	827.2	660.0
Increase from operations	37.5	5.5
Non-facility based revenue	—	(0.2)
Total net operating revenues, year-ended December 31, 2014:	$864.7	$665.3

(1)	$16.4 million in revenues have been reclassified from prior periods presented related to facilities accounted for as discontinued operations.
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

Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012

Our consolidated net operating revenues increased by $59.3 million, or 8.2%, for the year-ended December 31, 2013 to $785.7 million from $726.4 million for the year-ended December 31, 2012. Consolidated net patient revenues per case increased by 6.2% to $1,710 per case during 2013 from $1,610 per case during the prior year.

For the year-ended December 31, 2013, systemwide net operating revenues grew by 15.5% compared to the year-ended December 31, 2012. In addition, for the year-ended December 31, 2013, systemwide net patient revenues per case grew by 9.3% compared to the year-ended December 31, 2012.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates.

	Year-Ended
	December 31, 2013
	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2012 (1)(2)	$726.4	$477.5
Add: revenue from acquired facilities	31.4	79.1
revenue from consolidations	5.2	(5.2)
Less: revenue of disposed facilities	—	(30.7)
revenue from deconsolidated facilities	(26.9)	26.9
Adjusted base year total net operating revenues	736.1	547.6
Increase from operations	45.0	56.7
Non-facility based revenue	4.6	1.5
Total net operating revenues, year-ended December 31, 2013:	$785.7	$605.8

(1)	$18.5 million in revenues have been reclassified from prior periods presented related to facilities accounted for as discontinued operations.
(2)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Summary of Key Line Items

Net Operating Revenues

The vast majority of our net operating revenues consist of net patient revenues from the facilities we consolidate for financial reporting purposes. Net patient revenues are derived from fees we collect from insurance companies, Medicare, state workers’ compensation programs, patients and other payors in exchange for providing the facility and related services and supplies a physician requires to perform a surgical procedure. Our net operating revenues also include the line item Management fee revenues, which includes fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. The line item Other revenues is composed of other ancillary services and fees received for anesthesia services. The physicians who perform procedures at our facilities bill and collect from their patients and other payors directly for their professional services, and their revenues from such professional services are not included in our net operating revenues.

Net Patient Revenues

Net patient revenues are recorded during the period in which the healthcare services are provided, based upon the estimated amounts due from insurance companies, patients and other government and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), state workers’ compensation programs and employers.

The following table presents a breakdown by payor source of the percentage of net patient revenues at our consolidated facilities for the periods presented:

Consolidated Facilities

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Managed care and other discount plans	62%	61%	62%
Medicare	20	20	20
Workers’ compensation	10	11	11
Patients and other third-party payors	5	5	4
Medicaid	3	3	3
Total	100%	100%	100%

The following table presents a breakdown by payor source of the percentage of net patient revenues at our nonconsolidated facilities for the periods presented:

Nonconsolidated Facilities

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Managed care and other discount plans	74%	75%	75%
Medicare	16	14	12
Workers’ compensation	5	6	7
Patients and other third-party payors	3	3	3
Medicaid	2	2	3
Total	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates we have been able to negotiate, on an average basis across our portfolio, have held relatively stable.

Medicare accounts for 20% of our net patient revenues for the years-ended December 31, 2014, 2013 and 2012, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the BCA impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. In October 2014, the Centers for Medicare and Medicaid Services finalized the payment update of 1.4% for ASCs for federal fiscal year 2015, consisting of 1.9% inflation minus a 0.5% productivity factor.  We do not expect this update to materially affect our results.

For the year-ended December 31, 2014, the net patient revenues from our consolidated facilities located in each of Texas, California and North Carolina represented approximately 14%, 14% and 13%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Connecticut, Florida and Idaho represented more than 5% of our total net patient revenues for the year-ended December 31, 2014. As of December 31, 2014, 29 of our 65 nonconsolidated facilities accounted for as equity method investments were located in California, and 13 of these 65 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes. Management fee revenues increased 45.6% for the year-ended December 31, 2014 compared to the prior year, mainly due to the acquisitions, including the acquisition of Health Inventures, LLC, a surgical and physician services company, during the second quarter of 2013.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 34.4%, 34.5% and 32.2% of our net operating revenues for the years-ended December 31, 2014, 2013 and 2012, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 20.6%, 21.7% and 22.7% of our net operating revenues for the years-ended December 31, 2014, 2013 and 2012, respectively. Supplies expense is typically closely related not only to case volume but also to case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

Summary Results of Operations

Year-Ended December 31, 2014 Compared to Year-Ended December 31, 2013 and December 31, 2012

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the years-ended December 31, 2014, 2013 and 2012.

	YEAR-ENDED DECEMBER 31,
	2014		2013		2012
	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$788.0	$659.4	$731.6	$600.6	$699.0	$474.4
Management fee revenues	58.9	—	40.5	—	17.8	—
Other revenues	17.8	5.9	13.6	5.2	9.6	3.2
Total net operating revenues	864.7	665.3	785.7	605.8	726.4	477.5
Equity in net income of nonconsolidated affiliates (2)	32.6	—	23.4	—	16.8	—
Operating expense:
Salaries and benefits	297.2	140.4	270.9	128.9	234.2	108.8
Supplies	177.9	111.8	170.2	99.3	164.8	78.5
Other operating expenses	124.9	98.1	127.7	89.6	112.8	69.1
Depreciation and amortization	52.7	21.8	41.5	17.3	40.0	14.0
Occupancy costs	29.4	26.0	25.5	22.7	25.3	20.8
Provision for doubtful accounts	14.1	16.0	14.2	10.4	12.7	6.3
Impairment of intangible and long-lived assets	0.6	—	—	—	0.4	—
(Gain) loss on disposal of assets	(0.2)	1.8	0.1	0.3	(0.3)	0.1
Total operating expenses	696.4	415.9	650.1	368.5	589.9	297.6
Operating income	200.9	249.4	158.9	237.3	153.2	179.9
Interest expense	32.8	2.3	60.2	1.7	58.6	1.6
Loss from extinguishment debt	—	—	10.3	—	—	—
Interest income	(0.2)	(0.1)	(0.2)	(0.1)	(0.3)	(0.1)
(Gain) loss on sale of investments	(7.6)	—	12.3	—	7.1	—
Income from continuing operations before income tax expense	175.9	247.2	76.2	235.6	87.8	178.4
Provision for income tax expense	9.4	0.1	12.3	0.1	8.5	0.1
Income from continuing operations	166.5	247.1	63.9	235.5	79.3	178.4
Loss from discontinued operations, net of income tax expense	(9.4)	—	(9.3)	—	(4.9)	—
Net income	157.1	$247.1	54.6	$235.5	74.4	$178.4
Less: Net income attributable to noncontrolling interests	(125.2)		(105.9)		(94.4)
Net income (loss) attributable to Surgical Care Affiliates	$32.0		$(51.3)		$(20.0)
Equity in net income of nonconsolidated affiliates (2)		$32.6		$23.4		$16.8
Other Data (3)
Cases — consolidated facilities (4)	437,654		427,840		434,243
Cases — equity facilities (5)	276,320		258,942		226,860
Consolidated facilities	95		87		87
Equity method facilities	65		60		52
Managed-only facilities	26		30		8
Total facilities	186		177		147

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

(2)

For the years-ended December 31, 2014, 2013 and 2012 we recorded amortization expense of $23.2 million, $25.9 million and $20.3 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the years-ended December 31, 2014, 2013 and 2012 we recorded other than temporary impairment charges of $0.3 million, $6.1 million and $9.2 million, respectively, within the line item Equity in net income of nonconsolidated affiliates.

(3)	Case data is presented for the years-ended December 31, 2014, 2013 and 2012, as applicable. Facilities data is presented as of December 31, 2014, 2013 and 2012, as applicable.
(4)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(5)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Year-Ended December 31, 2014 Compared to Year-Ended December 31, 2013

Net Operating Revenues

Our consolidated net operating revenues increased $79.0 million, or 10.1%, for the year-ended December 31, 2014 compared to the year-ended December 31, 2013. The main factors that contributed to this increase were revenues earned from acquisitions and increased rates paid under certain payor contracts. This increase was partially offset by the deconsolidation of two facilities and the disposition of two facilities since December 31, 2013. Consolidated net patient revenues per case grew by 5.3% to $1,801 per case for the year-ended December 31, 2014 from $1,710 per case during the prior year, reflecting acquisitions of consolidated facilities with higher rates per case than the average rates at our consolidated facilities. The number of cases at our consolidated facilities increased to 437,654 cases during the year-ended December 31, 2014 from 427,840 cases during the year-ended December 31, 2013, largely due to acquisitions since the prior year, partially offset by the deconsolidation of two facilities and the disposition of two facilities since December 31, 2013. Our number of consolidated facilities increased to 95 facilities as of December 31, 2014 from 87 facilities as of December 31, 2013.

For the year-ended December 31, 2014, systemwide net operating revenues grew by 10.0% compared to the year-ended December 31, 2013. The growth in systemwide net operating revenues was largely due to the acquisition of fifteen consolidated affiliates, two of which were previously accounted for as managed-only facilities, and noncontrolling interests in seven facilities accounted for as equity method investments, two of which were previously accounted for as managed only-facilities, since the prior year, as well as increased management fee revenues from acquisitions made subsequent to the prior year, increased rates earned under certain payor contracts and changes in case mix. In addition, for the year-ended December 31, 2014, systemwide net patient revenues per case grew by 4.5% compared to the year-ended December 31, 2013 due to the acquisitions described above.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $9.2 million, or 39.3%, to $32.6 million during the year-ended December 31, 2014 from $23.4 million during the year-ended December 31, 2013. Equity in net income of nonconsolidated affiliates increased due to a decrease in equity method impairments from the prior year and a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year.  Equity method impairments of $0.3 million were recorded during 2014 as compared to $6.1 million recorded during the prior year and amortization expense for definite-lived intangible assets attributable to equity method investments of $23.2 million was recorded during 2014 as compared to $25.9 million during the prior year.  Additionally, the increase was due to the acquisition of several noncontrolling interests in facilities since December 31, 2013 and the deconsolidation of two facilities since December 31, 2013 (i.e., the facilities became equity method facilities rather than consolidated facilities). After deconsolidation, the results of operations of the facility were reported net in Equity in net income of nonconsolidated affiliates, whereas prior to deconsolidation, the results were reported within the consolidated revenue and expense line items.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $26.3 million, or 9.7%, to $297.2 million for the year-ended December 31, 2014 from $270.9 million for the year-ended December 31, 2013. Acquisitions, including the acquisition of Health Inventures, LLC in the second quarter of 2013, largely drove the increase in salaries and benefits. Corporate investments related to operations and development and annual salary increases also contributed to the increase.

Supplies

Supplies expense increased $7.7 million, or 4.5%, to $177.9 million for the year-ended December 31, 2014 from $170.2 million for the year-ended December 31, 2013. Supplies expense per case increased by 2.2% during the year-ended December 31, 2014, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses decreased $2.8 million, or 2.2%, to $124.9 million for the year-ended December 31, 2014 from $127.7 million for the year-ended December 31, 2013. This decrease was primarily attributable to certain fees recorded in 2013 associated with our initial public offering and management fees to TPG partially offset by the incurrence of certain additional overhead costs resulting from our organizational growth and growth from acquisitions since the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased $11.2 million, or 27.0%, to $52.7 million for the year-ended December 31, 2014 from $41.5 million for the year-ended December 31, 2013, primarily due to the addition of new capitalized assets and acquisitions since December 31, 2013, partially offset by the conversion of two consolidated facilities to equity method investments since the prior year.

Occupancy Costs

Occupancy costs increased $3.9 million, or 15.3%, to $29.4 million for the year-ended December 31, 2014 from $25.5 million for the year-ended December 31, 2013, primarily due to organizational growth and acquisitions after the prior year.

Provision for Doubtful Accounts

The provision for doubtful accounts remained flat at $14.1 million and $14.2 million for the years-ended December 31, 2014 and December 31, 2013, respectively. Additionally, the provision remained consistent as a percentage of net patient revenues at approximately 2.0% for the year-ended December 31, 2014 and 2013.

Interest Expense

Interest expense decreased $27.4 million, or 45.5%, to $32.8 million for the year-ended December 31, 2014 from $60.2 million for the year-ended December 31, 2013, primarily due to the refinancing of certain of our indebtedness in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes in the second half of 2013.

(Gain) loss on Sale of Investments

We recognized gains on sale of investments of $7.6 million and losses on sale of investments of $12.3 million for the years-ended December 31, 2014 and 2013, respectively. The gains for the year-ended December 31, 2014 were primarily due to a deconsolidation transaction, the syndications of nonconsolidated affiliates, contribution of an equity method investment to a joint venture and the sale of the management rights to an equity method investment, partially offset by losses due to another deconsolidation transaction.  The losses for the year-ended December 31, 2013 were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the year-ended December 31, 2014, income tax expense was $9.4 million, representing an effective tax rate of 5.4%, compared to $12.3 million, representing an effective tax rate of 16.2%, for the year-ended December 31, 2013. The $9.4 million in expense for the year-ended December 31, 2014 includes $8.6 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.8 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.6 million attributable to noncontrolling interests. The $12.3 million in expense for the year-ended December 31, 2013 included $11.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, $0.2 million of current federal income tax attributable to noncontrolling interests and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.4 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences, and our forecast of taxable income in future periods are important considerations in our assessment. We recognize that our recent earnings is an example of positive evidence to be considered in our assessment.  Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of December 31, 2014. We continue to closely monitor actual and forecasted earnings and, if there are continued profitable results, we expect that reversal of all, or a portion of, the valuation allowance will be appropriate in the future. As of December 31, 2014, our valuation allowance was $163.5 million. See “Risk Factors — Risks Related to Our Business — We may not be able to fully realize the value of our net operating loss carryforwards.”

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $19.3 million, or 18.2%, to $125.2 million for the year-ended December 31, 2014 from $105.9 million for the year-ended December 31, 2013. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of two facilities since December 31, 2013.

Net income (loss) attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $83.3 million to $32.0 million of net income for the year-ended December 31, 2014 from $51.3 million of net loss for the year-ended December 31, 2013. The increase was driven by growth in earnings from acquisitions and lower interest expense.

Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012

Net Operating Revenues

Our consolidated net operating revenues increased $59.3 million, or 8.2%, for the year-ended December 31, 2013 to $785.7 million from $726.4 million for the year-ended December 31, 2012. The main factors that contributed to this increase were increased rates paid under certain payor contracts, revenues earned from a facility for which a consolidation transaction was completed during the second quarter of 2012, revenues earned from facilities acquired since December 31, 2012 and increases in acuity case mix. Consolidated net patient revenues per case grew by 6.2% to $1,710 per case for the year-ended December 31, 2013 from $1,610 per case during the prior year reflecting higher acuity case mix. During this same period, the number of cases at our consolidated facilities decreased to 427,840 cases during the year-ended December 31, 2013 from 434,243 cases during the year-ended December 31, 2012 and our number of consolidated facilities were 87 facilities as of December 31, 2013 and 2012.

For the year-ended December 31, 2013, systemwide net operating revenues grew by 15.5% compared to the year-ended December 31, 2012. The growth in systemwide net operating revenues is largely due to the acquisition of noncontrolling interests in seven facilities accounted for as equity method investments and four consolidated affiliates since the prior year and increased rates earned under certain payor contracts. The increase is also attributable to two de novo facilities, one of which is an equity method investment and the other one is a consolidated affiliate, which were placed into operations after December 31, 2012. These factors are partially offset by the sale of our interest in a nonconsolidated facility completed in 2012. In addition, for the year-ended December 31, 2013, systemwide net patient revenues per case grew by 9.3% compared to the year-ended December 31, 2012, which is due to similar factors as described above.

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

Salaries and Benefits

Salaries and benefits expense increased $36.7 million, or 15.7%, to $270.9 million for the year-ended December 31, 2013 from $234.2 million for the year-ended December 31, 2012. The increase in salary and benefits expense is primarily due to the addition of new teammates in connection with acquisitions as well as the payment of a cash bonus to eligible holders of vested options and restricted equity units (the “2013 Special Cash Bonus Payment”) of approximately $2.46 per vested option or restricted equity unit, as applicable, recorded during the third quarter of 2013, resulting in a total bonus payment of $4.6 million. Salaries and benefits also increased as a result of the addition of the expenses associated with existing teammates as a result of the consolidation of previously nonconsolidated affiliates.

Supplies

Supplies expense increased $5.4 million, or 3.3%, to $170.2 million for the year-ended December 31, 2013 from $164.8 million for the year-ended December 31, 2012. This increase in supplies expense is primarily attributable to changes in our case mix, in particular an increase in the number of orthopedic and ophthalmology cases performed at our facilities, which tend to require higher cost supplies and implants. Supplies expense per case increased by 4.8% during the year-ended December 31, 2013, as compared to the prior year, which is attributable to changes in our case mix as well as inflationary increases to supply costs.

Other Operating Expenses

Other operating expenses increased $14.9 million, or 13.2%, to $127.7 million for the year-ended December 31, 2013 from $112.8 million for the year-ended December 31, 2012. This increase is primarily attributable to the incurrence of certain additional overhead costs resulting from our organizational growth, partially offset by our efforts to manage and decrease existing overhead operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million, or 3.8%, to $41.5 million for the year-ended December 31, 2013 from $40.0 million for the year-ended December 31, 2012, primarily due to the addition of new capitalized assets during the year, partially offset by the conversion of two consolidated facilities to equity method investments.

Occupancy Costs

Occupancy costs remained relatively steady at $25.5 million during the year-ended December 31, 2013 as compared to $25.3 million during the year-ended December 31, 2012.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $1.5 million, or 11.8%, to $14.2 million for the year-ended December 31, 2013 from $12.7 million during the year-ended December 31, 2012; however, it remains consistent as a percentage of net patient revenues at approximately 2.0%.

Interest Expense

Interest expense increased $1.6 million, or 2.7%, to $60.2 million for the year-ended December 31, 2013 as compared to $58.6 million during the year-ended December 31, 2012 due to the de-designation of interest rate swaps as cash flow hedges partially offset by interest savings from the refinancing of certain of our debt instruments in 2013, including the redemption of all of our outstanding senior notes and senior subordinated notes.

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

Provision for Income Tax Expense

For the year-ended December 31, 2013, income tax expense was $12.3 million, representing an effective tax rate of 16.2%, compared to an expense of $8.5 million, representing an effective tax rate of 9.7% for the year-ended December 31, 2012. The $12.3 million in expense for the year-ended December 31, 2013 included $11.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, $0.2 million of current federal income tax attributable to noncontrolling interests and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.4 million attributable to noncontrolling interests. The $8.5 million in expense for the year-ended December 31, 2012 included $8.1 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, and $0.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management considers all positive and negative evidence available, and concluded that a full valuation allowance was appropriate as of December 31, 2013. As of December 31, 2013, our valuation allowance was $166.1 million. See “Risk Factors — Risks Related to Our Business — We may not be able to fully realize the value of our net operating loss carryforwards.”

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $11.5 million, or 12.2%, to $105.9 million for the year-ended December 31, 2013 from $94.4 million for the year-ended December 31, 2012. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests. This increase was partially offset by the deconsolidation of two facilities in 2013.

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

Adjusted EBITDA-NCI and Adjusted Net Income Reconcilements

The following table represents the reconciliation of net income to Adjusted EBITDA-NCI and of net loss attributable to Surgical Care Affiliates to Adjusted Net Income for the periods indicated below:

	2014	2013	2012
Adjusted EBITDA-NCI (a):
Net income	$157.1	$54.6	$74.4
Plus (minus):
Interest expense, net	32.6	60.0	58.3
Provision for income tax expense	9.4	12.3	8.5
Depreciation and amortization	52.7	41.5	40.0
Loss from discontinued operations, net	9.4	9.3	4.9
Equity method amortization expense (b)	23.2	25.9	20.3
(Gain) loss on sale of investments	(7.6)	12.3	7.1
Loss on extinguishment of debt	—	10.3	—
Asset impairments	0.7	6.1	9.6
(Gain) loss on disposal of assets	(0.2)	0.1	(0.3)
IPO related expense (c)	—	9.0	—
Stock compensation expense (d)	4.1	7.3	1.7
Other	0.5	—	—
Adjusted EBITDA	281.9	248.7	224.5
(Minus):
Net income attributable to noncontrolling interests	(125.2)	(105.9)	(94.4)
Adjusted EBITDA-NCI	$156.7	$142.8	$130.1
Adjusted Net Income (a):
Net income (loss) attributable to Surgical Care Affiliates	$32.0	$(51.3)	$(20.0)
Plus (minus)
Provision for income tax expense	9.4	12.3	8.5
Loss on extinguishment of debt	—	10.3	—
Asset impairments	0.7	6.1	9.6
Amortization expense	10.1	6.7	4.8
Loss from discontinued operations, net	9.4	9.3	4.9
(Gain) loss on sale of investments	(7.6)	12.3	7.1
(Gain) loss on disposal of assets	(0.2)	0.1	(0.3)
Equity method amortization expense (b)	23.2	25.9	20.3
IPO related expense (c)	—	9.0	—
Stock compensation expense (d)	4.1	7.3	1.7
Other	0.4	—	—
Adjusted Net Income	$81.5	$48.0	$36.6
(a)

Adjusted EBITDA-NCI means net income before provisions for income tax expense, net interest expense, depreciation and amortization, net loss from discontinued operations, equity method amortization expense, (gain) loss on sale of investments, loss on extinguishment of debt, asset impairments, gain (loss) on disposal of assets, IPO related expenses, stock compensation expense and other less net income attributable to noncontrolling interests. Adjusted net income means net loss attributable to Surgical Care Affiliates before provisions for income tax, loss on extinguishment of debt, asset impairments, amortization expense, net loss from discontinued operations, (gain) loss on sale of investments, (gain) loss on disposal of assets, equity method amortization expense, IPO related expenses, stock compensation expense and other. We present Adjusted EBITDA-NCI and Adjusted net income because we believe that they are useful metrics to investors in analyzing our operating performance on the same basis as that used by our management. Our management believes that Adjusted EBITDA-NCI can be useful to facilitate comparisons of operating performance between periods because it excludes the effect of depreciation and amortization, which represents a non-cash charge to earnings, income tax, interest expense and other expenses or income not related to the normal, recurring operations of our business. Our management believes that Adjusted net income can be useful to facilitate comparisons of our operating performance between periods because it excludes the effect of certain non-cash and other charges to earnings whose fluctuations from period-to-period do not necessarily correspond to the normal, recurring operations of our business. Adjusted EBITDA-NCI and Adjusted net income are each considered a “non-GAAP financial measure” under SEC rules and should not be considered a substitute for net income (loss) or net operating income as determined in accordance with GAAP. In addition, Adjusted EBITDA-NCI and Adjusted net income have limitations as analytical tools, including the following:

•	Adjusted EBITDA-NCI and Adjusted net income do not reflect our historical capital expenditures, or future requirements for capital expenditures, or contractual commitments;
•	Adjusted EBITDA-NCI and Adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA-NCI does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments under our credit agreement;
•	Adjusted EBITDA-NCI and Adjusted net income do not reflect our historical impairments recognized; and
•	Adjusted EBITDA-NCI does not reflect income tax expense or the cash requirements to pay our taxes.

You should be aware that we may incur expenses in the future that are similar to those excluded in the calculation of Adjusted EBITDA-NCI or Adjusted net income. Further, other companies in our industry may calculate Adjusted EBITDA-NCI or Adjusted net income differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, neither Adjusted EBITDA-NCI nor Adjusted net income should be considered the primary measure of the operating performance of our business.  We strongly encourage investors to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not to rely on any single financial measure to evaluate our business.

(b)

For the years-ended December 31, 2014, December 31, 2013 and December 31, 2012, we recorded $23.2 million, $25.9 million and $20.3 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

(c)

IPO related expense includes an $8.0 million fee paid to TPG Capital pursuant to the Management Services Agreement (as defined herein) at the closing of our initial public offering in November 2013. After the fee was paid, the Management Services Agreement was terminated.

(d)	Represents stock-based compensation expense comprised of $2.7 million non-cash expense and $4.6 million in a non-recurring cash bonus paid on vested equity awards in the fourth quarter of 2013.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Net operating revenues	$15.5	$20.4	$35.3
Costs and expenses	(18.7)	(23.3)	(38.4)
Gain (loss) on sale of investments or closures	0.3	(2.5)	(1.8)
Impairments	(0.7)	—	(0.7)
Loss from discontinued operations	(3.6)	(5.4)	(5.5)
Income tax (expense) benefit	(5.8)	(3.9)	0.6
Net loss from discontinued operations	$(9.4)	$(9.3)	$(4.9)

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

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, capital expenditures on our existing properties, financing acquisitions of ASCs and surgical hospitals (including as both consolidated and nonconsolidated affiliates), the purchase of equity interests in nonconsolidated affiliates and distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the years-ended December 31, 2014, 2013 and 2012:

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Net cash provided by operating activities	$210.6	$165.6	$171.2
Net cash used in investing activities	(188.5)	(76.8)	(21.8)
Net cash used in financing activities	(99.1)	(121.7)	(102.1)
(Decrease) increase in cash and cash equivalents	$(77.1)	$(33.0)	$47.3
Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Net Income	$157.1	$54.6	$74.4
Depreciation and amortization	52.7	41.5	40.0
Distributions from nonconsolidated affiliates	50.8	50.5	38.7
Equity in income of nonconsolidated affiliates	(32.6)	(23.4)	(16.8)
Provision for doubtful accounts	14.1	14.2	12.7
Change in fair value and loss on de-designation of swap	0.5	8.3	—
Loss on extinguishment of debt	—	10.3	—
Payment of deferred interest	—	(14.8)	—
Debt call premium paid	—	(5.0)	—
Other operating cash flows, net	(32.0)	29.4	22.2
Net cash provided by operating activities	$210.6	$165.6	$171.2

During the year-ended December 31, 2014, we generated $210.6 million of cash flows provided by operating activities, compared to $165.6 million during the year-ended December 31, 2013. Cash flows from operating activities increased $45.0 million, or 27.2%, from the prior year, primarily due to a $113.7 million increase in net income before depreciation and amortization, partially offset by a $61.4 million decrease in other operating cash flows consisting largely of changes in working capital.

During the year-ended December 31, 2013, we generated $165.6 million of cash flows provided by operating activities, as compared to $171.2 million during the year-ended December 31, 2012. Cash flows from operating activities decreased $5.6 million, or 3.3%, from the prior year, primarily due to the payment of $14.8 million of interest that had been deferred as a payment-in-kind for the Senior PIK-election Notes (as defined herein), as discussed in the “Debt” section below, and a debt call premium of $5.0 million, partially offset by an increase in distributions from nonconsolidated affiliates of $11.8 million.

During the year-ended December 31, 2012, we generated $171.2 million of cash flows provided by operating activities, as compared to $162.2 million during the year-ended December 31, 2011. Cash flows provided by operating activities increased $9.0 million, or 5.5%, from the prior year, primarily due to an $11.6 million increase in distributions from nonconsolidated affiliates, partially offset by a $5.8 million decrease in net income, excluding equity in income of nonconsolidated affiliates.

Cash Flows Used in Investing Activities

During the year-ended December 31, 2014, our net cash used in investing activities was $188.5 million, consisting primarily of $122.2 million for business acquisitions, net of cash acquired, $37.3 million of capital expenditures and $36.0 million of purchases of equity interests in nonconsolidated affiliates, partially offset by $2.7 million of proceeds from the sale of businesses, $2.4 million of proceeds from the sale of equity interests of consolidated affiliates in deconsolidation transactions and a $1.1 million decrease in restricted cash. Cash flows used in investing activities increased $111.7 million, or 145.4%, from the prior year, primarily due to an increase in cash outflows for business acquisitions and for the purchase of equity interests in nonconsolidated affiliates.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities for the year-ended December 31, 2014 was $99.1 million, consisting primarily of $113.4 million of distributions to noncontrolling interests, which primarily related to existing facilities, and $31.1 million for principal payments on long-term debt, partially offset by $35.6 million in long-term debt borrowings and $17.5 million of contributions from noncontrolling interests of consolidated affiliates, which primarily were used to fund business acquisitions.  Net cash used in financing activities decreased $22.6 million, or 18.6%, from the prior year, primarily due to lower distributions to unit holders and lower net long-term debt borrowings.

Net cash used in financing activities for the year-ended December 31, 2013 was $121.7 million, consisting primarily of $527.6 million for principal payments on long-term debt, $103.0 million of distributions to noncontrolling interests, $74.9 million of distributions to unit holders, and $5.7 million of payments of debt acquisition costs, partially offset by $417.7 million long-term debt borrowings and $171.9 million in proceeds from our initial public offering.

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

Cash and cash equivalents were $8.7 million at December 31, 2014 as compared to $85.8 million at December 31, 2013. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts, and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. Our overall working capital position at December 31, 2014 was a deficit of $11.9 million, as compared to working capital of $36.4 million at December 31, 2013, a decrease of $48.3 million, or 132.7%. This decrease was primarily driven by cash flows used for acquisitions in 2014.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Class B Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) liquidity needs. If we choose to utilize substantial cash for acquisitions or other investments, we may require additional financing, access to which may be outside our control.

Debt

Our primary sources of funding have been the issuance of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the Class B Revolving Credit Facility.

The Credit Facility

Our senior secured credit facilities consist of a $132.3 million Class B Revolving Credit Facility, which will mature on June 30, 2016 (the “Class B Revolving Credit Facility”); a $212.2 million Class B Term Loan, which will mature on December 30, 2017 (the “Class B Term Loan”); and a $384.2 million Class C Term Loan, which will mature on June 30, 2018 (the “Class C Term Loan” and, together with the Class B Revolving Credit Facility and the Class B Term Loan, the “Senior Secured Credit Facilities”).

The table below indicates the current maturity date for each of our credit facilities.

Facility	Maturity Date
Class B Revolving Credit Facility	June 30, 2016
Class B Term Loan	December 30, 2017
Class C Term Loan	June 30, 2018

As of December 31, 2014, we had no outstanding balance under the Class B Revolving Credit Facility. At December 31, 2014, we had approximately $2.9 million in letters of credit outstanding under this facility. Utilization of the Class B Revolving Credit Facility is subject to compliance with a total leverage ratio test. No utilization of the Class B Revolving Credit Facility may be outstanding (other than issuances of up to an aggregate of $5.0 million of letters of credit) at the end of any fiscal quarter in which the total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA (each as defined in our credit agreement (the “Amended Credit Agreement”)), as of the last day of such fiscal quarter, is greater than the specified ratio level.  We were in compliance with the total leverage ratio test at December 31, 2014.

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

At December 31, 2014, the interest rate on the Class B Term Loan was 4.26%. At December 31, 2014, the interest rate on our Class C Term Loan was 4.00%. We must repay each of the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount of the respective loan. The remaining amount of each of the Class B Term Loan and the Class C Term Loan is due in full at maturity. We are also required to pay a commitment fee to the lenders under our Class B Revolving Credit Facility in respect of the unutilized commitments thereunder of either 0.375% or 0.50%, depending on the senior secured leverage ratio (as defined in the Amended Credit Agreement).

The Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of December 31, 2014, we believe we and SCA were in compliance with these covenants.

Senior Subordinated Notes

On June 29, 2007, SCA and Surgical Holdings, Inc. (the “Co-Issuer”) issued $150.0 million in aggregate principal amount of 10% senior subordinated notes due July 15, 2017 (the “Senior Subordinated Notes”). On December 4, 2013, SCA and the Co-Issuer redeemed the Senior Subordinated Notes at a premium of 3.333%. The satisfaction, discharge and redemption of the Senior Subordinated Notes was funded with proceeds from our initial public offering. In conjunction with the redemption, we recognized a loss on extinguishment of $6.5 million.

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

Contractual Obligations

The table below sets forth our future maturities of debt, interest on debt, capitalized lease obligations, operating lease obligations and other contractual obligations as of December 31, 2014:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
	(in millions)
Debt obligations (1)	$661.0	$18.0	$240.7	$386.1	$16.2
Interest on debt obligations (2)	91.7	27.8	52.3	9.3	2.3
Capitalized lease obligations (3)	34.6	8.2	11.6	5.7	9.1
Operating lease obligations (4)	125.5	24.5	35.6	24.3	41.1
Other contractual obligations (5)	5.4	2.4	2.7	0.3	—
Total	$918.2	$80.9	$342.9	$425.7	$68.7
(1)

As of December 31, 2014 and for purposes of this table, our indebtedness included (i) $212.2 million of Class B Term Loans, (ii) $384.2 million of Class C Term Loans, (iii) $132.3 million of Class B Revolving Credit Facility capacity and (iv) $64.6 million of notes payable to banks and others.

(2)

Represents (i) interest expense on the debt obligations based on an assumed interest rate of the current 3-month LIBOR rate as of December 31, 2014 plus 175 basis points with respect to the Class B Term Loan and Class B Revolving Credit Facility, an interest rate of 3.25% with a LIBOR floor of 1.00%, (ii) quarterly commitment fees on unused borrowing capacity under the Class B Revolving Credit Facility and (iii) various fixed and variable rates on notes payable to banks and others.

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

Capital Expenditures

Currently, we project our capital expenditures for fiscal year 2015 to be approximately $37.0 million, which we expect to finance primarily through internally generated funds and bank or manufacturer financing. Capital expenditures totaled $37.3 million and $36.8 million for the years-ended December 31, 2014 and 2013. The capital expenditures made during 2014 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At December 31, 2014, we accounted for 65 of our 186 facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At December 31, 2014, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $56.4 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the particular affiliate’s amount of debt and our ownership of such affiliate, was approximately 32% at December 31, 2014. We or one of our wholly owned subsidiaries collectively guaranteed $2.0 million of the $56.4 million in total debt of our nonconsolidated affiliates as of December 31, 2014. Our guarantees related to operating leases of nonconsolidated affiliates were $20.1 million at December 31, 2014.

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

During the year-ended December 31, 2014, approximately 62% of our net patient revenues related to patients with commercial insurance coverage. Healthcare service providers are under increasing pressure to accept reduced reimbursement for services on these contracts. Continued reductions could have a material adverse impact on our financial position, results of operations and cash flows.

During the year-ended December 31, 2014, approximately 23% of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and are routinely modified for provider reimbursement. We are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations and cash flows.

During the year-ended December 31, 2014, approximately 10% of our net patient revenues related to patients with workers’ compensation coverage. Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities that perform a significant number of workers compensation cases.

During the year-ended December 31, 2014, uninsured or self-pay revenues accounted for less than 5% of our net patient revenues.

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

Accounts receivable from government payors are significant to our operations, comprising 17% of net patient service accounts receivable at December 31, 2014. We do not believe there are significant credit risks associated with these government payors.

Accounts receivable related to workers’ compensation are significant to our operations, comprising 14% of net patient service accounts receivable at December 31, 2014. We do not believe there are significant credit risks associated with workers’ compensation payors and related receivables.

Accounts receivable from commercial health insurance payors were 59% of our net patient service accounts receivable at December 31, 2014. Because the category of commercial health insurance payors is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage. Due to the complexity of insurance reimbursements and inherent limitations of insurance verification procedures, we expect we will continue to have write-offs of bad debt and provision for doubtful accounts. In 2014 our Provision for doubtful accounts was approximately 2% of net patient revenue. We reserve for doubtful accounts based principally upon the payor class and age of the receivable. We also write off accounts on an individual basis based on that information. We believe our policy allows us to accurately estimate our Provision for doubtful accounts.

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

Equity-Based Compensation

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs to key teammates, directors, service providers, consultants and affiliates. Additionally, prior to our IPO, we made grants of RSUs to certain non-employee directors and an executive officer that were not made under any of the Plans.

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

The results of the qualitative assessment performed as of October 1, 2014 indicated that the fair values of all reporting units substantially exceeded their carrying values.

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

Recent Revisions to Authoritative Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals (both consolidated investments and equity method investments) can be presented as discontinued operations and modifies related disclosure requirements. Under the new criteria, a discontinued operation is defined as a disposal of a component or group of components, which may include equity method investments, that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU became effective for the Company on January 1, 2015. We do not believe that this ASU will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact this ASU will have on our consolidated financial position, results of operations and cash flows.

In November 2014, the FASB issued ASU No. 2014-17, Business Combination — Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity, as compared to current GAAP, which offers limited guidance for determining whether and at what threshold pushdown accounting should be established in an acquired entity’s separate financial statements. The ASU applies to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer obtains control of the acquired entity and became effective on November 18, 2014. The ASU does not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The Company is currently evaluating the potential impact of this standard on our consolidated financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of December 31, 2014, we had $660.6 million of indebtedness (excluding capital leases), of which $643.1 million is at variable interest rates and $17.5 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We neither use financial instruments for trading or other speculative purposes, nor use leveraged financial instruments.

At December 31, 2014, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million were effective on September 30, 2012 and the remaining forward starting interest rate swap with a notional amount of $140.0 million was effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million terminated on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at December 31, 2014, our annual interest expense would increase by approximately $4.1 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of December 31, 2014. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Surgical Care Affiliates, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Surgical Care Affiliates, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 10, 2015

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$8,731	$85,829
Restricted cash	24,073	25,031
Accounts receivable, net of allowance for doubtful accounts (2014 — $10,448; 2013 — $10,393)	100,529	89,137
Receivable from nonconsolidated affiliates	72,030	12,331
Prepaids and other current assets	30,170	19,393
Current assets related to discontinued operations	1,959	2,295
Total current assets	237,492	234,016
Property and equipment, net of accumulated depreciation (2014 — $99,111; 2013 — $68,756)	209,642	189,959
Goodwill	902,391	745,036
Intangible assets, net of accumulated amortization (2014 — $35,270; 2013 — $25,715)	84,262	61,644
Deferred debt issue costs	5,383	8,321
Investment in and advances to nonconsolidated affiliates	194,610	168,824
Other long-term assets	4,311	2,141
Assets related to discontinued operations	9,344	12,565
Total assets (a)	$1,647,435	$1,422,506
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$24,690	$22,617
Accounts payable	31,717	27,186
Accrued payroll	29,199	26,050
Accrued interest	234	446
Accrued distributions	29,134	27,601
Payable to nonconsolidated affiliates	104,519	68,455
Deferred income tax liability	855	477
Other current liabilities	26,747	21,063
Current liabilities related to discontinued operations	2,280	3,764
Total current liabilities	249,375	197,659
Long-term debt, net of current portion	665,119	648,834
Deferred income tax liability	130,165	116,221
Other long-term liabilities	19,683	20,631
Liabilities related to discontinued operations	683	1,288
Total liabilities (a)	1,065,025	984,633
Commitments and contingent liabilities (Note 16)
Noncontrolling interests — redeemable (Note 9)	15,444	21,902
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 38,648 and 38,166 shares outstanding, respectively	386	382
Additional paid in capital	419,088	413,419
Accumulated deficit	(176,135)	(208,115)
Total Surgical Care Affiliates’ equity	243,339	205,686
Noncontrolling interests — non-redeemable (Note 9)	323,627	210,285
Total equity	566,966	415,971
Total liabilities and equity	$1,647,435	$1,422,506
(a)

Our consolidated assets as of December 31, 2014 and December 31, 2013 include total assets of a variable interest entity (“VIE”) of $117.5 million and $49.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2014 and December 31, 2013 include total liabilities of the VIE of $23.8 million and $12.2 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $3.4 million and $4.0 million of debt guaranteed by us at December 31, 2014 and December 31, 2013, respectively. See further description in Note 3, Summary of Significant Accounting Policies.

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Net operating revenues:
Net patient revenues	$788,048	$731,584	$698,999
Management fee revenues	58,914	40,469	17,804
Other revenues	17,774	13,610	9,571
Total net operating revenues	864,736	785,663	726,374
Equity in net income of nonconsolidated affiliates	32,564	23,364	16,767
Operating expenses:
Salaries and benefits	297,174	270,929	234,229
Supplies	177,853	170,174	164,791
Other operating expenses	124,870	127,701	112,773
Depreciation and amortization	52,663	41,450	39,953
Occupancy costs	29,390	25,544	25,326
Provision for doubtful accounts	14,051	14,208	12,736
Impairment of intangible and long-lived assets	610	—	435
(Gain) loss on disposal of assets	(232)	123	(307)
Total operating expenses	696,379	650,129	589,936
Operating income	200,921	158,898	153,205
Interest expense	32,785	60,202	58,642
Loss from extinguishment of debt	—	10,333	—
Interest income	(174)	(215)	(315)
(Gain) loss on sale of investments	(7,633)	12,330	7,100
Income from continuing operations before income tax expense	175,943	76,248	87,778
Provision for income tax expense	9,439	12,320	8,518
Income from continuing operations	166,504	63,928	79,260
Loss from discontinued operations, net of income tax expense	(9,355)	(9,330)	(4,895)
Net income	157,149	54,598	74,365
Less: Net income attributable to noncontrolling interests	(125,169)	(105,942)	(94,375)
Net income (loss) attributable to Surgical Care Affiliates	$31,980	$(51,344)	$(20,010)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$1.07	$(1.33)	$(.50)
Discontinued operations attributable to Surgical Care Affiliates	$(.24)	$(.29)	$(.16)
Net income (loss) per share attributable to Surgical Care Affiliates	$.83	$(1.62)	$(.66)
Basic weighted average shares outstanding (in thousands)	38,477	31,688	30,340
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$1.03	$(1.33)	$(.50)
Discontinued operations attributable to Surgical Care Affiliates	$(.23)	$(.29)	$(.16)
Net income (loss) per share attributable to Surgical Care Affiliates	$.80	$(1.62)	$(.66)
Diluted weighted average shares outstanding (in thousands)	39,958	31,688	30,340

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Net income	$157,149	$54,598	$74,365
Other comprehensive income:
Unrealized income (loss) on interest rate swap	—	847	(5,177)
Amounts reclassified from accumulated other comprehensive loss	—	7,480	6,163
Total other comprehensive income	—	8,327	986
Comprehensive income	157,149	62,925	75,351
Comprehensive income attributable to noncontrolling interests	(125,169)	(105,942)	(94,375)
Comprehensive income (loss) attributable to Surgical Care Affiliates	$31,980	$(43,017)	$(19,024)

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars)

					Accumulated		Total
			Additional		Other		Surgical Care	Noncontrolling
	Common Stock		Paid in	Contributed	Comprehensive	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Capital	Capital	Loss	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2011	—	$—	$—	$316,915	$(9,313)	$(137,299)	$170,303	$135,417	$305,720
Net (loss) income	—	—	—	—	—	(20,010)	(20,010)	69,759	49,749
Other comprehensive income	—	—	—	—	986	—	986	—	986
Stock compensation	—	—	—	1,719	—	—	1,719	—	1,719
Net change in equity related to purchase of ownership interests	—	—	—	(5,481)	—	—	(5,481)	37,730	32,249
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Change in distribution accrual	—	—	—	—	—	—	—	(504)	(504)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69,930)	(69,930)
Balance at December 31, 2012	—	$—	$—	$313,153	$(8,327)	$(157,309)	$147,517	$172,494	$320,011
Member distributions	—	—	—	(74,900)	—	—	(74,900)	—	(74,900)
Net (loss) income	—	—	—	—	—	(51,344)	(51,344)	81,804	30,460
Other comprehensive income	—	—	—	—	8,327	—	8,327	—	8,327
Conversion from LLC to INC (Note 1)	30,286	303	240,447	(240,750)	—	—	—	—	—
Issuance of stock from the initial public offering, net of offering costs	7,857	79	171,798	—	—	—	171,877	—	171,877
Stock options exercised	23	—	285	—	—	—	285	—	285
Stock compensation	—	—	421	2,303	—	—	2,724	—	2,724
Net change in equity related to amendments in agreements with noncontrolling interests (Note 9)	—	—	—	—	—	—	—	1,050	1,050
Net change in equity related to purchase of ownership interests	—	—	468	194	—	538	1,200	32,473	33,673
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,137	3,137
Change in distribution accrual	—	—	—	—	—	—	—	(2,363)	(2,363)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78,310)	(78,310)
Balance at December 31, 2013	38,166	$382	$413,419	$—	$—	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	—	—	31,980	31,980	102,564	134,544
Issuance of stock pursuant to teammate equity plans	482	4	1,866	—	—	—	1,870	—	1,870
Stock compensation	—	—	4,126	—	—	—	4,126	—	4,126
Net change in equity related to purchase of ownership interests	—	—	(323)	—	—	—	(323)	78,153	77,830
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22,677	22,677
Change in distribution accrual	—	—	—	—	—	—	—	(233)	(233)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89,819)	(89,819)
Balance at December 31, 2014	38,648	$386	$419,088	$—	$—	$(176,135)	$243,339	$323,627	$566,966

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$157,149	$54,598	$74,365
Loss from discontinued operations	9,355	9,330	4,895
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	14,051	14,208	12,736
Depreciation and amortization	52,663	41,450	39,953
Amortization of deferred issuance costs	2,954	3,891	2,980
Impairment of long-lived assets	610	—	435
Realized (gain) loss on sale of investments	(7,633)	12,330	7,100
(Gain) loss on disposal of assets	(232)	123	(307)
Equity in net income of nonconsolidated affiliates	(32,564)	(23,364)	(16,767)
Distributions from nonconsolidated affiliates	50,773	50,505	38,652
Deferred income tax	8,556	15,410	7,385
Stock compensation	4,126	2,724	1,719
Change in fair value and loss on de-designation of interest rate swap	485	8,314	—
Loss on extinguishment of debt	—	10,333	—
Payment of deferred interest	—	(14,785)	—
Debt call premium paid	—	(5,000)	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	(18,692)	(20,000)	(10,048)
Other assets	(66,709)	8,230	(24,314)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	4,709	3,679	(810)
Accrued payroll	2,404	6,143	(1,138)
Accrued interest	(213)	(13,263)	(560)
Other liabilities	34,261	9,064	33,849
Other, net	(722)	(251)	(1,767)
Net cash (used in) provided by operating activities of discontinued operations	(4,750)	(8,085)	2,834
Net cash provided by operating activities	210,581	165,584	171,192
Cash flows from investing activities
Capital expenditures	(37,304)	(36,838)	(28,445)
Proceeds from sale of business	2,711	1,276	10,198
Proceeds from sale of investment	—	—	4,335
Proceeds from disposal of assets	1,302	5,880	474
Proceeds from sale of equity interests of nonconsolidated affiliates	2,344	4,587	14,980
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	2,375	2,069	4,251
Decrease in cash related to conversion of consolidated affiliates to equity interests	(30)	(116)	(1,034)
Net change in restricted cash	1,062	1,886	(3,936)
Net settlements on interest rate swap	(1,539)	(2,921)	(6,081)
Business acquisitions, net of cash acquired 2014 - $2,527; 2013 - $6,131; 2012 - $4,386	(122,165)	(54,499)	(2,796)
Purchase of equity interests in nonconsolidated affiliates	(36,032)	(766)	(14,521)
Purchase of equity interests in deconsolidation transaction	—	—	(1,576)
Return of equity method investments in nonconsolidated affiliates	2,555	2,592	—
Other	(3,791)	—	—
Net cash provided by investing activities of discontinued operations	—	16	2,347
Net cash used in investing activities	$(188,512)	$(76,834)	$(21,804)

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	YEAR-ENDED
	DECEMBER 31,
	2014	2013	2012
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$35,646	$417,678	$4,010
Payment of debt acquisition costs	—	(5,700)	—
Proceeds from issuance of shares pursuant to IPO, net of offering costs	—	171,877	—
Principal payments on line of credit arrangements and long-term debt	(31,083)	(527,634)	(8,865)
Principal payments under capital lease obligations	(8,225)	(7,552)	(6,189)
Distributions to noncontrolling interests of consolidated affiliates	(113,432)	(102,975)	(94,163)
Contributions from noncontrolling interests of consolidated affiliates	17,452	4,758	22
Proceeds from sale of equity interests of consolidated affiliates	5,593	7,864	7,596
Repurchase of equity interests of consolidated affiliates	(8,726)	(5,612)	(6,500)
Distributions to unit holders	—	(74,900)	—
Proceeds from teammate equity plans	5,820	453	—
Other	(2,189)	—	—
Net cash provided by financing activities of discontinued operations	—	—	2,004
Net cash used in financing activities	(99,144)	(121,743)	(102,085)
Change in cash and cash equivalents	(77,075)	(32,993)	47,303
Cash and cash equivalents at beginning of period	85,829	118,618	71,212
Cash and cash equivalents of discontinued operations at beginning of period	14	178	169
Less: Cash and cash equivalents of discontinued operations at end of period	(37)	26	(66)
Cash and cash equivalents at end of period	$8,731	$85,829	$118,618
Supplemental cash flow information
Cash paid during the year for interest	$31,173	$62,167	$56,848
Cash paid during the year for income taxes	753	493	475
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	9,722	21,329	7,714
Goodwill attributable to sale of surgery centers	752	10,062	9,066
Net investment in consolidated affiliates that became equity method facilities	1,848	5,356	712
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	3,886	747	3,019
Contributions (non-cash) from noncontrolling interests of consolidated affiliates	5,225	—	—
Accrued capital expenditures at end of period	3,457	2,341	2,713
Conversion of equity method affiliate to consolidated affiliate financed through the issuance of debt	—	—	7,221
Equity interest purchase in nonconsolidated affiliates via withheld distributions	—	—	10,462
Debt to equity conversion of nonconsolidated affiliate	—	—	5,027

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

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc., a Delaware corporation, was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation on October 30, 2013. Pursuant to the conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. Upon conversion, all outstanding restricted stock units of ASC Acquisition LLC were converted into one restricted share of Surgical Care Affiliates. All share and per share amounts reflect these conversion amounts throughout these financial statements.

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). For a portion of the periods covered by our financial statements, the Company was a Delaware limited liability company named ASC Acquisition LLC. As of December 31, 2014, the Company operated in 34 states and had an interest in and/or operated 179 ASCs, six surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana, Texas, Florida and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

Business Structure

We operate our facilities through strategic relationships with approximately 2,000 physician partners and often with healthcare systems that have strong local market positions that we also believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which the Company serves as the general partner, limited partner, managing member or member. We account for our 186 facilities as follows:

AS OF
DECEMBER 31, 2014
Consolidated facilities (1)	95
Equity method facilities	65
Managed-only facilities	26
Total facilities	186
(1)	As of December 31, 2014, we consolidated ten facilities as a Variable Interest Entity (“VIE”) (see Note 3).

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS, CLOSURES AND SALES

Acquisitions

During the year-ended December 31, 2014, the Company acquired a controlling interest in fifteen ASCs for total consideration of $138.1 million.  We had managed two of these ASCs without an ownership interest prior to acquiring a controlling interest. Four of the fifteen ASCs were acquired through the future JV (see Note 3) and are a VIE for which we are the primary beneficiary. These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill that is expected to be tax deductible as a result of these 2014 transactions is approximately $102.6 million.

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

Assets
Current assets
Cash and cash equivalents	$44
Accounts receivable	779
Other current assets	1,488
Total current assets	2,311
Property and equipment	1,954
Goodwill	33,807
Intangible assets	8,902
Total assets	$46,974
Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,425
Total current liabilities	1,425
Other long-term liabilities	85
Total liabilities	$1,510

In August 2014, an indirect wholly-owned subsidiary of SCA purchased a 59% controlling interest in, as well as the right to manage, the Surgery Center of Rockville, L.L.C., which owns and operates an ASC located in Rockville, Maryland, for $11.1 million. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$19
Accounts receivable	284
Other current assets	26
Total current assets	329
Property and equipment	1,399
Goodwill	14,494
Intangible assets	2,655
Total assets	$18,877
Liabilities
Current liabilities
Accounts payable and other current liabilities	$65
Total current liabilities	65
Other long-term liabilities	91
Total liabilities	$156

In September 2014, two indirect wholly-owned subsidiaries of SCA purchased a 51% controlling interest in an ASC located in Marina del Rey, California (the “Marina del Rey ASC”) for $20.4 million and a 51% controlling interest in an ASC located in Newport Beach, California (the “Newport Beach ASC”) for $6.5 million. In conjunction with the purchase of the two ASCs, SCA also purchased in September 2014 substantially all of the assets of two management entities for $5.3 million. Prior to closing, the entities provided management and billing services to the Marina del Rey ASC and the Newport Beach ASC, as well as to the two affiliated medical practices. SCA now provides management services at the two ASCs and the two affiliated medical practices. Both ASCs are consolidated facilities, and the medical practices are managed-only entities. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$861
Accounts receivable	2,504
Other current assets	525
Total current assets	3,890
Property and equipment	3,709
Goodwill	43,878
Intangible assets	8,640
Total assets	$60,117
Liabilities
Current liabilities
Accounts payable and other current liabilities	$474
Total current liabilities	474
Other long-term liabilities	990
Total liabilities	$1,464

In December 2014, an indirect wholly-owned subsidiary of SCA purchased a 55% controlling interest in Specialty Surgical Center, LLC, which owns and operates an ASC located in Sparta Township, New Jersey, for $24.0 million.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$706
Accounts receivable	1,130
Other current assets	19
Total current assets	1,855
Property and equipment	1,002
Goodwill	36,865
Intangible assets	4,958
Total assets	$44,680
Liabilities
Current liabilities
Accounts payable and other current liabilities	$904
Total current liabilities	904
Other long-term liabilities	59
Total liabilities	$963

The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the remaining nine acquisitions closed in 2014 are as follows:

Assets
Current assets
Cash and cash equivalents	$1,266
Accounts receivable	3,852
Other current assets	1,008
Total current assets	6,126
Property and equipment	11,628
Goodwill	48,682
Intangible assets	9,342
Total assets	$75,778
Liabilities
Current liabilities
Accounts payable and other current liabilities	$3,113
Total current liabilities	3,113
Other long-term liabilities	14,106
Total liabilities	$17,219

Intangible assets acquired in 2014, from the above acquisitions, include:

(in millions)	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Licenses	$7.1	14.6*
Management agreements	13.2	14.6*
Noncompete agreements	14.3	4.8*
Total	$34.5	10.6*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

The purchase price allocations above are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to working capital balances.

During the year-ended December 31, 2014, we acquired a noncontrolling interest in seven ASCs for a total consideration of $34.2 million. These acquisitions are accounted for as equity method investments. Two of these ASCs were previously managed-only facilities.

During the year-ended December 31, 2014, we contributed an existing equity method investment to another entity in which we have an equity method investment that is controlled by a health system partner. In conjunction with the contribution, we recognized a $1.9 million gain relating to the remeasurement of a portion of the investment to fair value. This gain is included in (Gain) loss on sale of investments in the accompanying consolidated statements of operations.

Also during the year-ended December 31, 2014, a wholly-owned indirect subsidiary of SCA loaned a wholly-owned subsidiary of a health system partner (the “Counterparty”) $3.0 million in exchange for a promissory note that is convertible at the Counterparty’s option into a 49% ownership interest in the Counterparty. On April 1, 2014, the Counterparty used the proceeds of the loan and other funds to purchase 100% of the ownership interests in an ASC in Costa Mesa, California for $5.2 million. This ASC is currently a managed-only facility of SCA in which we provide management services to the facility but hold no equity interest.

In June 2013, we acquired 100% of the interest in Health Inventures, LLC (“HI”), a surgical and physician services company, for total consideration of $20.4 million. $9.6 million of the consideration was paid to the sellers in cash, $8.9 million was placed into escrow as contingent consideration, and $1.9 million was payable to certain individuals. The contingent consideration has been settled for $8.8 million, as of the year-ended December 31, 2014. In the transaction, we acquired HI’s ownership interests in four ASCs and one surgical hospital and management agreements with 19 affiliated facilities.

During the year-ended December 31, 2013, the Company also acquired a controlling interest in five additional ASCs for total consideration of $36.0 million. Two of the five ASCs were acquired through the future JV (see Note 3) and are a VIE for which we are the primary beneficiary. One of the ASCs acquired was previously held as an equity method investment. The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the HI acquisition and the five additional consolidated acquisitions closed during the year-ended December 31, 2013 are as follows:

Assets
Current assets
Cash and cash equivalents	$4,546
Accounts receivable	4,512
Other current assets	716
Total current assets	9,774
Property and equipment	5,890
Goodwill	50,436
Intangible assets	20,333
Investment in and advances to nonconsolidated affiliates	4,360
Total assets	$90,793
Liabilities
Current liabilities
Accounts payable and other current liabilities	$4,002
Total current liabilities	4,002
Other long term liabilities	677
Total liabilities	$4,679

During the year-ended December 31, 2014, as a result of new information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded certain measurement period adjustments to accounts receivable, accounts payable and other liabilities. These were customary adjustments that occurred during the normal course of reviewing and integrating the consolidated acquisitions. The net result of the measurement period adjustments recorded by the Company in relation to these acquisitions increased the acquisition date goodwill by approximately $0.9 million. This impact has been revised in the comparative consolidated balance sheet presented as of December 31, 2013. The Company has determined that the impact on amortization and other related amounts within the comparative interim and annual periods from that previously presented in the annual or interim consolidated statements of income is immaterial. The amounts presented in the above table related to these acquisitions have been retrospectively revised for the aforementioned measurement period adjustments.

Also during the year-ended December 31, 2013, we acquired a noncontrolling interest in a surgery center in Newport Beach, California, a noncontrolling interest in a surgery center in Redding, California and a management agreement with a surgery center in Fountain Valley, California for an immaterial amount of consideration.

Deconsolidations

During the year-ended December 31, 2014, we completed two separate deconsolidation transactions. In one transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value.  In the other transaction, we agreed to sell our ownership interest in an ASC in Santa Monica, California at a later date, see subsequent events footnote.  In conjunction with this transaction, the operating agreement of this affiliate was amended on October 1, 2014 to remove SCA’s control rights until the date of the sale.  As a result of removing SCA’s control rights, the facility became a nonconsolidated affiliate.  We recorded a pre-tax gain of approximately $2.7 million. The net loss on these transactions is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations.

During the year-ended December 31, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest, and transferred certain control rights, to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations. In the other transaction, we transferred certain control rights to partners in the entity. We retained a noncontrolling interest in this affiliate. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statements of operations.

During the year-ended December 31, 2012, we completed one deconsolidation transaction. In the transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $4.3 million and recorded a pre-tax gain of approximately $2.0 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The gain on this transaction is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations.

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

Closures and Sales

During the year-ended December 31, 2014, we closed six facilities. Two consolidated facilities were closed in the first quarter of 2014, and their operations were absorbed into existing SCA consolidated facilities. We impaired $0.5 million of property and equipment and intangible assets related to these two closed facilities in the first quarter. One consolidated facility ceased operations in July 2014 and an impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets related to this facility. These impairments are recorded in Loss from discontinued operations, net of income tax expense on the Company’s consolidated statements of operations.  One consolidated facility ceased operations in December 2014. Two nonconsolidated facilities were closed in the second half of 2014, and there operations were absorbed into two existing SCA nonconsolidated facilities. The losses related to these closures are immaterial.

During the year-ended December 31, 2013, we closed two facilities. We recorded a pre-tax loss of approximately $1.4 million as a result of the closures. The loss on the transactions is recorded in the Loss from discontinued operations, net of income tax in the accompanying consolidated statements of operations.

During the year-ended December 31, 2012, we closed two facilities. We recorded a pre-tax loss of approximately $3.2 million as a result of the closures. The loss on these transactions is recorded in the Loss from discontinued operations, net of income tax in the accompanying consolidated statements of operations. We also wrote off approximately $2.2 million of goodwill related to one closure.

During the year-ended December 31, 2014, we sold all of our interest in three ASCs. We recorded a pre-tax gain of approximately $0.4 million as a result of the sales. The gain on these transactions is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

During the year-ended December 31, 2013, we sold all of our interest in three ASCs, all of which we continued to manage as managed-only facilities, for aggregate consideration of $1.3 million. We recorded a pre-tax loss of approximately $8.4 million as a result of the sale. The loss on this transaction is recorded in the Gain (loss) on sale of investments in the accompanying consolidated statements of operations. Our continuing involvement as manager of these facilities precludes classification of these transactions as discontinued operations.

During the year-ended December 31, 2012, we sold all of our interest in one ASC. We recorded a pre-tax gain of approximately $1.5 million as a result of the sale. The gain on this transaction is recorded in the Loss from discontinued operations, net of income tax in the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2014 had been made on January 1, 2013, and for 2013 had been made on January 1, 2012. The pro forma information is based on the Company’s consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013 and 2012. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
In thousands	2014	2013	2012
Net operating revenues	$905,839	$888,290	$777,173
Income from continuing operations	178,568	86,964	84,970

Consolidated acquisitions closed during 2014 contributed Net operating revenues of $31.2 million and Income from continuing operations of $13.3 million for the year-ended December 31, 2014. Nonconsolidated acquisitions closed during 2014 contributed $0.6 million to Equity in net income of nonconsolidated affiliates for the year-ended December 31, 2014.

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

In 2012, the Company entered into a transaction whereby we transferred our interest in two consolidated facilities and cash to an entity (the “future JV”) wholly owned by a health system in exchange for a promissory note. Concurrently, the health system transferred its interest in a facility that it controlled to the future JV. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the future JV. The promissory note contains a conversion feature that allows us to convert the promissory note to a 49% equity interest in the future JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We also entered into management services agreements with the facilities controlled by the future JV. As a result of the financial interest in the earnings of the future JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the future JV is a VIE for which we are the primary beneficiary. We consolidated the future JV as of October 1, 2012.

The carrying amounts and classifications of the assets and liabilities of the future JV, which are included in our December 31, 2014 and 2013 consolidated balance sheets, were as follows:

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Current assets
Accounts receivable	$12,396	$5,362
Other current assets	2,236	3,423
Total current assets	14,632	8,785
Property and equipment	20,829	14,674
Goodwill	69,330	21,154
Intangible assets	12,663	4,931
Total assets	$117,454	$49,544
Liabilities
Current liabilities
Accounts payable and other current liabilities	$11,402	$6,172
Total current liabilities	11,402	6,172
Other long-term liabilities	12,403	5,984
Total liabilities	$23,805	$12,156

The assets of the consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to us, with the exception of $3.4 million and $4.0 million of debt guaranteed by us at December 31, 2014 and December 31, 2013, respectively.

Reclassifications and Revisions

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities that we closed or sold, which qualify for reporting as discontinued operations.

During the quarter ended March 31, 2014, we recorded corrections to increase Loss on sale of investments by $1.0 million related to the sale of our investment in a consolidated facility during the year ended December 31, 2013, as well as a correction to increase Equity in net income of nonconsolidated affiliates by $0.2 million in connection with the sale of equity interests in a nonconsolidated facility during the year ended December 31, 2012. During the quarter ended September 30, 2014, we recorded corrections to increase Gain on sale of investments by approximately $2.8 million related to the sale of our interest in equity method facilities during prior years. We do not believe that these corrections are material to either our 2014 annual financial statements or our previously issued financial statements.

The consolidated statements of operations for the years ended December 31, 2013 and 2012 include reclassifications totaling $0.7 million and $0.8 million, respectively, within Supplies and Other operating expenses to conform the December 31, 2013 and 2012 presentations to the December 31, 2014 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) provision for income taxes, including valuation allowances; (8) reserves for contingent liabilities; and (9) reserves for losses in connection with unresolved legal matters. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties

We operate in a highly regulated industry and are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. These laws and regulations relate to, among other things:

●	licensure, certification and accreditation;
●	coding and billing for services;
●	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;
●	quality of medical care;
●	use and maintenance of medical supplies and equipment;
●	maintenance and security of medical records;
●	acquisition and dispensing of pharmaceuticals and controlled substances; and
●	disposal of medical and hazardous waste.

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

Historically, the United States Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. Because we receive a significant percentage of our revenues from Medicare, such proposed changes in legislation might have a material adverse effect on our business, financial position, results of operations and cash flows, if any such changes were to occur.

Certain of our operating agreements have termination dates by which the agreement expires by its terms. In these situations, if we wish to continue the business, we would attempt to negotiate an amendment to the agreement and if necessary, to renegotiate material terms of the agreement, to prevent such termination. None of our operating agreements have termination dates in 2015.

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

Revenue Recognition

Our revenues consist primarily of net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state payors (primarily, the Medicare and Medicaid programs), commercial health insurance companies, workers’ compensation programs and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

During each of the years-ended December 31, 2014, 2013 and 2012, approximately 62%, 61% and 62%, respectively, of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2014, 2013 and 2012, approximately 23%, of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2014, 2013 and 2012, approximately 10%, 11% and 11%, respectively, of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

Our revenues also include Management fee revenues representing fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes. Management fee revenues are determined as dictated by management agreements between SCA and the facility, and the fee for management services is generally a defined percentage of the facility’s net patient revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits reduced by the amount of outstanding checks and drafts where the right of offset exists for these bank accounts. As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in current liabilities as Other current liabilities of $3.4 million at December 31, 2014. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has not experienced any losses on such deposits.

Restricted Cash

As of December 31, 2014 and 2013, we had approximately $24.1 million and $25.0 million, respectively, of restricted cash in affiliate cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other Company cash and be used only to fund the operations of the partnership.

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

	AS OF DECEMBER 31,
	2014	2013
Commercial health insurance payors	59%	59%
Medicare	14	14
Workers’ compensation	14	13
Medicaid	3	3
Patients and other third-party payors	10	11
Total	100%	100%

Revenues and accounts receivable from government payors are significant to our operations; however, we do not believe that there are significant credit risks associated with these government agencies.

Revenue and accounts receivable from commercial health insurance payors are also significant to our operations. Because the category of commercial health insurance payors is composed of numerous individual payors which are geographically dispersed, our management does not believe that there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts that we estimate we will collect.

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

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. Interest of approximately $0.1 million was capitalized for the year-ended December 31, 2012; no interest was capitalized during the years-ended December 31, 2014 and 2013.

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

Goodwill

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1 of each year.

For 2014 and 2012, we performed a qualitative assessment because management estimated the fair value to significantly exceed the carrying value. In the qualitative assessments, we weighed the relative impact of factors that are specific to us, as well as industry and macroeconomic factors. The factors specific to us that were considered included financial performance and changes to the carrying value since the most recent impairment test. We also considered growth projections from independent sources and significant developments within our industry. We determined that the impact of macroeconomic factors on the most recent impairment tests would not significantly affect the estimated fair value. Based on this qualitative assessment, considering the aggregation of these factors, we concluded that it is not more-likely-than-not that the fair value of the Company is less than its carrying amount and, therefore, performing the two-step impairment test was unnecessary.

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

The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

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
Impairment of Long-Lived Assets and Other Intangible Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

We amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2014, none of our definite useful lived intangible assets have an estimated residual value. As of December 31, 2014, we did not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

YEARS
Certificates of need	10 to 30
Favorable contracts	4
Favorable lease obligations	5
Licenses	15 to 20
Management agreements	3 to 15
Noncompete agreements	2 to 15

For the years-ended December 31, 2014, 2013 and 2012, we recorded on our consolidated statements of operations within Equity in net income of nonconsolidated affiliates amortization expense of $23.2 million, $25.9 million and $20.3 million, respectively, for definite-lived intangible assets attributable to equity method investments.

Investment in and Advances to Nonconsolidated Affiliates

Investments in entities that we do not control, but in which we have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and distributions received, amortization of definite-lived intangible assets attributable to equity method investments and impairment losses resulting from adjustments to the carrying value of the investment. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

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

As of December 31, 2014 and 2013, we held interest rate swaps to hedge the interest rate risk on a portion of our long-term debt. These swaps were historically designated as a cash flow hedge; however, in 2013, we de-designated these instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to be reclassified to Interest expense. Prior to de-designation, all changes in the fair value of these interest rate swaps were reported in other comprehensive income on the consolidated statement of changes in equity. Net cash settlements on our interest rate swaps are included in investing activities in our consolidated statements of cash flows. For additional information regarding these interest rate swaps, see Note 8, Long-Term Debt.

Noncontrolling Interest in Consolidated Affiliates

The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded a noncontrolling interest in the earnings and equity of such affiliates. We record adjustments to noncontrolling interest for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon the portion of the subsidiaries that they own. Distributions to holders of noncontrolling interests reduce the respective noncontrolling interest holders’ balance.

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

Equity-Based Compensation

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs to key teammates, directors, service providers, consultants and affiliates. We also made stand-alone grants (not under any Plan) of RSUs to an executive officer and three non-employee directors prior to our initial public offering.

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

Additionally, HealthSouth Corporation (“HealthSouth”) holds an unvested option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis, which option becomes exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option is exercisable on a net exercise basis.  Based on a closing stock price of $33.65 per share at December 31, 2014, the option would be exercisable, on a net exercise basis, for a number of shares equal to less than 1.0% of our currently outstanding shares of common stock, subject to adjustment as provided for in the terms of the option agreement governing the exercise price of the option.

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

Assets and Liabilities Held for Sale and Results of Discontinued Operations

Components of an entity that have been disposed of or are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are reported as assets held for sale and discontinued operations. In the period in which a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Loss from discontinued operations, net of income tax expense. In addition, assets and liabilities associated with facilities that qualify for reporting as discontinued operations are reflected in the consolidated balance sheets as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter. See Note 16, Commitments and Contingent Liabilities, for more information regarding these matters.

Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
In thousands	2014	2013	2012
Weighted average shares outstanding	38,477	31,688	30,340
Dilutive effect of equity-based compensation plans	1,481	—	—
Weighted-average shares outstanding, assuming dilution	39,958	31,688	30,340

The shares used reflect the conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average shares outstanding computation are excluded. The excluded shares for the years-ended December 31 are as follows: 2013 — 216,682 and 2012 — 98,439.

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

Distribution

On September 16, 2013, we declared a cash distribution of approximately $0.24 per outstanding membership unit, resulting in a total distribution to our membership unit holders of $74.9 million. The distribution was payable promptly after the date on which it was declared. In addition, on September 16, 2013, the board of directors of the Company resolved to pay a cash bonus to eligible holders of vested options and restricted equity units of approximately $0.24 per vested option or restricted equity unit, as applicable, resulting in a total bonus payment of $4.6 million, and to reduce the exercise price of any such holder’s unvested options by approximately $0.24 per unvested option. The cash bonus payment was recorded as compensation expense in the third quarter of 2013. We will record stock compensation expense over the remaining vesting periods related to the adjustment to unvested options.

Recent Revisions to Authoritative Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals (both consolidated investments and equity method investments) can be presented as discontinued operations and modifies related disclosure requirements. Under the new criteria, a discontinued operation is defined as a disposal of a component or group of components, which may include equity method investments, that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU is effective for the Company on January 1, 2015. We do not believe that this ASU will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this ASU will have on our consolidated financial position, results of operation or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, Business Combination — Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity as compared to current GAAP which offers limited guidance for determining whether and at what threshold pushdown accounting should be established in an acquired entity’s separate financial statements. The ASU applies to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer obtains control of the acquired entity and is effective on November 18, 2014. The ASU does not have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The company is currently evaluating the potential impact of this standard on our consolidated financial position, results of operation or cash flows.

We do not believe that any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	AS OF DECEMBER 31,
	2014	2013
Accounts receivable	$110,977	$99,530
Less: Allowance for doubtful accounts	(10,448)	(10,393)
Accounts receivable, net	$100,529	$89,137

The following is the activity related to our allowance for doubtful accounts:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Balance at beginning of period	$10,393	$5,698	$9,190
Provision for doubtful accounts	14,051	14,208	12,736
Deductions and accounts written off	(13,996)	(9,513)	(16,228)
Balance at end of period	$10,448	$10,393	$5,698

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF DECEMBER 31,
	2014	2013
Land	$17,081	$17,955
Buildings	42,667	31,878
Leasehold improvements	53,890	41,724
Furniture, fixtures and equipment	180,270	150,670
	293,908	242,227
Less: Accumulated depreciation	(99,111)	(68,756)
	194,797	173,471
Construction in progress	14,845	16,488
Property and equipment, net	$209,642	$189,959

The amount of depreciation expense, amortization expense and accumulated amortization relating to assets under capital lease obligations, and rent expense under operating leases is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Depreciation expense	$34,796	$28,808	$29,706
Assets under capital lease obligations:
Buildings	$19,279	$17,062	$13,004
Equipment	31,898	28,484	16,768
	51,177	45,546	29,772
Accumulated depreciation	(22,930)	(16,588)	(15,498)
Assets under capital lease obligations, net	$28,247	$28,958	$14,274
Amortization expense	$7,753	$5,991	$5,432
Rent Expense:
Minimum rent payments	$24,419	$21,986	$21,489
Contingent and other rents	10,727	9,596	10,430
Total rent expense	$35,146	$31,582	$31,919

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2026. Operating leases generally have 3 to 22 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $0.5 million, $0.6 million and $0.9 million for the years-ended December 31, 2014, 2013 and 2012, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets.

Our facilities lease land, buildings and equipment, with most leases being for terms of three to ten years. On April 4, 2014, the Company entered into a new lease agreement that resulted in the relocation of our Birmingham, Alabama office to Brookwood Village Center in Birmingham, Alabama. This lease, which commenced on December 1, 2014, is for an initial term of 10.5 years. The lease for our previous Birmingham, Alabama office, which commenced on March 1, 2008, will expire on March 31, 2015.  We do not intend to renew this lease upon expiration.

Future minimum lease payments at December 31, 2014 for those leases of the Company and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

		CAPITAL
	OPERATING	LEASE
YEAR ENDING DECEMBER 31,	LEASES	OBLIGATIONS	TOTAL
2015	$24,536	$8,226	$32,762
2016	20,091	6,505	26,596
2017	15,485	5,091	20,576
2018	13,506	3,620	17,126
2019	10,732	2,016	12,748
2020 and thereafter	41,106	9,132	50,238
	$125,456	34,590	$160,046
Less: interest portion		(5,337)
Obligations under capital leases		$29,253

Obligations Under Lease Guarantees

In conjunction with the sale of certain facilities in prior years, the leases of certain properties were assigned to the purchasers and, as a condition of the lease, the Company is a guarantor on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against the Company. We have not recorded a liability for these guarantees because we do not believe it is probable that we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. The amount remaining on these guarantees is not material to our financial statements. These guarantees are not secured by any assets under the leases. As of December 31, 2014, the Company has not been required to perform under any such lease guarantees.

The Company has provided guarantees related to operating leases of nonconsolidated affiliates in the amount of $20.1 million as of December 31, 2014.

Impairment of Long-Lived Assets

During 2014, 2013 and 2012, we examined our long-lived assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of its long-lived assets. Based on this review, $0.7 million and $0.4 million of impairment charges were recorded for the years-ended December 31, 2014 and December 31, 2012, respectively. No material impairment charges were recorded for the year-ended December 31, 2013. For all periods presented, the fair value of the impaired long-lived assets at our facilities was determined primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements and management agreements. We had no accumulated impairment of goodwill for the years ended December 31, 2014 or December 31, 2013.

The following tables show changes in the carrying amount of goodwill for the years-ended December 31, 2014 and December 31, 2013:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Balance at beginning of period	$745,036	$706,495
Acquisitions (Note 2)	177,726	49,286
Deconsolidations (Note 2)	(22,018)	(7,351)
Sales	(454)	(10,062)
Closure and other	2,101	(515)
VIE related (Note 3)	—	4,104
Conversion of equity method investment to consolidated	—	3,079
Balance at end of period	$902,391	$745,036

We performed impairment reviews as of October 1, 2014, 2013 and 2012, and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets:

	AS OF DECEMBER 31,
	2014	2013
Certificates of need
Gross carrying amount	$18,250	$20,097
Accumulated amortization	(9,237)	(8,073)
Net	$9,013	$12,024
Management agreements
Gross carrying amount	$61,905	$49,879
Accumulated amortization	(19,231)	(15,334)
Net	$42,674	$34,545
Licenses
Gross carrying amount	$15,338	$7,429
Accumulated amortization	(2,091)	(1,278)
Net	$13,247	$6,151
Noncompete agreements
Gross carrying amount	$24,039	$9,954
Accumulated amortization	(4,711)	(1,030)
Net	$19,328	$8,924
Total other intangible assets
Gross carrying amount	$119,532	$87,359
Accumulated amortization	(35,270)	(25,715)
Net	$84,262	$61,644

During 2014, 2013 and 2012, we examined our intangible assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of their long-lived assets. In all periods presented, no impairment charge was deemed necessary for intangible assets.

For the years-ended December 31, 2014, December 31, 2013 and December 31, 2012, we recorded $23.2 million, $25.9 million and $20.3 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

Amortization expense for other intangible assets is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Amortization expense	$10,114	$6,651	$4,815

Total estimated amortization expense for our other intangible assets for the next five years is as follows:

ESTIMATED
AMORTIZATION
YEAR ENDING DECEMBER 31,	EXPENSE
2015	$12,537
2016	12,113
2017	11,326
2018	11,207
2019	8,576

NOTE 7 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

As of December 31, 2014, Investment in and advances to nonconsolidated affiliates represents Surgical Care Affiliates’ investment in 65 partially owned entities, most of which are general partnerships, LPs, LLPs, LLCs or joint ventures in which SCA or one of our subsidiaries is a general or limited partner, managing member, member or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Accordingly, we account for these affiliates using the equity method. Our ownership percentage in these affiliates generally ranged from 5% to 50% as of December 31, 2014. Our investment in these affiliates is an integral part of our operations.

During the year-ended December 31, 2014, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. In the other transaction, we agreed to sell our entire interest in an ASC in Santa Monica, California at a later date, see subsequent event footnote.  In conjunction with this transaction, the operating agreement of this affiliate was amended on October 1, 2014 to remove SCA’s control rights until the date of the sale.  As a result of removing SCA’s control rights, the facility became a nonconsolidated affiliate.  We recorded a pre-tax gain of approximately $2.7 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The net loss on these transactions is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations.

During the year-ended December 31, 2013, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.1 million and recorded a pre-tax loss of approximately $1.6 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations. In the other transaction, we transferred certain control rights to partners in the entity. We retained a noncontrolling interest in this affiliate. We recorded a pre-tax loss of approximately $1.5 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statements of operations.

During the year ended December 31, 2012, we completed one deconsolidation transaction. In the transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a health system. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $4.3 million and recorded a pre-tax gain of approximately $2.0 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The gain on this transaction is recorded in (Gain) loss on sale of investments in the accompanying consolidated statement of operations.

Also during 2012, the Company completed a transaction whereby we contributed our interest in two consolidated facilities (“Surgical Care Affiliates facilities”) and $1.6 million to a newly formed entity that is jointly owned by us and a California health system (the “JV”). Concurrently, the California health system contributed its controlling interest in a facility (“Health System facility”) to the JV. We also entered into management services agreements with the facilities contributed to the JV. As a result of the transaction, the operations of one of the contributed Surgical Care Affiliates facilities were merged with and into the operations of the Health System facility; the Health System facility was the surviving entity. Accordingly, two facilities remain as a result of the transaction. We have a noncontrolling interest in the surviving facilities, which are presented under the equity method of accounting. The net effect of these contributions resulted in the Company recording a loss of approximately $3.3 million related to the conversion of the two Surgical Care Affiliates facilities into an equity method investment. The loss on this transaction is recorded in (Gain) loss on sale of investments in the accompanying consolidated statement of operations.

Fair values for the retained noncontrolling interests are primarily estimated based on third-party valuations that we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling interest sold. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

During 2014, we recorded $0.3 million of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of one nonconsolidated affiliate that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

During 2013, we recorded $6.1 million of impairment to our investments in nonconsolidated affiliates due to declines in the expected future cash flows of five nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. This decline in the expected future cash flows was caused by events specific to each impacted facility, as further described below. The impairments included:

●	a $1.5 million impairment on our investment in Wausau Surgery Center, L.P. related to an offer received to purchase our interest in the facility;
●	a $2.3 million impairment on our investment in Premier Surgery Center of Louisville, L.P. related to insufficient forecasted growth at the facility;

●	a $0.9 million impairment on our investment in Kerlan-Jobe Surgery Center, LLC related to a buy-out agreement for the facility;
●	a $0.8 million impairment on our investment in Surgery Center of Fort Collins, LLC related to insufficient forecasted growth at the facility; and
●	a $0.6 million impairment on our investment in Surgery Center of Lexington, LLC related to insufficient forecasted growth at the facility.

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

We account for investments in nonconsolidated affiliates primarily using the equity method of accounting. The difference between the carrying amount of the investment and the underlying equity in net assets was $67.7 million and $76.9 million at December 31, 2014 and 2013, respectively, and is primarily attributable to goodwill and other intangible assets. Our investments consist of the following:

	AS OF DECEMBER 31,
INVESTMENT IN AND ADVANCES TO NONCONSOLIDATED AFFILIATES:	2014	2013
Beginning balance	$168,824	$194,299
Share of income (1)	32,564	23,364
Share of distributions	(53,328)	(53,097)
Acquisitions	36,021	5,126
Conversion to/from investments in nonconsolidated affiliates	8,238	186
Sale/closure of investments in nonconsolidated affiliates	(1,947)	(2,133)
Other	4,238	1,079
Total investment in and advances to nonconsolidated affiliates	$194,610	$168,824
(1)	Includes $0.3 million and $6.1 million of impairments at December 31, 2014 and 2013, respectively, as previously noted.

Included in the 2014 and 2013 Share of income amount above is amortization expense of $23.2 million and $25.9 million, respectively, for definite-lived intangible assets attributable to equity method investments.

The following summarizes the combined assets, liabilities and equity of our nonconsolidated affiliates (on a 100% basis):

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Current	$205,917	$191,765
Noncurrent	183,311	138,238
Total assets	$389,228	$330,003
Liabilities
Current	$54,863	$45,523
Noncurrent	58,800	38,665
Total liabilities	113,663	84,188
Partners’ capital and shareholders’ equity
Surgical Care Affiliates	126,425	91,952
Outside parties	149,140	153,863
Total partners’ capital and shareholders’ equity	275,565	245,815
Total liabilities and partners’ capital and shareholders’ equity	$389,228	$330,003

The following summarizes the combined condensed results of operations of our nonconsolidated affiliates:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Net operating revenues:
Net patient revenues	$659,367	$600,600	$474,354
Other revenues	5,884	5,166	3,153
Total net operating revenues	665,251	605,766	477,507
Operating expenses:
Salaries and benefits	140,365	128,892	108,803
Supplies	111,833	99,299	78,531
Other operating expenses	141,872	123,052	96,202
Depreciation and amortization	21,765	17,281	14,045
Total operating expenses	415,835	368,524	297,581
Operating income	249,416	237,242	179,926
Interest expense, net of interest income	2,254	1,627	1,501
Loss on sale of investments	—	22	—
Income from continuing operations before income tax expense	$247,162	$235,593	$178,425
Net income	$247,097	$235,522	$178,365

NOTE 8 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	AS OF DECEMBER 31,
	2014	2013
Credit Facility debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—
Class B Term Loan due 2017	212,224	214,429
Class C Term Loan due 2018	384,150	388,050
Discount of Class C Term Loan	(452)	(784)
Notes payable to banks and others	64,634	44,023
Capital lease obligations	29,253	25,733
	689,809	671,451
Less: Current portion	(24,690)	(22,617)
Long-term debt, net of current portion	$665,119	$648,834

The following chart shows scheduled principal payments due on long-term debt, including capital leases, for the next five years and thereafter:

Year Ending December 31,
2015	$24,690
2016	22,776
2017	227,180
2018	382,954
2019	7,750
Thereafter	24,459
Total	$689,809

The following table provides information regarding our total Interest expense presented in our consolidated statements of operations for both continuing and discontinued operations:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Continuing operations:
Interest expense	$29,831	$56,311	$55,662
Amortization of bond issue costs	2,954	3,891	2,980
Total interest expense and amortization of bond issue costs for continuing operations	32,785	60,202	58,642
Discontinued operations:
Interest expense	280	414	442
Total interest expense for discontinued operations	280	414	442
Total interest expense and amortization of bond issue costs	$33,065	$60,616	$59,084

Capital Lease Obligations

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.2% to 12.2% based on the incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership of the equipment during the term of the lease and with a variety of both small and large real estate owners.

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

Credit Facility

With respect to the Credit Facility, as of December 31, 2014, we had $596.4 million outstanding under the senior secured term loan facility consisting of the following:

●	$212.2 million under the Class B Term Loan due December 30, 2017. The interest rate on the Class B Term Loan was 4.26% at December 31, 2014.
●	$384.2 million under the Class C Term Loan (as defined below) due June 30, 2018. The interest rate on the Class C Term Loan was 4.00% at December 31, 2014.

We must repay the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining amount payable in full on the maturity date noted above.

Borrowings under each portion of the Credit Facility bear interest at a base rate or at the London interbank market for the interest period relevant to such borrowings (“LIBOR”), as elected by SCA, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. Interest payments, along with the installment payments of principal, are made at the end of each quarter. The following table outlines the applicable margin for each portion of the Credit Facility.

	Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%) depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%) depending upon the total leverage ratio

There was no outstanding balance under the senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of December 31, 2014 or December 31, 2013 other than $2.9 million and $1.7 million, respectively, of letters of credit. As of December 31, 2014 the Class B Revolving Credit Facility had a capacity of $132.3 million with a maturity date of June 30, 2016.

On June 29, 2013, our Class A Revolving Credit Facility was terminated in connection with our decision not to renew such revolving credit facility.

Any utilization of the Class B Revolving Credit Facility (other than issuances of up to an aggregate of $5.0 million of letters of credit) will be subject to compliance with a total leverage ratio test. At December 31, 2014, we had approximately $2.9 million in such letters of credit outstanding.

2013 Amendment to the Credit Facility

In the second quarter of 2013, we amended our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a Class C Term Loan Facility (“Class C Term Loan”) of $384.2 million ($383.7 million, net of discount) as of December 31, 2014. The Class C Term Loan will mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish the Senior PIK-election Notes, the Class A Term Loan and the Incremental Term Loan. The applicable margin for borrowings under the Class C Term Loan is (i) 2.25% with respect to base rate borrowings (with a base rate floor of 2.00%) and (ii) 3.25% with respect to LIBOR borrowings (with a LIBOR floor of 1.00%). The interest rate on the Class C Term Loan was 4.00% at December 31, 2014. Until maturity, quarterly amortization payments will be made in an amount equal to 0.25% of the original principal amount of the Class C Term Loan.

We incurred a loss on extinguishment of debt of $3.8 million in connection with the settlement of existing debt due to the closing of the Class C Term Loan during 2013.

The Credit Facility is guaranteed by the Company and certain of SCA’s direct 100% owned domestic subsidiaries (the “Guarantors”), subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all equity interests of SCA and of each 100% owned domestic subsidiary directly held by SCA or a Guarantor. The Credit Facility generally restricts SCA and SCA’s restricted subsidiaries’ ability to, among other things:

●	incur liens;
●	incur or assume additional debt or guarantees or issue or sell certain types of preferred stock;
●	pay dividends or make redemptions and repurchases with respect to capital stock;
●	prepay, or make redemptions and repurchases of, subordinated debt;
●	make loans or investments; and
●	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates.

The Company believes that it and SCA were in compliance with these covenants as of December 31, 2014. The Amended Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Amended Credit Agreement. No such prepayment was required at December 31, 2014.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning that we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At December 31, 2014, interest rate swaps of $190.0 million remained outstanding. As a result of the amendment to the Credit Facility, we de-designated the cash flow hedging instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to be reclassified to Interest expense.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the consolidated statements of operations. At December 31, 2014, $1.4 million was included in Other current liabilities in the consolidated balance sheet based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At December 31, 2014 and December 31, 2013, $0.8 million and $3.1 million, respectively, were included in Other long-term liabilities in the consolidated balance sheet based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed, and no collateral has been posted with counterparties. During the year-ended December 31, 2014, the liability related to the swaps decreased by $0.9 million due to $1.5 million of swap settlements and a $0.5 million change in fair value. During the year-ended December 31, 2014, the Company recorded losses of approximately $0.5 million within Interest expense due to changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose us to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, we evaluate our exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparty to our interest rate swaps using publicly available information, as well as qualitative inputs, as of December 31, 2014. Based on this review, we do not believe that there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

Other Debt

Certain partnerships included in the Company’s consolidated financial statements have loans with financial institutions and other parties, included above in notes payable to banks and others. These loans mature at various dates through 2030 and accrue interest at fixed and variable rates typically ranging from 2.8% to 8.5%

NOTE 9 — NONCONTROLLING INTERESTS

The following table shows the breakout of net loss attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$41,335	$(42,014)	$(15,115)
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(9,355)	(9,330)	(4,895)
Net income (loss), net of tax, attributable to Surgical Care Affiliates	$31,980	$(51,344)	$(20,010)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Net income (loss) attributable to Surgical Care Affiliates	$31,980	$(51,344)	$(20,010)
(Decrease) increase in equity due to sales to noncontrolling interests	(1,121)	2,056	(4,243)
Increase (decrease) in equity due to purchases from noncontrolling interests	798	(1,394)	(1,738)
Change from net loss attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$31,657	$(50,682)	$(25,991)

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

The activity relating to the Company’s noncontrolling interests — redeemable is summarized below:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Balance at beginning of period	$21,902	$21,709	$20,215
Net income attributable to noncontrolling interests-redeemable	22,605	24,138	24,616
Net change in equity related to amendments in agreements with noncontrolling interests	—	(1,050)	—
Net change related to purchase of ownership interests	(4,150)	581	1,800
Contributions from noncontrolling interests	—	1,622	—
Change in distribution accrual	(1,300)	(433)	(689)
Distributions to noncontrolling interests-redeemable	(23,613)	(24,665)	(24,233)
Balance at end of period	$15,444	$21,902	$21,709

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the provisions of the authoritative guidance for fair value measurements, which address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.

The fair value of an asset or liability is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As a basis for considering assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 — Observable inputs such as quoted prices in active markets;
●	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques, as follows:

●	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
●	Cost approach — Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
●	Income approach — Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models and lattice models).

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	December 31, 2014
	Fair Value Measurements Using			Total
				Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique(1)
Assets
Other long-term assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	0.8	$—	0.8	I
Total liabilities	$—	$2.2	$—	$2.2

	December 31, 2013
	Fair Value Measurements Using			Total
				Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique(1)
Assets
Other long-term assets	$—	$—	$0.3	$0.3	I
Total assets	$—	$—	$0.3	$0.3
Liabilities
Other current liabilities	$—	$—	$—	$—
Other long-term liabilities	—	3.1	$—	3.1	I
Total liabilities	$—	$3.1	$—	$3.1
(1)	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at December 31, 2014 and December 31, 2013.

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

The following table provides quantitative information associated with the fair value measurement of our recurring Level 3 inputs:

	Level 3 Assets as
Level 3 Contingent	of
Consideration	December 31, 2013 (in millions)	Significant Unobservable Input	Range of Inputs	Weighted Average
Income Approach	$0.3	Probabilities of retention of management contracts (a)	75% - 100%	98%
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

    There was no contingent consideration as of December 31, 2014.

The following table provides a roll-forward of the recurring fair value balance that used Level 3 inputs (in millions):

Contingent
Consideration
Beginning balance as of December 31, 2013	$0.3
Net change	(0.3)
Ending balance as of December 31, 2014	$—

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

During 2014, we recorded $0.3 million of impairment to our investments in a nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

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

Also, during 2013, we recorded $4.6 million of impairment to our investments in a nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

The investment in nonconsolidated affiliates measured at fair value on a nonrecurring basis is as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs	Total Losses
December 31, 2013	as of:	(Level 1)	(Level 2)	(Level 3)	Year-ended:
Investment in nonconsolidated affiliate	$6.4	—	—	$6.4	$4.6

Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs	Total Losses
June 30, 2013	as of:	(Level 1)	(Level 2)	(Level 3)	Year-ended:
Investment in nonconsolidated affiliate	$2.9	—	—	$2.9	$1.5

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

	Level 3 Assets
	as of
Level 3 Investment in nonconsolidated affiliate	December 31, 2013 (in millions)	Significant Unobservable Inputs	Range of Inputs
Income Approach	$6.4	WACC	11.4% - 15%
		Revenue growth rates	0.0% - 3.0%

	Level 3 Assets
	as of
Level 3 Investment in nonconsolidated affiliate	June 30, 2013 (in millions)	Significant Unobservable Input	Range of Inputs
Market Approach	$2.9	Exit price(a)	$2.9
(a)	The exit price was determined using the amount stated in a firm offer letter for the investment.

An impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets. The impairment is recorded in Loss from discontinued operations, net of income tax expense in the Company’s consolidated statements of operations. A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charge recorded in 2014, as management determined its intent to sell or close the impacted facility. No impairment charges for intangible and long-lived assets were recorded during the year-ended December 31, 2013. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

Assets related to discontinued operations measured at fair value on a nonrecurring basis are as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
June 30, 2014	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Assets related to discontinued operations	$—	—	—	$—	$0.7

The inputs used by the Company in estimating the value of Level 3 Assets related to discontinued operations include the expected proceeds from the sale of the facility. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding significant unobservable inputs used in the estimation of Level 3 fair value measurement (in millions).

Level 3 Assets
as of
Level 3 Property and equipment	June 30, 2014 (in millions)	Significant Unobservable Input	Range of Inputs	Weighted Average
Income Approach	$—	Expected proceeds from sale	$—	$—

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics of those issues, including short-term maturities, call features and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determine the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in level 2 of the fair value hierarchy.

	As of December 31, 2014		As of December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$2,192	$2,192	$3,126	$3,126
Long-term debt:
Advances under $132.3 million Class B Revolving Credit Facility	$—	$—	$—	$—
Class B Term Loan due 2017	212,224	206,786	214,429	214,563
Class C Term Loan due 2018	384,150	371,905	388,050	389,020
Notes payable to banks and others	64,634	64,634	44,023	44,023
Financial commitments	$—	$—	$—	$—

NOTE 11 — EQUITY-BASED COMPENSATION

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs to key teammates, directors, service providers, consultants and affiliates. We also made stand-alone grants (not under any Plan) of RSUs to an executive officer and three non-employee directors prior to our initial public offering.

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

At December 31, 2014, 3,160,016 stock-based awards were outstanding (of which 3,079,616 are awards under the Plans) and 1,568,173 shares were available for future equity grants under the Plans.

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

Information pertaining to equity-based compensation was as follows (in thousands):

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Equity-based compensation expense	$4,126	$2,724	$1,719
Cash received from option exercises	3,887	453	—

As of December 31, 2014, the Company had total unrecognized compensation cost of approximately $17,706 related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted-average period of 3.2 years.

Option Awards

A summary of option activity under the Plans as of December 31, 2014, and changes during the year-ended December 31, 2014 are presented below:

		WEIGHTED-
		AVERAGE	REMAINING	AGGREGATE
	UNITS	EXERCISE	CONTRACTUAL	INTRINSIC
	(IN 000’S )	PRICE	LIFE (YEARS)	VALUE
Outstanding, December 31, 2013	3,007	$11.42	0.6 –10.0	$70,117
Granted	417	$29.46	9.72 – 9.18	—
Exercised	(633)	$10.93		—
Forfeitures	(74)	$16.16		—
Expirations	(2)	$14.05		—
Outstanding, December 31, 2014	2,715	$14.23	0.6 –10.0	$52,488
Exercisable, December 31, 2014	1,624	$11.26

The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2014, was $11.88. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2013, was $6.68. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2012 was $3.79.

The fair value of each option award is estimated on the date of grant utilizing two methodologies. For time-based options, the Company estimates the fair value of the grant utilizing the Black-Scholes-Merton model that utilizes the assumptions shown in the table below. Expected volatilities are based on observed historical trends in the industry and other factors. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on the time horizon of the expected term and is based on the U.S. Treasury yield curve in effect at the time of the grant.

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013	DECEMBER 31, 2012
Expected volatility	40%	35% -40%	37% -39%
Risk-free interest rate	1.0% -1.35%	1.0% -1.35%	1.0% -1.35%
Expected term (years)	6.25	6.25	6.25
Dividend yield	0.00%	0.00%	0.00%

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

RSU Awards

A summary of activity associated with RSU awards during 2014 is presented below:

		GRANT DATE
	UNITS	FAIR VALUE
	(IN 000’S )	PER UNIT
Nonvested RSUs at December 31, 2013	80	$24.58
Granted	318	$29.55
Vested	(17)	$29.62
Forfeited	(14)	n/a
Nonvested RSUs at December 31, 2014	367

		GRANT DATE
	UNITS	FAIR VALUE
	(IN 000’S )	PER UNIT
Total RSUs at December 31, 2013	151	$17.71
Granted	318	$29.55
Vested	(17)	$29.62
Forfeited	(7)	n/a
Total RSUs at December 31, 2014	445

NOTE 12 — EMPLOYEE BENEFIT PLANS

SCA has certain employee benefit plans, including the following:

●	Company sponsored healthcare plans, including coverage for medical and dental benefits;

●	The Retirement Investment Plan, which is a qualified 401(k) savings plan; and
●	The Senior Management Bonus Program.

Substantially all teammates are eligible to enroll in the SCA’s sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators, for which we are self-insured. The cost associated with these plans, net of amounts paid by teammates, was approximately $23.3 million, $20.5 million and $16.3 million for the years-ended December 31, 2014, 2013 and 2012, respectively.

The Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible teammates to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan, subject to the maximum annual limits set by the IRS. SCA’s employer matching contribution is 50% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Substantially all teammates who are at least 21 years of age are eligible to participate in the plan. Employer contributions vest over a six-year service period. Participants are immediately fully vested in their own contributions. Employer contributions made to the Retirement Investment Plan approximated $2.7 million, $2.9 million and $2.7 million during the years-ended December 31, 2014, 2013 and 2012, respectively.

SCA has a Senior Management Bonus Program designed to reward senior management for performance, based on a combination of corporate, regional and individual goals. The corporate goals are based upon the Company meeting a pre-determined financial goal. Similarly, regional goals, if any, are based upon a pre-determined set of financial goals for the applicable region. Individual goals are initially proposed by each participant in consultation with his or her immediate supervisor and, with respect to our executive officers, are then approved by our Compensation Committee. We recorded expense of approximately $9.0 million, $8.5 million and $4.8 million under the Senior Management Bonus Program for the years-ended December 31, 2014, 2013 and 2012, respectively.

The Company’s Teammate Stock Purchase Plan (the "TSPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. As determined by the Company’s Compensation Committee, the purchase price for shares offered under the TSPP ranges during any particular offering period from 85% to 100% of the closing price of the Company’s common stock on the purchase date at the end of such period. The Company recognizes the fair value of the discount associated with shares purchased in Salaries and benefits expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 500,000 shares of the Company’s common stock to be issued under the TSPP. During the year-ended December 31, 2014, the Company issued 16,000 shares under the TSPP and received cash totaling $0.5 million.

NOTE 13 — INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes. The Income from continuing operations before income tax expense is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Income from continuing operations before income tax expense	$175,943	$76,248	$87,778

The significant components of the provision for income taxes related to continuing operations are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Current:
Federal	$(6)	$200	$—
State and local	846	610	416
Total current expense	840	810	416
Deferred:
Federal	6,916	9,217	6,533
State and local	1,683	2,293	1,569
Total deferred expense	8,599	11,510	8,102
Total income tax expense related to continuing operations	$9,439	$12,320	$8,518

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on income from continuing operations, which include federal, state and other income taxes, is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Federal income tax assumed by noncontrolling interests	(24.9)	(48.6)	(37.6)
Change in valuation allowance	(6.6)	27.4	12.2
State income taxes, net of federal tax benefit	1.8	(1.5)	(0.1)
Non-deductible stock issuance costs	—	3.7	—
Other, net	0.1	0.2	0.2
Income tax expense	5.4%	16.2%	9.7%

The income tax expense at the statutory rate is the expected income tax expense resulting from the income from continuing operations. Income tax expense, subsequent to the removal of tax expense related to noncontrolling interest income, varies from the statutory rate for the year-ended December 31, 2014, 2013 and 2012, due to a valuation allowance and goodwill amortization related to indefinite-lived intangible assets. After consideration of all evidence, both positive and negative, management concluded that it is more-likely-than-not that the Company will not realize its net deferred tax assets. Therefore, a valuation allowance has been established on our net deferred tax assets. The deferred tax liability resulting from goodwill amortization is considered an indefinite-lived intangible and cannot be looked upon as a source of future taxable income to support the realization of deferred tax assets for purposes of establishing a valuation allowance.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	AS OF DECEMBER 31,
	2014	2013
Current
Deferred income tax assets:
Allowance for doubtful accounts	$2,208	$2,760
Accrued liabilities	9,154	11,148
Valuation allowance	(10,444)	(12,824)
Deferred income tax liabilities:
Prepaid expenses	(1,773)	(1,561)
Net current deferred income tax liability	(855)	(477)
Non-current
Deferred income tax assets:
Net operating loss	106,504	112,795
Capital loss	33,524	30,604
Investment in nonconsolidated affiliates	18,645	16,554
Interest rate swaps	849	1,254
Other	5,201	6,843
Valuation allowance	(153,084)	(153,321)
Deferred income tax liabilities:
Goodwill and other indefinite-lived intangibles	(131,020)	(116,698)
Property, net	(6,241)	(7,391)
Intangible assets	(4,543)	(6,861)
Net non-current deferred income tax liability	(130,165)	(116,221)
Total deferred income tax liability	$(131,020)	$(116,698)

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. We assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. We recognize our recent earnings is an example of positive evidence to be considered in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of December 31, 2014.  We continue to closely monitor actual and forecasted earnings and, if there are continued profitable results, we expect that reversal of all, or a portion of, the valuation allowance will be appropriate in the future. The valuation allowance is recorded against net deferred tax assets other than the deferred tax liability resulting from goodwill amortization which is considered an indefinite-lived intangible. The valuation allowance as of December 31, 2014, 2013 and 2012 was $163.5 million, $166.1 million and $151.8 million, respectively. For the years-ended December 31, 2014, 2013 and 2012, the changes in the valuation allowance were $(2.6) million, $14.3 million and $9.4 million, respectively. The $(2.6) million decrease in the valuation allowance from December 31, 2013 to December 31, 2014, includes a $(6.4) million decrease due to reduction of Deferred Tax Assets associated with net operating loss carryforwards, a $3.0 million increase in Deferred Tax Assets associated with capital loss carryforwards and a $0.8 million increase in Deferred Tax Assets associated with temporary differences not attributable to indefinite-lived intangible assets.  The $14.3 million increase in the valuation allowance from December 31, 2012 to December 31, 2013, included a $9.6 million increase in Deferred Tax Assets associated with net operating and capital loss carryforwards, an $8.0 million increase in Deferred Tax Assets associated with temporary differences not attributable to indefinite-lived intangible assets, offset by a $(3.3) million decrease in Deferred Tax Assets due to the change in reporting methodology for Other Comprehensive Income.  The $9.4 million increase in the valuation allowance from December 31, 2011 to December 31, 2012, included a $14.9 million increase in Deferred Tax Assets associated with net operating and capital loss carryforwards, offset by a $5.5 million increase in Deferred Tax Liabilities associated with temporary differences not attributable to indefinite-lived intangible assets.

At December 31, 2014, we had federal net operating loss carryforwards (“NOLs”) of approximately $248.3 million. Such losses expire in various amounts at varying times beginning in 2027. These NOL carryforwards are subject to a valuation allowance. At December 31, 2013, we had federal NOL carryforwards of $263.7 million. At this time, we do not believe that the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any NOLs before they expire. However, we cannot make any assurances that this will be the case.

The Company had no tax liability for uncertain tax positions as of December 31, 2014 or December 31, 2013.

NOTE 14 — ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company has closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Net operating revenues	$15,507	$20,449	$35,327
Costs and expenses	(18,690)	(23,349)	(38,392)
Gain (loss) on sale of investments	294	(2,493)	(1,773)
Impairments	(700)	—	(664)
Loss from discontinued operations	(3,589)	(5,393)	(5,502)
Income tax (expense) benefit	(5,766)	(3,937)	607
Net loss from discontinued operations	$(9,355)	$(9,330)	$(4,895)

The assets and liabilities related to discontinued operations consist of the following:

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Current assets
Accounts receivable, net	$1,788	$1,995
Other current assets	171	300
Total current assets	1,959	2,295
Property and equipment, net	9,153	12,049
Other long term assets	191	516
Total assets	$11,303	$14,860
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,280	$3,764
Total current liabilities	2,280	3,764
Other long-term liabilities	683	1,288
Total liabilities	$2,963	$5,052

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG Global LLC and its affiliates (“TPG”), our majority owner, of $1.5 million during the year-ended December 31, 2013 and $2.0 million during the year-ended December 31, 2012. Following the completion of our initial public offering (“IPO”) (see Note 1), the Company no longer pays management fees to TPG, and the related management services agreement has been terminated.

In conjunction with the completion of our IPO, TPG received a fee payable under our management services agreement in an amount equal to $8.0 million. This fee was paid during the fourth quarter of 2013 and recorded in Other operating expenses in the accompanying consolidated statement of operations.

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

In connection with the entry into our Amended Credit Agreement on May 8, 2013, TPG Capital BD, LLC, an affiliate of TPG, served as an arranger for purposes of the amendment and was paid an arrangement fee in the amount of $0.5 million during the year-ended December 31, 2013. In addition, TPG Capital BD, LLC participated as an underwriter underwriting the shares of our common stock in connection with our initial public offering of common stock and was paid an underwriting discount of approximately $0.7 million by us and the selling stockholders.

Certain directors of the Company have received options to purchase shares of the Company under the Directors Plan as part of their compensation for service on the Company’s Board and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the years-ended December 31, 2014, 2013 and 2012.

The law firm of Bradley Arant Boult Cummings LLP provides certain legal services to us. We paid approximately $1.8 million, $1.8 million and $1.0 million to this law firm in 2014, 2013 and 2012, respectively, for such legal services. The spouse of one of our executive officers, Richard Sharff, is a partner of this law firm.

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations from time to time. As a result, we expect that various lawsuits, claims and legal and regulatory proceedings may be instituted or asserted against us, including, without limitation, employment-related claims and medical negligence claims. Additionally, governmental agencies often possess a great deal of discretion to assess a wide range of monetary penalties and fines. We record accruals for contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. The outcome of any current or future litigation or governmental or internal investigations, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position and cash flows and may affect our reputation.

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

Provisions for these risks are based upon market driven premiums and actuarially determined estimates for incurred but not reported exposure under claims made policies. Provisions for losses within the policy deductibles represent the estimated ultimate net cost of all reported and unreported losses incurred through the consolidated balance sheet dates. Those estimates are subject to the effects of trends in loss severity and frequency. While we believe that the provisions for losses are adequate, we cannot be sure that the ultimate costs will not exceed our estimates.

Reserves for incurred but not reported professional and general liability risks were approximately $6.4 million and $6.3 million at December 31, 2014 and December 31, 2013, and are included in Other long-term liabilities in the consolidated balance sheets. Expenses related to professional and general liability risks were $4.3 million, $4.5 million and $3.3 million for the years-ended December 31, 2014, 2013 and 2012, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation were $2.0 million, $2.1 million and $2.1 million for the years-ended December 31, 2014, 2013 and 2012, respectively, and are classified in Salaries and benefits in our consolidated statements of operations.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2026. Operating leases generally have 3 to 22 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 17 — SUBSEQUENT EVENTS

Effective January 1, 2015, we sold our entire ownership interest in an ASC in Santa Monica, California for $7.6 million.  As a result of the transaction, we continue to provide management services to the facility.

Effective January 1, 2015, we converted two ASCs in Louisville, Kentucky and one ASC in Lexington, Kentucky to consolidated facilities.  All three ASCs are jointly owned with a health system partner and were previously accounted for as equity method investments.

Effective February 1, 2015, as a result of one our partners exercising their option to purchase an additional membership interest in a jointly owned surgical hospital in Phoenix, Arizona (the “Hospital”), we sold a 19.12% membership interest in the Hospital to our partner for $3.6 million.  We received on March 2, 2015, a notice from our partner of their intent to exercise their second option to purchase from us an additional 19.5% membership interest in the Hospital for $3.7 million.  This partner also has a final option, which expires on June 30, 2015, to purchase an additional 6.5% membership interest in the Hospital.

Effective February 1, 2015, an indirect wholly-owned subsidiary of SCA purchased a 67% controlling interest in Surgery Center of Wilson, LLC, which owns and operates an ASC in Wilson, North Carolina, for $3.8 million.  In addition, SCA purchased the management agreement rights of the facility for $0.2 million.  This ASC is a consolidated facility.

Effective February 1, 2015, a joint venture entity owned by SCA and a health system purchased a 51.0% controlling interest in Clinton Partners, LLC, which owns and operates an ASC in Clinton Township, Michigan, for total consideration of $4.1 million.  In addition, SCA purchased its pro rata portion of the management agreement rights of the facility for $0.7 million.  This ASC is a consolidated facility.

Effective March 1, 2015, the future JV, as further described in Note 3, purchased a 61.0% controlling interest in NovaMed Surgery Center of Dallas, LP, which owns and operates an ASC in Dallas, Texas, for $6.8 million.  In addition, SCA purchased its pro rata portion of the management agreement rights of the facility for $1.2 million.  This ASC is a consolidated facility.

Effective March 1, 2015, Multi-Specialty Surgery Center, LLC (“Multi-Specialty”), which owns and operates an ASC in Indianapolis, Indiana, contributed substantially all of its assets to Beltway Surgery Centers, L.L.C. (“Beltway”), in exchange for $15.9 million in cash and 13.75 units, or 3.8% membership interests, of Beltway valued at $6.1 million.  Beltway is a nonconsolidated SCA entity, which is a joint venture among a subsidiary of SCA, physicians and a health system, and owns and operates multiple ASCs in Indiana.  As a result of the transaction, the Multi-Specialty location became an additional location of Beltway and is an equity method investment for us.

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

The following tables present the financial position of Surgical Care Affiliates as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years-ended December 31, 2014, 2013 and 2012.

Surgical Care Affiliates, Inc.

Condensed Balance Sheets

(In thousands of U.S. dollars)

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Cash and cash equivalents	$162	$16,193
Investment in SCA	243,339	205,686
Total assets	$243,501	$221,879
Liabilities
Due to SCA	$162	$16,193
Total liabilities	162	16,193
Equity
Common stock	386	382
Additional paid in capital	419,088	413,419
Contributed capital	—	—
Accumulated deficit	(176,135)	(208,115)
Total equity	243,339	205,686
Total liabilities and equity	$243,501	$221,879

Surgical Care Affiliates, Inc.

Condensed Statements of Comprehensive Income

(In thousands of U.S. dollars, except per share data)

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Equity in net income (loss) of SCA	$36,137	$(48,620)	$(18,291)
Stock compensation expense	4,126	2,724	1,719
Other expenses	31	-	-
Income (loss) before income taxes	31,980	(51,344)	(20,010)
Provision for income taxes	—	—	—
Net income (loss)	31,980	(51,344)	(20,010)
Equity in comprehensive income of SCA	—	8,327	986
Comprehensive income (loss)	$31,980	$(43,017)	$(19,024)
Basic net income (loss) per share	$0.83	$(1.62)	$(0.66)
Basic average shares outstanding	38,477	31,688	30,340
Diluted net income (loss) per share	$0.80	$(1.62)	$(0.66)
Diluted average shares outstanding	39,958	31,688	30,340

Surgical Care Affiliates, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2014	2013	2012
Net income (loss)	$31,980	$(51,344)	$(20,010)
Adjustment to reconcile net loss to net cash from operating activities
Equity in net (income) loss of SCA	(36,137)	48,620	18,291
Stock compensation expense	4,126	2,724	1,719
Net cash from operating activities	(31)	—	—
Investing activities:
Investment in SCA	(16,000)	(160,793)	—
Distributions from SCA	—	74,900	—
Net cash used in investing activities	(16,000)	(85,893)	—
Financing activities:
Member contributions	—	—	—
Proceeds from issuance of shares pursuant to IPO	—	176,786	—
Distributions to unitholders	—	(74,900)	—
Net cash provided by financing activities	—	101,886	—
Net change in cash and cash equivalents	(16,031)	15,993	—
Cash and cash equivalents at beginning of period	16,193	200	200
Cash and cash equivalents at end of period	$162	$16,193	$200
Supplemental schedule of noncash investing and financing activities
IPO fees paid by SCA	—	$4,909	$—

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2014 and 2013. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net operating revenues	$192,651	$208,720	$216,196	$247,169	$187,488	$193,368	$190,983	$213,824
Income from continuing operations before income taxes	24,756	38,562	46,341	66,284	31,429	20,097	16,198	8,524
Income from continuing operations	23,007	37,197	43,511	62,789	28,077	19,033	10,774	6,044
Gain (loss) from discontinued operations, net of income tax	163	(2,716)	(5,052)	(1,750)	(1,603)	(2,687)	(1,336)	(3,704)
Net income	23,170	34,481	38,459	61,039	26,474	16,346	9,438	2,340
Less: Net income attributable to noncontrolling interests	(22,936)	(28,452)	(30,627)	(43,154)	(27,910)	(26,109)	(22,146)	(29,777)
Net income (loss) attributable to Surgical Care Affiliates	$234	$6,029	$7,832	$17,885	$(1,436)	$(9,763)	$(12,708)	$(27,437)
Basic net earnings (loss) from continuing operations per common share	$0.00	$0.23	$0.33	$0.51	$0.01	$(0.23)	$(0.37)	$(0.67)
Basic net income (loss) per common share	$0.01	$0.16	$0.20	$0.46	$(0.05)	$(0.32)	$(0.42)	$(0.77)
Diluted net earnings (loss) from continuing operations per common share	$0.00	$0.22	$0.32	$0.49	$0.01	$(0.23)	$(0.37)	$(0.67)
Diluted net earnings (loss) per common share	$0.01	$0.15	$0.20	$0.45	$(0.05)	$(0.32)	$(0.42)	$(0.77)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Surgical Care Affiliates, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations in any internal control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the specified criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 excluded all 2014 business combinations discussed in Note 2. The 2014 business combinations, in the aggregate, have total assets, excluding acquired intangible assets, and net operating revenue representing approximately 2.1% and 3.6%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for Emerging Growth Companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Certificate of Incorporation provides that our Board of Directors will consist of at least five directors but no more than 11 directors, with the exact number of directors to be fixed from time to time by resolution of our Board of Directors.  We currently have eight directors.  The Board of Directors is divided into three classes, as follows:

•	Class I, which currently consists of Todd B. Sisitsky, Sharad Mansukani, M.D. and Jeffrey K. Rhodes, whose terms expire at our annual meeting of stockholders to be held in 2017;
•
•	Class II, which currently consists of Thomas C. Geiser and Curtis S. Lane, whose terms expire at our 2015 annual meeting of stockholders; and

•	Class III, which currently consists of Andrew P. Hayek, Frederick A. Hessler and Lisa Skeete Tatum, whose terms expire at our annual meeting of stockholders to be held in 2016.

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

In connection with the closing of our initial public offering on November 4, 2013 (the “IPO”), we entered into a stockholders’ agreement (as amended on September 17, 2014, the “Stockholders’ Agreement”) with TPG FOF V-A, L.P., TPG FOF V-B, L.P., and TPG Partners V, L.P. (collectively, the “TPG Funds”) that provides that, so long as the Stockholders’ Agreement remains in effect, the TPG Funds will have certain nomination rights to designate for nomination candidates for our Board of Directors.  We are required to use our reasonable best efforts to cause our Board of Directors and the Nominating and Corporate Governance Committee to include such persons designated by the TPG Funds in the slate of nominees recommended by the Board of Directors for election by the stockholders.

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

In the event that the size of our Board of Directors is increased or decreased in size at any time, the nomination rights afforded to the TPG Funds will be proportionately adjusted as well, rounded up to the nearest whole person.

As our Board of Directors currently consists of eight members and the TPG Funds continue to collectively own at least 50% of the shares of our common stock held by them at the closing of the IPO, the TPG Funds have the right to increase the size of the Board to nine members and designate for nomination five directors to our Board of Directors.  In accordance with the Stockholders’ Agreement, the TPG Funds have designated Thomas C. Geiser, Sharad Mansukani, M.D., Todd B. Sisitsky and Jeffrey K. Rhodes as nominees of the TPG Funds to serve on our Board of Directors.

Our Certificate of Incorporation does not provide for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of common stock can elect all of the directors standing for election, and the holders of the remaining shares are not able to elect any directors, subject to our obligations under the Stockholders’ Agreement.

Information about the Directors

Set forth below are the biographies of each of our directors, including their names, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors, and the names of other public companies in which such persons hold or have held directorships during the past five years.  Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below.

Name	Age	Position(s) with the Company
Andrew P. Hayek	41	Director, President and Chief Executive Officer
Todd B. Sisitsky(2)(3)	43	Director and Chairman of the Board of Directors
Thomas C. Geiser	64	Director
Frederick A. Hessler(1)	66	Director
Curtis S. Lane(1)	57	Director
Sharad Mansukani, M.D.	45	Director
Jeffrey K. Rhodes(2)(3)	40	Director
Lisa Skeete Tatum(1)	47	Director

________________

(1) Member of our Audit Committee

(2) Member of our Compensation Committee

(3) Member of our Nominating and Corporate Governance Committee

Andrew P. Hayek has served as our President and Chief Executive Officer since 2008. He was appointed to our Board of Directors on October 30, 2013, and he was appointed to the board of directors of SCA, our direct operating subsidiary, in 2008. Prior to joining the Company, Mr. Hayek served as the President of VillageHealth, a division of renal dialysis provider DaVita Inc. (“DaVita”), from 2007 to 2008 and as President and Chief Operating Officer of Alliance Healthcare Services Inc., a diagnostic imaging and radiation therapy provider, from 2003 to 2006. Mr. Hayek also previously worked at KKR Capstone, an affiliate of private equity firm Kohlberg Kravis Roberts & Co. and at The Boston Consulting Group, a strategy consulting firm. Mr. Hayek is a Henry Crown Fellow at the Aspen Institute and earned his bachelor’s degree summa cum laude from Yale University. We believe that Mr. Hayek’s knowledge of the healthcare industry and his leadership experience make him a valuable asset to our management and the Board of Directors.

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

Thomas C. Geiser was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA, our direct operating subsidiary, in 2007.  Mr. Geiser has served as a TPG Senior Advisor since 2006 and served as the Executive Vice President and General Counsel of WellPoint Health Networks Inc. (“WellPoint”) from its inception in 1993 to 2005. Mr. Geiser was responsible for WellPoint’s legal, legislative and regulatory affairs in fifty states and served as its principal contact with state and federal regulators.  Prior to joining WellPoint, Mr. Geiser worked as an attorney in private law practice, coming to WellPoint from Brobeck, Phleger & Harrison LLP in San Francisco.  He currently serves on the board of directors of Novasom, Inc., IASIS Healthcare Corp., the Library Foundation of Los Angeles and Providence Saint John’s Health Center.  Mr. Geiser earned his J.D. from the University of California, Hastings College of Law and earned his undergraduate degree in English from the University of Redlands.  Mr. Geiser has extensive expertise and experience providing leadership in legal, legislative, regulatory and compliance affairs to both public and private companies in the healthcare industry, which we believe make him a valuable asset to the Board of Directors.

Curtis S. Lane was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007.  Mr. Lane is a Senior Managing Director of MTS Health Partners, L.P., a merchant banking firm focused on healthcare advisory and investment opportunities.  Prior to forming MTS Health Partners, L.P. in 2000, Mr. Lane founded and managed the healthcare investment banking group at Bear, Stearns & Co. Inc. from its inception in 1986 until 1998.  Mr. Lane serves on the board of directors for Alliance Healthcare Services, Celerion Holdings, Inc., Loving Care Agency and America’s Camp, which was formed to provide services to children that lost parents on September 11th.  Mr. Lane is an emeritus board member of the University of Pennsylvania Health System and serves as the Chairman of the Executive Advisory Board of the Leonard Davis Institute for Health Economics at the University of Pennsylvania.  Mr. Lane earned his M.B.A. from the Wharton School of the University of Pennsylvania and also earned his bachelor’s degree from the Wharton School of the University of Pennsylvania.  We believe that Mr. Lane’s financial and healthcare advisory experience and experience serving on numerous boards of directors make him a valuable asset to the Board of Directors.

Sharad Mansukani, M.D. was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007.  Dr. Mansukani has served as a TPG Senior Advisor since 2005.  He serves on the board of directors of IASIS Healthcare Corp., Immucor Inc., IMS Health Holdings, Inc. and Par Pharmaceuticals Companies, Inc.  Dr. Mansukani serves as Strategic Advisor to the board of directors of CIGNA and previously served as Vice Chairman of HealthSpring Inc.  Dr. Mansukani also serves on the board of directors of the Children’s Hospital of Philadelphia and on the editorial boards of the American Journal of Medical Quality, Managed Care, Biotechnology Healthcare and American Health & Drug Benefits.  Dr. Mansukani was appointed to Medicare’s Payment Advisory and Oversight Committee, and he was previously Senior Advisor to Centers for Medicare and Medicaid Services (“CMS”) and a member of the Medicare Reform Executive Committee.  Dr. Mansukani previously served on the faculty at the University of Pennsylvania and at Temple University School of Medicine. Dr. Mansukani completed his residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of the University of Pennsylvania.  Dr. Mansukani has substantial experience in the healthcare industry and has a deep understanding of the medical community and the dynamic regulatory and reimbursement environment, which we believe make him a valuable asset to the Board of Directors.

Jeffrey K. Rhodes was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2010.  Mr. Rhodes is a Partner of TPG, where he is a leader of the firm’s investment activities in the healthcare services and pharmaceutical/medical device sectors.  Mr. Rhodes serves on the board of directors of Biomet Inc., EnvisionRx, IMS Health Holdings, Inc., Immucor Inc. and Par Pharmaceuticals Companies, Inc.  Prior to joining TPG in 2005, Mr. Rhodes worked at McKinsey & Company and Article 27 LTD, a software company.  Mr. Rhodes earned his M.B.A. from the Harvard Business School, where he was a Baker Scholar, and earned his undergraduate degree in Economics from Williams College, where he graduated summa cum laude.  We believe that Mr. Rhodes’ financial expertise and experience overseeing investments in numerous healthcare companies make him a valuable asset to the Board of Directors.

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

Lisa Skeete Tatum was elected to our Board of Directors and the board of directors of SCA effective October 1, 2014.  Ms. Skeete Tatum is founder and CEO of LandIt.com, a career management technology platform. Previously, Ms. Skeete Tatum was a General Partner for over a decade with Cardinal Partners, a $350 million early stage health care venture capital firm, where she focused on investments in healthcare technology. Ms. Skeete Tatum worked for Procter & Gamble in various global and functional roles including Product Development, Purchasing, and Product Supply. She also worked at GE Capital and was a Managing Director at Circle of Beauty, a health and beauty startup. In addition, she founded her own consulting practice specializing in strategic operational development for medium-sized consumer products companies. Ms. Skeete Tatum serves on the board of Pager and is on the board of trustees for Cornell University. She is also on the boards of the Princeton Healthcare System Foundation and the Princeton Area Community Foundation. She is the immediate past president of the Harvard Business School Alumni Board and a former founding board member of the Center for Venture Education. Ms. Skeete Tatum is a member of the 2012 Class of Henry Crown Fellows at the Aspen Institute and the Kauffman Fellows Class 4. She received her B.S. in chemical engineering from Cornell University and her M.B.A. from Harvard Business School.  We believe that Ms. Skeete Tatum’s leadership and general corporate experience make her a valuable asset to the Board of Directors.

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

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.  As described under Item 11 below, we have employment agreements with each of our executive officers.

Name	Age	Position
Peter J. Clemens IV	50	Executive Vice President and Chief Financial Officer
Michael A. Rucker	45	Executive Vice President and Chief Operating Officer
Joseph T. Clark	59	Executive Vice President and Chief Development Officer
Richard L. Sharff, Jr.	46	Executive Vice President, General Counsel and Corporate Secretary

Peter J. Clemens IV is our Executive Vice President and Chief Financial Officer and has served in such capacity since 2011.  Prior to joining SCA, Mr. Clemens held various positions at Caremark Rx, Inc. and CVS Caremark Corporation from 1995 until 2010, including most recently as Executive Vice President and Chief Financial Officer of Caremark, the pharmacy services division of CVS Caremark Corporation.  Mr. Clemens has also held various positions in corporate banking with Wachovia Bank and Regions Bank.  Mr. Clemens earned his M.B.A. from The Owen School at Vanderbilt University and earned his bachelor’s degree from Samford University. On March 2, 2015, Mr. Clemens notified us that he intends to retire from his position as our Executive Vice President and Chief Financial Officer.  We have engaged a leading executive search firm to assist us in recruiting a new Chief Financial Officer.  Mr. Clemens intends to work with his successor to jointly design a transition plan.

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

Joseph T. Clark is our Executive Vice President and Chief Development Officer and has served in such capacity since 2007.  Prior to joining SCA, Mr. Clark served as President of the Surgery Division of HealthSouth Corporation from 2005 to 2007.  Mr. Clark also served as the President and Chief Executive Officer of HealthMark Partners, Inc., an owner, operator and developer of ASCs and specialty hospitals and in various senior management roles, including Chief Executive Officer of Response Oncology, Inc., a provider of cancer treatment services.  Prior to this, he had senior operating roles at AMI and Humana. He earned a bachelor’s degree from Dartmouth College.

Richard L. Sharff, Jr. is our Executive Vice President, General Counsel and Corporate Secretary and has served in such capacity since 2007. Prior to joining SCA, Mr. Sharff practiced law from 1994 to 2007 at Bradley Arant Rose and White LLP (now Bradley Arant Boult Cummings LLP), where he represented a variety of clients in the healthcare industry. Mr. Sharff earned his B.A. and J.D. from the University of Virginia. He is a member of the bars in Alabama and California (inactive status).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of Company common stock held by them with the SEC.  Copies of these reports must also be provided to the Company.  Based on our review of these reports, we believe that, during the year ended December 31, 2014, all reports required to be filed during such year were filed on a timely basis, except that a late Form 3 was filed on behalf of Ms.

Skeete Tatum on December 15, 2014 to report her beneficial ownership of the Company’s common stock as of the effective date of her election to the Board of Directors.

Committees of the Board of Directors

Standing Committees

The Board of Directors has established five standing committees to assist it in carrying out its responsibilities: the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Compliance Committee and the Acquisition Committee.  Each of the committees operates under its own written charter adopted by the Board of Directors, each of which is available on the Company’s Investor Relations website at http://investor.scasurgery.com under “Corporate Governance.”  In addition, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.  The membership and functions of each of the standing committees are described below. The number of meetings that each committee held in 2014 is also listed.

Audit Committee

The Audit Committee is responsible for, among other things:

•

appointing the independent auditor, reviewing the quality of its work annually, monitoring its independence and replacing it as necessary, pre-approving all the audit and non-audit services, reviewing with the auditor the scope and plan of the annual audit, and reviewing with the auditor any review of the quarterly financial statements that the committee may direct the auditor to perform;

•

reviewing with the senior internal audit services executive the results of the audit work at least annually and more frequently as provided in the policy for reporting financial accounting and auditing concerns, as approved by the committee, and at least annually reviewing the experience and qualifications of the senior members of the internal audit services team;

•

discussing with management and the auditor the annual audited financial statements, the financial information to be included in our annual and quarterly reports to be filed with the SEC and the adequacy of the internal controls over financial reporting;

•

discussing with management and the auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles and any significant issues (material weaknesses or significant deficiencies as such terms are defined in the Sarbanes-Oxley Act) as to the adequacy of our accounting controls;

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

•	reviewing with management, including the General Counsel, the implementation and effectiveness of the compliance and ethics program, including the “whistleblowing” procedures;

•	meeting separately and periodically with management and the auditor; and

•	regularly reporting its activities to the Board of Directors.

The current members of the Audit Committee are Frederick A. Hessler (Chairman), Curtis S. Lane and Lisa Skeete Tatum.  Jeffrey K. Rhodes served on the Audit Committee until October 1, 2014.  Our Board of Directors has determined that (i) Mr. Hessler, Mr. Lane and Ms. Skeete Tatum are each “independent directors” under the NASDAQ listing rules, (ii) Mr. Hessler, Mr. Lane and Ms. Skeete Tatum each satisfy the heightened independence requirements of Rule 10A-3 under the Exchange Act, (iii) each of Mr. Hessler, Mr. Lane and Ms. Skeete Tatum is financially literate and (iv) Mr. Hessler qualifies as an “audit committee financial expert” under the criteria set forth in the rules and regulations of the SEC.  The Audit Committee met seven times during 2014.

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

•	regularly reporting its activities to the Board of Directors.

The current members of the Nominating and Corporate Governance Committee are Jeffrey K. Rhodes (Chairman) and Todd B. Sisitsky.  Thomas C. Geiser served on the Nominating and Corporate Governance Committee until March 1, 2015.  Because we are a “controlled company” under the NASDAQ listing rules, our Nominating and Corporate Governance Committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a “controlled company” under the current rules, we will adjust the composition of the Nominating and Corporate Governance Committee accordingly in order to comply with such rules.  The Nominating and Corporate Governance Committee met three times during 2014.

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

•

making recommendations to the Board of Directors with respect to the establishment and terms of incentive-compensation and equity-based plans for our executive officers, and granting awards under and otherwise administering such plans and approving and administering any other compensation plan in which our executive officers participate;

•	periodically establishing and reviewing policies with respect to management perquisites;

•	advising the Board of Directors with respect to proposed changes in the compensation of the Board of Directors or its various committees;

•	reviewing annually any stock ownership guidelines applicable to our directors and senior management and recommending to the Board of Directors revisions to such guidelines as appropriate;

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

The current members of the Compensation Committee are Todd B. Sisitsky (Chairman) and Jeffrey K. Rhodes.  Thomas C. Geiser and Sharad Mansukani, M.D. served on the Compensation Committee until March 1, 2015.  Because we are a “controlled company” under the NASDAQ listing rules, our Compensation Committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules, we will adjust the composition of the Compensation Committee accordingly in order to comply with such rules.  The Compensation Committee met four times during 2014.

Compliance Committee

The Compliance Committee is responsible for, among other things:

•

overseeing, monitoring and evaluating our compliance with our federal, state and local regulatory obligations, with the exception of obligations relating to compliance with tax and securities-related laws, rules and regulations (which are the responsibility of the Audit Committee);

•

ensuring the establishment, maintenance and oversight of an effective regulatory compliance program to prevent and detect violations of law, and reviewing and approving the annual regulatory compliance program and the implementation and effectiveness of such program;

•

establishing the qualifications, authority and responsibilities of the compliance officer, assisting with and overseeing the activities of the compliance officer, and performing an annual evaluation of the compliance officer in carrying out an effective compliance program;

•

monitoring our compliance with any corporate integrity agreement or similar undertaking, with the Office of Inspector General, the United States Department of Health and Human Services or any other government agency;

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

•	recommending such actions or measures to be adopted by the Board of Directors that it deems appropriate to improve the effectiveness of the regulatory compliance program; and

•	reporting to the Board of Directors at least twice annually, or more frequently as may be necessary, on its activities and the effectiveness of the Company’s regulatory compliance program.

The members of the Compliance Committee are Thomas C. Geiser (Chairman) and Sharad Mansukani, M.D.  Curtis S. Lane served on the Compliance Committee until March 1, 2015.  The Compliance Committee met four times during 2014.

Acquisition Committee

The Acquisition Committee is responsible for, among other things:

•	reviewing our acquisition strategies in connection with our management;

•	investigating acquisition candidates;

•	authorizing and approving acquisitions valued in an amount not to exceed $5.0 million in cash, stock or a combination thereof;

•	recommending acquisition strategies and acquisition candidates valued in an amount above $5.0 million to our Board of Directors; and

•	regularly reporting its activities to the Board of Directors.

The members of the Acquisition Committee are Thomas C. Geiser (Chairman) and Jeffrey K. Rhodes.  The Acquisition Committee met four times during 2014.

Meetings and Executive Sessions

Under our Corporate Governance Guidelines, directors are expected to use their reasonable best efforts to attend all or substantially all Board meetings and meetings of the committees of the Board on which they serve, as well as annual meetings of stockholders.  During 2014 there were four meetings of our Board of Directors, and the various committees of the Board met a total of 22 times.  No director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings of committees of the Board for the period during which the director served on the Board or such committee in 2014. Executive sessions of the independent directors of the Board must be held at least two times per year and otherwise as needed.  These sessions are chaired by an independent director selected by a majority of the independent directors participating in the executive session.

Process for Stockholders to Recommend Director Candidates

Stockholders who wish to recommend candidates for the Nominating and Corporate Governance Committee’s consideration must submit a written recommendation to the Corporate Secretary at 520 Lake Cook Road, Suite 250, Deerfield, IL 60015.  Recommendations must be sent by certified or registered mail and received by November 15th for consideration at the following year’s annual meeting of stockholders.  Recommendations must include the following:

•	The recommending stockholder’s name, number of shares owned, length of period held and proof of ownership;

•	The candidate’s name, address, phone number, e-mail address and age;

•

A resume describing, at a minimum, the candidate’s educational background, occupation, employment history and material outside commitments (e.g., memberships on other boards and committees, charitable foundations, etc.);

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

The Corporate Secretary will promptly forward these materials to the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Board.  The Nominating and Corporate Governance Committee may contact recommended candidates to request additional information necessary for its evaluation or for disclosure under applicable SEC rules, including without limitation information relating to such candidate that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act.

Code of Business Conduct and Ethics

We are committed to having sound corporate governance principles.  Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace.  We have adopted a document known as the Standards of Legal and

Regulatory Conduct that is applicable to all of our directors and teammates (the “Code of Business Conduct”).  We have also adopted a Code of Ethical Conduct for Financial Leaders that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers at the corporate level (the “Senior Officers Code”).  Both the Code of Business Conduct and the Senior Officers Code are available on our website at www.scasurgery.com in the “Investors” section under “Corporate Governance.”  Any future changes or amendments to the Code of Business Conduct or the Senior Officers Code, and any waiver of the Code of Business Conduct or the Senior Officers Code that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at the above location.

Item 11.  Executive Compensation

Overview

The following discussion relates to the compensation of our President and Chief Executive Officer, Andrew P. Hayek, and our two most highly compensated executive officers in 2014 (other than our Chief Executive Officer), Michael A. Rucker, our Executive Vice President and Chief Operating Officer, and Joseph T. Clark, our Executive Vice President and Chief Development Officer (Messrs. Hayek, Rucker and Clark are collectively referred to herein as our “Named Executive Officers”). Our Named Executive Officers’ compensation is determined by our Compensation Committee and is generally reviewed annually. Our executive compensation program is designed to attract, motivate and retain high-quality leadership and incentivize our executive officers and other key teammates to achieve company and individual performance goals over the short- and long-term. Our pay-for-performance approach to executive compensation places an emphasis on both short- and long-term incentives, which serves to align the interests of our executive officers with those of our stockholders.

On October 30, 2013, prior to the closing of the IPO, we converted from a Delaware limited liability company, ASC Acquisition LLC, to a Delaware corporation. Pursuant to the conversion, options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units underlying such options to each one share of common stock underlying such converted options.  In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. In addition, every 10.25 outstanding restricted equity units (“REUs”) of ASC Acquisition LLC were converted into one restricted stock unit (“RSU”) of Surgical Care Affiliates.  The vesting and other terms of the options and REUs generally remained the same.

Elements of Executive Compensation

The compensation of our Named Executive Officers consists of base salary, annual cash bonuses, equity awards and employee benefits, as described below.  Our Named Executive Officers are also entitled to certain compensation and benefits upon qualifying terminations of employment pursuant to their employment agreements.

Base Salaries. Base salaries for our Named Executive Officers are determined based on each officer’s responsibilities and his experience and contributions to our business.  Base salaries for our Named Executive Officers are reviewed periodically by our Compensation Committee.  When reviewing base salaries for potential increase, our Compensation Committee considers each officer’s experience and individual performance, our performance, and general industry conditions.  For fiscal year 2014, Mr. Hayek’s base salary was increased from $582,000 to $780,000, an increase of approximately 34.0%, Mr. Rucker’s base salary was increased from $424,000 to $439,000, an increase of approximately 3.5%, and Mr. Clark’s base salary was increased from $459,000 to $469,000, an increase of approximately 2.2%.  On March 4, 2015, the Compensation Committee approved an increase in Mr. Hayek’s base salary to $800,000, an increase of approximately 2.6%, an increase in Mr. Rucker’s base salary to $455,000, an increase of approximately 3.6%, and an increase in Mr. Clark’s base salary to $480,000, an increase of approximately 2.3%, with such increases to become effective March 22, 2015.

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

For fiscal year 2014, Mr. Hayek had a target annual bonus of 100% of base salary, up to a maximum of 200% of base salary.  Mr. Rucker had a target annual bonus of 77.5% of base salary, up to a maximum of 155% of base salary.  Mr. Clark had a target annual bonus of 70% of base salary, up to a maximum of 140% of base salary.  The bonuses paid to each of our Named Executive Officers for fiscal year 2014 are set forth in the Summary Compensation Table below.

Equity Awards.  Our Named Executive Officers participate in the Management Equity Incentive Plan adopted on November 16, 2007, as amended (the “2007 Equity Plan”).  See “2007 Equity Plan” for additional details about our 2007 Equity Plan.  Grants under the 2007 Equity Plan, including those made to our Named Executive Officers, have consisted of option awards, which provide our executive officers with appropriate incentives to continue in our employ and to improve our growth and profitability, and which serve to align the interests of our Named Executive Officers with our stockholders.  A portion of the option awards granted to each Named Executive Officer under the 2007 Equity Plan were subject to time-based vesting and a portion were subject to performance-based vesting, subject to the Named Executive Officer continuing to be employed on the applicable vesting date.  Approximately 62% of Mr. Hayek’s outstanding awards under the 2007 Equity Plan are subject to time-based vesting and approximately 38% were subject to performance-based vesting.  Approximately 77% of Mr. Rucker’s outstanding awards under the 2007 Equity Plan are subject to time-based vesting and approximately 23% were subject to performance-based vesting.  All of Mr. Clark’s outstanding awards under the 2007 Equity Plan are subject to time-based vesting.  As of September 16, 2013, all of the performance-based options were deemed to be fully vested.  The vesting of the time-based option awards is generally in four or five equal annual installments of 25% or 20% per year, respectively, following the grant, and accelerates upon certain qualifying terminations, as described below.

Our Named Executive Officers are also eligible to participate in the 2013 Omnibus Long-Term Incentive Plan adopted on October 29, 2013 (the “2013 Omnibus Plan”).  See “2013 Omnibus Plan” beginning on page 145 below for a description of our 2013 Omnibus Plan.  On September 17, 2014, the Named Executive Officers were granted time-based options and time-based RSUs, subject to the Named Executive Officer continuing to be employed on the applicable vesting date.  Each of the time-based options and the time-based RSUs vests in four equal annual installments of 25% per year on the anniversary of the grant date, or September 17, 2014, and vesting accelerates upon certain qualifying terminations, as described below.

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

Special Cash Bonus.  In September 2013, we paid a cash distribution of $0.241279 per outstanding membership unit of ASC Acquisition LLC (or approximately $2.46 per share of our common stock after giving effect to our conversion to a corporation) (the “2013 Distribution”).  In connection with the 2013 Distribution, in September 2013, SCA paid a cash bonus (the “2013 Special Cash Bonus Payment”) to holders of vested options and REUs who remained employed by SCA as of the date of payment, including our Named Executive Officers, equal to $0.241279 per vested option or REU (or $2.46 per option or RSU after giving effect to our conversion to a corporation).  In connection with the 2013 Distribution and the 2013 Special Cash Bonus Payment, the Company also reduced the exercise price of unvested options by the same amount.  Holders of unvested REUs did not receive a cash payment or any adjustment with respect to their unvested REUs.  To the extent teammates, including our Named Executive Officers, owned membership units of ASC Acquisition LLC outright, such teammates also received a payment in respect of such membership units as part of the 2013 Distribution.

Benefits and Perquisites. We provide the following benefits to our Named Executive Officers on the same basis as all other eligible executives:

•	Company sponsored healthcare plans, including coverage for medical and dental benefits;

•	A qualified 401(k) savings plan with a matching contribution;

•	Payment of life insurance premiums;

•	Payment of long-term disability insurance premiums; and

•	With respect to Mr. Hayek, dues and expenses for his memberships in the Young Presidents Organization (“YPO”) and the YPO-WPO International in the amount of approximately $9,175 in 2014.

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

Role of Executive Officers in Decisions Relating to Executive Officer and Director Compensation

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding base salaries, bonuses and equity compensation grants for the remainder of our executives.  Our Chief Executive Officer is not present during deliberations or voting by the Compensation Committee relating to his own compensation.  The Compensation Committee has discretion to approve, disapprove or modify recommendations made by the Chief Executive Officer.

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

In addition to the compensation consulting services provided by Deloitte to the Compensation Committee, Deloitte affiliates have provided certain services to us and SCA, at the request of management, consisting of internal audit support services and business valuation services, which additional services have been approved by the Compensation Committee.  Deloitte’s fees for executive and director compensation services in 2014 were $97,569.  For the additional services performed by affiliates of Deloitte, as described above, the aggregate fees in 2014 were $140,550.

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

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Andrew P. Hayek President and Chief Executive Officer	2014 2013 2012	780,000 592,298 579,270	309,934(5) 1,871,032(6) 31,440(7)	2,924,984 -0- -0-	1,583,409 1,743,524 -0-	690,066 579,898 196,211	-0- -0- -0-	5,974 5,460 5,500	6,294,367 4,792,212 812,421
Michael A. Rucker Executive Vice President and Chief Operating Officer	2014 2013 2012	435,631 423,074 408,076	34,312(8) 433,906(9) 20,375(10)	780,000 -0- -0-	422,244 887,121 369,000	290,688 315,909 110,536	-0- -0- -0-	5,920 5,756 5,500	1,968,795 2,065,766 913,487
Joseph T. Clark Executive Vice President and Chief Development Officer	2014 2013 2012	466,601 456,230 446,190	26,769(11) 497,638(12) 33,904(13)	649,990 -0- -0-	351,874 515,588 95,000	288,231 320,991 97,883	-0- -0- -0-	5,947 5,430 5,500	1,789,412 1,795,877 678,477

__________________

(1)

The amounts presented in this column represent the fair value of the time-based RSUs on the date of grant in accordance with Accounting Standards Codification (“ASC”) Topic 718 of the Financial Accounting Standards Board (“FASB”).  Further detail surrounding the time-based RSUs granted, the method of valuation and the assumptions made are set forth in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

(2)

The amounts presented in this column represent the fair value of the options granted to purchase membership units of ASC Acquisition LLC (or, since October 30, 2013, shares of our common stock) on the date of grant in accordance with ASC Topic 718.  Further detail surrounding the options awarded, the method of valuation and the assumptions made are set forth in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.  For 2013, in addition to the grant date fair value of the option awards granted to the Named Executive Officers in fiscal year 2013, the amounts reported include (i) the incremental fair value of the performance-based options that were accelerated on September 16, 2013, computed as of the acceleration date in accordance with ASC Topic 718, or $174,635 for Mr. Hayek, $130,809 for Mr. Rucker and $52,562 for Mr. Clark and (ii) the incremental fair value recognized for the reduction on September 16, 2013 of the exercise price of previously granted options that were unvested as of such date, computed in accordance with ASC Topic 718, or $368,894 for Mr. Hayek, $276,317 for Mr. Rucker and $111,030 for Mr. Clark.

(3)

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

(4)

The amounts presented in this column represent 401(k) matching contributions and life insurance and long-term disability insurance premiums paid on behalf of the Named Executive Officers by the Company.

(5)	Represents the discretionary portion of the bonus paid to Mr. Hayek under our Senior Management Bonus Program for 2014.

(6)

$1,495,930 of this amount represents the amount of a one-time cash bonus paid to Mr. Hayek in September 2013 in respect of vested options and REUs, as described above under “Elements of Executive Compensation — Special Cash Bonus,” and $375,102 represents an additional special cash bonus paid to Mr. Hayek in connection with the successful completion of the Company’s initial public offering.

(7)	Represents the discretionary portion of the bonus paid to Mr. Hayek under our Senior Management Bonus Program for 2012.

(8)	Represents the discretionary portion of the bonus paid to Mr. Rucker under our Senior Management Bonus Program for 2014.

(9)	Represents the amount of a one-time cash bonus paid to Mr. Rucker in September 2013 in respect of vested options, as described above under “Elements of Executive Compensation — Special Cash Bonus.”

(10)	Represents the discretionary portion of the bonus paid to Mr. Rucker under our Senior Management Bonus Program for 2012.

(11)	Represents the discretionary portion of the bonus paid to Mr. Clark under our Senior Management Bonus Program for 2014.

(12)	Represents the amount of a one-time cash bonus paid to Mr. Clark in September 2013 in respect of vested options, as described above under “Elements of Executive Compensation — Special Cash Bonus.”

(13)	Represents the discretionary portion of the bonus paid to Mr. Clark under our Senior Management Bonus Program for 2012.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2014 and reflects our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Andrew P. Hayek	4/21/2008 3/24/2010 3/24/2010 5/6/2013 9/17/2014 9/17/2014	360,975(1) 175,610(1) 21,951(1) 45,732(2) --(2) --	--(1) --(1) 21,951(1) 137,194(2) 135,682(2) --	-- -- -- -- -- --	10.25 11.18 8.72(3) 12.41(3) 29.02 --	4/21/2018 3/24/2020 3/24/2020 5/6/2023 9/17/2024 --	-- -- -- -- -- 100,792(4)	-- -- -- -- -- 3,391,651(5)	-- -- -- -- -- --	-- -- -- -- -- --
Michael A. Rucker	9/15/2008 7/23/2009 3/24/2010 3/24/2010 2/8/2011 2/8/2011 3/6/2012 3/6/2012 5/6/2013 9/17/2014 9/17/2014	53,500(1) 37,765(1) 32,630(1) --(1) 13,659(1) --(1) 23,696(2) 23,695(2) 18,293(2) --(2) --	--(1) --(1) --(1) 5,853(1) --(1) 3,902(1) --(2) 47,390(2) 54,877(2) 36,182(2) --	-- -- -- -- -- -- -- -- -- -- --	12.10 12.10 11.18 8.72(3) 11.18 8.72(3) 13.94 11.48(3) 12.41(3) 29.02 --	9/15/2018 7/23/2019 3/24/2020 3/24/2020 2/8/2021 2/8/2021 3/6/2022 3/6/2022 5/6/2023 9/17/2024 --	-- -- -- -- -- -- -- -- -- -- 26,878(4)	-- -- -- -- -- -- -- -- -- -- 904,445(5)	-- -- -- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- -- -- --
Joseph T. Clark	3/6/2012 3/6/2012 5/6/2013 9/17/2014 9/17/2014	6,098(2) 6,097(2) 13,415(2) --(2) --	--(2) 12,195(2) 40,243(2) 30,152(2) --	-- -- -- -- --	13.94 11.48(3) 12.41(3) 29.02 --	3/6/2022 3/6/2022 5/6/2023 9/17/2024 --	-- -- -- -- 22,398(4)	-- -- -- -- 753,693	-- -- -- -- --	-- -- -- -- --

________________________

(1)

Half of these option awards are subject to time-based vesting, with 20% vesting on each of the first, second, third, fourth and fifth anniversaries of the date of grant, and half were subject to performance-based vesting, which half were deemed vested as of September 16, 2013.

(2)	These option awards are subject to time-based vesting, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant.

(3)	Reflects a $2.46 per share reduction in the exercise price of these options on September 26, 2013 in connection with our IPO.

(4)	These RSUs are subject to time-based vesting, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant.

(5)	The market value is based on the closing price of our common stock on the NASDAQ on December 31, 2014 of $33.65, the last trading day of 2014, multiplied by the number of shares or units.

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

The Employment Agreements establish a base salary for each of our Named Executive Officers, subject to possible annual increases as determined by the Board of Directors or the Compensation Committee.  The annual base salaries currently in effect for Messrs. Hayek, Rucker and Clark are $780,000, $439,000 and $469,000, respectively.

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

The Employment Agreements contain standard ongoing confidentiality, non-solicitation and non-competition restrictions.  The non-solicitation restrictions remain in place for 18 months for Messrs. Clark and Rucker, and two years for Mr. Hayek, in each case following termination of employment and the non-competition restrictions remain in place for 18 months for Messrs. Clark, Rucker and Hayek in each case following termination of employment.

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

In addition, the 2007 Equity Plan provides for accelerated vesting of the outstanding option awards subject to time-based vesting if the executive is terminated without cause or for good reason within the two-year period following a change in control.  The award agreements pursuant to which time-based options and time-based RSUs have been granted pursuant to the 2013 Omnibus Plan also provide for accelerated vesting of the outstanding options or RSUs, as applicable, if the executive is terminated without cause within the two-year period following a change in control.

If a change in control would have been consummated on or before January 1, 2015, Mr. Hayek would have had the right to receive a “gross-up” for any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), or any federal, state or local income tax under the terms of his Employment Agreement in the event the amount of the “parachute payments” he was entitled to receive exceeded the safe harbor limit under Section 280G of the Code by more than 10%.  Any amounts below that 10% limit would have been reduced to fall within the safe harbor limit.  For any change in control consummated after January 1, 2015, Mr. Hayek is not entitled to a gross-up.

2007 Equity Plan

The 2007 Equity Plan, which became effective on November 16, 2007, provides for the grant of options to purchase our membership units to our and our affiliates’ key teammates, directors, service providers and consultants.  The summary of the 2007 Equity Plan contained in this Proxy Statement is not a complete description of all provisions of the 2007 Equity Plan and is qualified in its entirety by reference to the 2007 Equity Plan, which has been filed with the SEC.

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

We do not intend to make any additional grants of options under the 2007 Equity Plan.

2013 Omnibus Plan

Prior to the IPO, we adopted the 2013 Omnibus Plan, which provides for the grant of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards, and other awards convertible into or otherwise based on shares of our stock to our and our affiliates’ key teammates, directors, service providers and consultants.  All equity-based awards subsequent to the IPO have been and will be granted under the 2013 Omnibus Plan.  This summary of the 2013 Omnibus Plan is not a complete description of all provisions of the 2013 Omnibus Plan and is qualified in its entirety by reference to the 2013 Omnibus Plan, which has been filed with the SEC.

The 2013 Omnibus Plan is administered by our Compensation Committee, which has the authority to determine eligibility for, grant and determine the terms of awards under the 2013 Omnibus Plan, including the time or times at which awards vest or become exercisable.  Unless otherwise provided by our Compensation Committee in a participant’s award agreement, a participant’s unvested options will immediately expire on the date such participant’s employment is terminated for any reason, and vested options will remain outstanding for one year following the participant’s death or disability and for 90 days following termination of employment for any other reason (or, in each case, until the award’s expiration date, if earlier).  Options expire 10 years from the date of grant.  Similarly, unless otherwise provided by our Compensation Committee in a participant’s award agreement, a participant’s unvested RSUs will immediately be forfeited on the date such participant’s employment is terminated for any reason.  The award agreements entered into pursuant to the 2013 Omnibus Plan provide that if an individual’s employment is terminated within a certain period following a change in control by the Company without cause, all unvested time-based options or time-based RSUs, as applicable, shall become fully vested.

Teammate Stock Purchase Plan

The Board of Directors adopted, and the stockholders of the Company approved at the 2014 annual meeting, the Surgical Care Affiliates Teammate Stock Purchase Plan (the “Teammate Stock Purchase Plan”).  The Teammate Stock Purchase Plan became effective on July 1, 2014 and provides eligible teammates, including the Named Executive Officers, of the Company and its designated subsidiaries with a convenient method to purchase shares of the Company’s common stock through payroll deductions.  Following each offering period, the amounts accrued on behalf of each participant are used to purchase shares of the Company’s common stock at up to a 15% discount, as determined by the Compensation Committee, from the closing price of the Company’s common stock on such purchase date.

Stock Ownership Guidelines for Executive Officers

The Company has always encouraged its executive officers to have a financial stake in the Company, and the executive officers have generally owned shares of our common stock, but until 2014 the Company did not have any specified level of share ownership for individual officers.  On December 11, 2014, however, the Board of Directors, at the recommendation of the Compensation Committee, adopted the Surgical Care Affiliates, Inc. Executive Officer Stock Ownership Guidelines in order to implement formal stock ownership guidelines for the Company’s chief executive officer (the “CEO”) and executive vice presidents (the “EVPs”), including the Named Executive Officers.  Under the guidelines, the CEO should acquire and beneficially own shares of the Company’s common stock with a value equal to at least four times his annual base salary and the EVPs should acquire and beneficially own shares of the Company’s common stock with a value equal to at least two and one-half times his annual base salary.  Current executive officers have four years (until December 11, 2018) to satisfy this guideline, while any new executive officer has four years from the date he or she becomes an executive officer to satisfy this guideline.  The minimum number of shares to be held by an executive officer will be calculated based on the greater of the acquisition cost or the fair market value of such shares.  For purposes of meeting the ownership guidelines, the following categories of stock are counted:  (i) shares owned directly or indirectly (e.g., by a spouse, minor children or a trust), (ii) vested RSUs and stock options subject to time-based vesting criteria and (iii) shares held in a retirement or deferred compensation account for the benefit of the executive officer.  Any shares that are subject to hedging or pledging transactions are not counted toward meeting the ownership guidelines.  If the number of shares that an executive officer should own is increased as a result of an increase in the amount of such officer’s annual base salary, the officer will have four years from the effective date of the increase to attain the increased level of ownership.

Director Compensation

The following table sets forth information concerning the compensation earned by our directors during 2014.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas C. Geiser	65,000	74,986	--	--	--	--	139,986
Frederick A. Hessler	65,000	74,986	--	--	--	--	139,986
Curtis S. Lane	50,000	74,986	--	--	--	--	124,986
Sharad Mansukani, M.D.	50,000	74,986	--	--	--	--	124,986
Jeffrey K. Rhodes	--	--	--	--	--	--	--
Todd B. Sisitsky	--	--	--	--	--	--	--
Lisa Skeete Tatum(5)	12,500	74,986	--	--	--	--	87,486

___________________

(1)

Andrew P. Hayek, the Company’s President and Chief Executive Officer, is not included in this table as he is, and at all times during 2014 was, an employee of the Company and thus received no compensation for his service as director.  The compensation received by Mr. Hayek as an employee of the Company is shown in the Summary Compensation Table.

(2)

The amounts presented in this column represent the fair value of the REUs granted (or, since October 30, 2013, RSUs granted) on the date of grant in accordance with FASB ASC Topic 718.  Further detail surrounding the REUs and RSUs awarded, the method of valuation and the assumptions made are set forth in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

(3)

At the end of fiscal year 2014, the aggregate number of RSUs outstanding for each director was as follows: (i) for Mr. Geiser, 6,372, (ii) for Mr. Hessler, 3,660, (iii) for Mr. Lane, 6,372, (iv) for Dr. Mansukani, 6,372, and (v) for Ms. Skeete Tatum, 2,336.

(4)

At the end of fiscal year 2014, the aggregate number of option awards outstanding (all of which have vested) for each director was as follows: (i) for Mr. Geiser, 146,976, (ii) for Mr. Lane, 55,331, and (iii) for Dr. Mansukani, 80,417.

(5)	Ms. Skeete Tatum was elected to the Board of Directors effective October 1, 2014.

Under our current director compensation program, certain members of our Board of Directors who are not employees of the Company are eligible to receive cash compensation for their services as a director as follows: Mr. Geiser, Mr. Hessler, Mr. Lane, Dr. Mansukani and Ms. Skeete Tatum each receive $12,500 in cash fees in arrears each quarter.

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

Starting in 2012, the Company elected to make annual grants of REUs pursuant to Restricted Equity Unit Grant Agreements with each of our non-employee directors in an aggregate amount equal to $30,000.  Upon the conversion of the Company from a Delaware limited liability company to a Delaware corporation on October 30, 2013, the REUs became RSUs that may be settled in shares of common stock (or, in the discretion of the Board of Directors, cash).  On December 11, 2014, the Board of Directors approved, at the recommendation of the Compensation Committee, an increase in the amount of RSUs granted to each non-employee director from $30,000 per year to $75,000 per year as a result of increased responsibilities following the IPO.  In 2014, the Company granted 2,336 RSUs to each of Mr. Geiser, Mr. Hessler, Mr. Lane, Dr. Mansukani and Ms. Skeete Tatum under the 2013 Omnibus Plan.  50% of the RSUs granted to these directors vest on either the first June 30 or September 30, depending on the director, immediately following the date of grant and the other 50% vest on the first anniversary of such date.  Vested RSUs are settled for shares of common stock or cash, at the Board’s discretion, upon the earlier of (i) the director ceasing to provide services as a director of the Company or (ii) a qualifying change in control of the Company.  Any portion of the RSUs that remain unvested on the date that the director ceases to be a director for any reason will be forfeited, and the director will cease to have any rights with respect thereto.

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

Compensation Committee Interlocks and Insider Participation

During 2014, the Compensation Committee was comprised of Todd B. Sisitsky, Thomas C. Geiser and Sharad Mansukani, M.D.  Beginning March 1, 2015, the Compensation Committee was comprised of Todd B. Sisitsky and Jeffrey K. Rhodes.  No member of the Compensation Committee is or has been an officer or employee of ours or an executive officer of another entity where an executive officer of such entity served on our Compensation Committee.  None of our executive officers serves as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2014 about common stock that may be issued under all of the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	3,160,016 (1)	$14.23 (2)	1,568,173 (3)

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,160,016 (1)	$14.23 (2)	1,568,173 (3)

_________________

(1)

Consists of (i) options to purchase 2,003,349 shares of common stock granted under our 2007 Equity Plan, (ii) options to purchase 282,724 shares of common stock granted under our Director Equity Plan, (iii) options to purchase 428,486 shares of common stock granted under our 2013 Omnibus Plan, (iv) RSUs for 365,057 shares of common stock granted under our 2013 Omnibus Plan and (v) RSUs for 80,400 shares of common stock which were not granted pursuant to an equity incentive plan. Excludes the option held by HealthSouth to purchase shares of our common stock.

(2)Does not take into account RSUs, which have no exercise price.

(3)

Consists of (i) 129,106 shares available under our 2007 Equity Plan, (ii) 29,906 shares available under our Director Equity Plan and (iii) 1,409,161 shares available under our 2013 Omnibus Plan. We do not intend to use the 2007 Equity Plan or the Director Equity Plan to make any future grants of equity awards.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 6, 2015, by:

(i)each of our directors and director nominees;

(ii)each executive officer of the Company, including the Named Executive Officers listed in the Summary Compensation Table;

(iii)all of our current directors and executive officers as a group; and

(iv)each stockholder known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 6, 2015, pursuant to derivative securities, such as options or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Percentage of ownership is based on an aggregate of 38,671,573 shares of common stock outstanding as of March 6, 2015.

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

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
TPG Funds(1)	23,940,916	61.9%
FMR LLC(2)	2,864,598	7.4%
Directors and Executive Officers
Andrew P. Hayek(3)	789,251	2.0%
Thomas C. Geiser(4)	247,563	*
Frederick A. Hessler(5)	15,662	*
Curtis S. Lane(6)	58,358	*
Sharad Mansukani, M.D.(7)	83,444	*
Jeffrey K. Rhodes(8)	--	--
Todd B. Sisitsky(9)	--	--
Lisa Skeete Tatum	--	--
Joseph T. Clark(10)	91,589	*
Peter J. Clemens IV(11)	148,049	*
Michael A. Rucker(12)	283,964	*
Richard L. Sharff, Jr.(13)	100,788	*
All Current Executive Officers and Directors as a Group(14)	1,818,668	4.7%

________________________

*  Represents beneficial ownership of less than 1% of the shares of common stock.

(1)

The “TPG Funds” refers collectively to TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), TPG FOF V-A, L.P., a Delaware limited partnership (“FOF V-A”), and TPG FOF V-B, L.P., a Delaware limited partnership (“FOF V-B”). The TPG Funds directly hold an aggregate of 23,940,916 shares of common stock (the “TPG Shares”), consisting of: (a) 23,828,317 shares of common stock held by TPG Partners V, (b) 62,335 shares of common stock held by FOF V-A, and (c) 50,264 shares of common stock held by FOF V-B. The general partner of each of TPG Partners V, FOF V-A and FOF V-B is TPG GenPar V, L.P., a Delaware limited partnership, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). Because of Group Advisors’ relationship to the TPG Funds, Group Advisors may be deemed to beneficially own the TPG Shares. David Bonderman and James G. Coulter are the officers and sole shareholders of Group Advisors and may therefore also be deemed to be the beneficial owners of the TPG Shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Shares except to the extent of their pecuniary interest therein. The address of each of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)

FMR LLC, a parent holding company, and Edward C. Johnson 3d may be deemed the beneficial owners of 2,864,598 shares of common stock. FMR LLC has sole voting power of 232,598 shares, no shared voting power, sole investment power of 2,864,598 shares and no shared investment power. No one person’s interest relates to more than 5% of the outstanding shares of common stock. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.  This information is based on a Schedule 13G filed by FMR LLC with the SEC on February 13, 2015, reporting beneficial ownership as of December 31, 2014.

(3)

Includes 68,292 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of March 6, 2015 and 671,951 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.  All of the shares of common stock, restricted stock units and options are owned by the Andrew Hayek 2008 Living Trust (of which Mr. Hayek is the sole trustee).

(4)

Includes (a) 3,027 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of March 6, 2015 and 146,976 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock and (b) 97,560 shares of common stock owned by TDK Properties, L.P., which is a California limited partnership whose general partner and owner of 1% of its limited partnership interests is TDK Management Company, LLC, a California limited liability company whose sole member is The Geiser Schweers Family Trust u/a/d 6/8/98, as amended, and whose trustees are Thomas C. Geiser and Donna L. Schweers.  99% of the limited partnership interests of TDK Properties, L.P. are held by The Geiser Schweers 2006 Irrevocable Insurance Trust dated August 14, 2006, whose trustee is Kim T. Schoknecht.

(5)	Includes 662 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of March 6, 2015.

(6)

Includes 3,027 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of March 6, 2015 and 55,331 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.  The address of Mr. Lane is c/o MTS Health Partners, L.P., 623 Fifth Avenue, 14th Floor, New York, NY 10022.

(7)

Includes 3,027 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of March 6, 2015 and 80,417 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.

(8)

Jeffrey K. Rhodes, who is one of our directors, is a TPG Partner.  Mr. Rhodes has no voting or investment power over and disclaims beneficial ownership of the TPG Shares.  The address of Mr. Rhodes is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(9)

Todd B. Sisitsky, who is one of our directors, is a TPG Partner.  Mr. Sisitsky has no voting or investment power over and disclaims beneficial ownership of the TPG Shares.  The address of Mr. Sisitsky is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(10)	Includes 45,122 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.

(11)	Includes 128,049 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.

(12)	Includes 253,030 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.

(13)	Includes 89,325 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock.

(14)     Includes restricted stock units that are currently vested or vest within 60 days of March 6, 2015 and options that are currently exercisable or become exercisable within 60 days of March 6, 2015 for shares of common stock as described in footnotes (4)-(13).

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

Related Person Transactions Entered into by the Company

Other than compensation agreements and other arrangements which are described under “Executive Compensation” and the transactions described below, since January 1, 2014, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Management Unit Holders’ Agreement

On August 22, 2007, we and certain investors that are members of our management entered into the management unit holders’ agreement (the “Management Unit Holders’ Agreement”), which contains certain arrangements among the parties including with respect to restrictions on transfer of interests in us, call rights in certain specified situations, drag-along rights and tag-along rights.  In addition, all parties to the Management Unit Holders’ Agreement were subject to a contractual lock-up provision during the 180-day period following the date of our IPO in October 2013.  Except for this lock-up provision, which terminated effective April 27, 2014, the Management Unit Holders’ Agreement terminated by its terms on the date of our IPO.

Stockholders’ Agreement with the TPG Funds

In connection with our IPO, we entered into a stockholders’ agreement with the TPG Funds, dated November 4, 2013 (as amended, the “Stockholders’ Agreement”), that provides that, so long as the Stockholders’ Agreement remains in effect, the TPG Funds will have certain rights to designate for nomination candidates for our Board of Directors.  We are required to use our reasonable best efforts to cause the Board of Directors and the Nominating and Corporate Governance committee to include such persons designated by the TPG Funds in the slate of nominees recommended by the Board of Directors for election by the stockholders.

As set forth in the Stockholders’ Agreement, for so long as the TPG Funds collectively own at least 50% of the shares of our common stock held by them at the closing of the IPO, they will be entitled to designate for nomination a majority of the seats on our Board of Directors.  When the TPG Funds collectively own less than 50%, but at least 30%, of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination three directors.  When the TPG Funds collectively own less than 30%, but at least 10%, of the shares of our common stock held by them as of the closing of the IPO, the TPG Funds will be entitled to designate for nomination two directors.  Thereafter, the TPG Funds will be entitled to designate for nomination one director so long as they own at least 3% of the shares of our common stock held by them as of the closing of the IPO.  In the event that the size of our Board of Directors is increased or decreased in size at any time, the nomination rights afforded to the TPG Funds will be proportionately adjusted as well, rounded up to the nearest whole person.

As our Board of Directors currently consists of eight members, in accordance with the Stockholders’ Agreement, the TPG Funds have designated Thomas C. Geiser, Sharad Mansukani, M.D., Todd B. Sisitsky and Jeffrey K. Rhodes as nominees of the TPG Funds to serve on our Board of Directors.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with the TPG Funds, certain members of our management and certain members of our Board of Directors (the “Registration Rights Agreement”), which provides the TPG Funds with certain demand registration rights, including shelf registration rights, in respect of any shares of our common stock held by them, subject to certain conditions and limitations.  The TPG Funds are entitled to an unlimited number of demand registrations.  In addition, in the event that we register additional shares of common stock for sale to the public following the completion of the IPO, we are required to give notice of such registration to the TPG Funds, certain members of management and certain members of our Board of Directors party to the Registration Rights Agreement of our intention to effect such a registration, and, subject to certain limitations, include any shares of common stock requested to be included in such registration held by them.  Upon request from the TPG Funds following the one year anniversary of the IPO, we will undertake to file a shelf registration statement, and to use reasonable best efforts to have the shelf registration statement declared effective promptly and to remain effective until, subject to certain limitations, the earlier of the date on which all of the TPG Funds’ shares of common stock have been sold pursuant to a registration statement and the date no shares of common stock are held by the TPG Funds.  We are required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares of common stock pursuant to the Registration Rights Agreement.  The Registration Rights Agreement includes customary indemnification provisions in favor of the TPG Funds and the members of management and our Board of Directors who are party to the agreement, any person who is or might be deemed a control person (within the meaning of the Securities Act of 1933, as amended, or the Exchange Act) and related parties, including without limitation officers, directors and employees, against certain losses and liabilities (including reasonable costs of investigation and legal expenses) resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such selling stockholder sells shares of our common stock, unless such liability arose from the applicable selling stockholder’s misstatement or omission and the applicable selling stockholder has agreed to indemnify us against losses caused by its misstatements or omissions, subject to certain limitations.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and employment agreements containing indemnification provisions with each of our current executive officers.  It is anticipated that future directors and officers will enter into indemnification arrangements with us in substantially similar form.  The indemnification and employment agreements generally provide, among other things, that we will indemnify and hold harmless each person subject to such agreement (each, an “indemnitee”) to the fullest extent permitted by applicable law from and against all expenses, losses, damages, judgments, fines and other specified costs that may result or arise in connection with such indemnitee serving in his or her capacity as a director or officer of ours or serving at our direction as a director, officer, employee or agent of another entity.  These agreements further provide that, upon an indemnitee’s request and subject to certain conditions, we will advance expenses to the indemnitee to the fullest extent permitted by applicable law.  Pursuant to the indemnification agreements, an indemnitee is presumed to be entitled to indemnification and we have the burden of proving otherwise.  The indemnification agreements also require us to maintain in full force and effect directors’ liability insurance on the terms described in the indemnification agreements.  The foregoing is only a brief description of the indemnification and employment agreements, does not purport to be complete and is qualified in its entirety by reference to the Company’s form of indemnification agreement, filed as Exhibit 10.30 to its Annual Report on Form 10-K for the year ended December 31, 2013, and employment agreements with its executives, filed as Exhibits 10.16 to 10.19 to such Annual Report on Form 10-K.

Certain Relationships

During 2014 and continuing into 2015, the law firm of Bradley Arant Boult Cummings LLP (“BABC”) has provided certain legal services to us.  We paid approximately $1.8 million in 2014 to BABC for the provision of legal services.  The spouse of one of our executive officers, Mr. Sharff, is a partner of BABC.

Effective January 1, 2015, Mr. Sharff’s spouse will not receive any compensation credit or bonus in connection with any legal fees paid by the Company or any of its subsidiaries to BABC and will not perform any legal services for the Company or any of its subsidiaries.

From time to time, we do business with other companies affiliated with TPG Global, LLC.  We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arm’s-length basis.

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

Even as a “controlled company,” we must comply with the rules applicable to audit committees set forth in NASDAQ and SEC rules.  Accordingly, each of the members of our Audit Committee satisfy the general independence standard of the NASDAQ listing standards and the heightened independence standards imposed by Rule 10A-3 under the Exchange Act.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Surgical Care Affiliates, either directly or indirectly.  Based upon this review, our Board has determined that Frederick A. Hessler, Curtis S. Lane, Jeffrey K. Rhodes, Todd B. Sisitsky and Lisa Skeete Tatum are “independent directors” within the meaning of the NASDAQ rules.  Additionally, our Board has determined that Frederick A. Hessler, Curtis S. Lane and Lisa Skeete Tatum satisfy the heightened independence requirements of Rule 10A-3 under the Exchange Act for purposes of Audit Committee membership.

Item 14.  Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents fees for professional services rendered by PwC for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and December 31, 2013, and fees billed for other services rendered by PwC during those periods.

	2014	2013
Audit Fees	$1,773,303	$2,365,633
Audit-Related Fees	$193,197	$350,974
Tax Fees	$69,688	$0
All Other Fees	$0	$0
TOTAL	$2,036,188	$2,716,607

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

Audit-Related Fees.  Audit-Related Fees for 2014 and 2013 were for services related to audits of significant subsidiaries (as defined under Rule 3-05 of Regulation S-X), internal controls optimization and agreed-upon procedures.  All audit-related services were pre-approved by the Company’s Audit Committee.

Tax Fees.  Tax Fees for 2014 were for general consulting services related to tax matters.  There were no such fees in 2013.

All Other Fees.  All Other Fees encompasses any services provided by the independent registered public accountants other than the services reported in the other above categories.  There were no such fees in 2014 or 2013.

Pre-Approval Policy

On March 4, 2014, the Audit Committee adopted policies and procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants pursuant to which the Audit Committee generally is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accountants in order to ensure that the provision of such services does not impair the registered accountants’ independence.  Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, the service will require specific pre-approval by the Audit Committee.  Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  On an annual basis, the Audit Committee may pre-approve specific services that are expected to be provided to the Company by the independent registered public accountants during the following twelve months.  The Audit Committee may delegate pre-approval authority to one or more of its members.  The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) and (b) — Exhibits.

The exhibits listed on the Exhibit Index of this Form 10-K are filed herewith or are incorporated herein by reference.

(a)(1) and (c) — Financial Statements

Financial Statements: The Financial Statements of Surgical Care Affiliates are included herein in Part II, Item 8.

The following audited and unaudited consolidated financial statements of ASC Operators, LLC are presented pursuant to Rule 3-09 of Regulation S-X:

ASC Operators, LLC

Unaudited Consolidated Financial Statements

December 31, 2014 and 2013

INDEX

Unaudited Consolidated Financial Statements

ASC Operators, LLC

Unaudited Consolidated Balance Sheet

(In thousands of U.S. dollars)

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$7,057	$7,361
Accounts receivable, net of allowance for doubtful accounts (2014 - $303; 2013 - $210)	8,088	9,011
Due from related party	1,201	871
Prepaids and other current assets	443	295
Total current assets	16,789	17,538
Property and equipment, net of accumulated depreciation (2014 - $11,470; 2013 - $12,185)	14,308	11,030
Goodwill	26,534	26,534
Intangible assets, net of accumulated amortization (2014 - $812; 2013 - $643)	1,084	1,254
Total assets	$58,715	$56,356
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,510	$5,863
Accounts payable	1,150	1,689
Accrued payroll	232	273
Other current liabilities	959	936
Due to related party	3,155	1,735
Total current liabilities	7,006	10,496
Long-term debt, net of current portion	8,518	459
Other long-term liabilities	104	13
Total liabilities	15,628	10,968
Commitments and contingent liabilities
Equity
Members’ equity	26,796	29,117
Noncontrolling interests	16,291	16,271
Total equity	43,087	45,388
Total liabilities and equity	$58,715	$56,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Unaudited Consolidated Statement of Operations

(In thousands of U.S. dollars)

	Year-Ended
	December 31,
	2014	2013
Net operating revenues:
Net patient revenues	$59,913	$58,309
Other revenues	131	100
Total net operating revenues	60,044	58,409
Operating expenses:
Salaries and benefits	16,301	15,257
Supplies	10,862	10,066
Professional and contractual services	3,517	3,454
Other operating expenses	3,920	3,796
Depreciation and amortization	2,171	1,966
Occupancy costs	1,915	1,738
Provision for doubtful accounts	1,039	1,183
Loss on sale of property and equipment	262	86
Total operating expenses	39,987	37,546
Operating income	20,057	20,863
Interest expense	193	42
Interest income	(5)	—
Net income	19,869	20,821
Less: Net income attributable to noncontrolling interests	(9,586)	(10,232)
Net income attributable to ASC Operators	$10,283	$10,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Unaudited Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars)

			Total
			Members	Noncontrolling	Total
	SCA	Sutter	Equity	Interests	Equity
Balance at December 31, 2012	$16,367	$18,418	$34,785	$15,953	$50,738
Net income	5,189	5,400	10,589	10,232	20,821
Distributions to members	(8,883)	(9,245)	(18,128)	—	(18,128)
Contributions from members	915	952	1,867	621	2,488
Distributions to noncontrolling interests	—	—	—	(10,531)	(10,531)
Balance at December 31, 2013	$13,588	$15,525	$29,117	$16,271	$45,388
Net income	5,039	5,244	10,283	9,586	19,869
Distributions to members	(6,176)	(6,428)	(12,604)	—	(12,604)
Contributions from members	-	-	-	715	715
Distributions to noncontrolling interests	—	—	—	(10,281)	(10,281)
Balance at December 31, 2014	$12,451	$14,341	$26,796	$16,291	$43,087

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASC Operators, LLC

Unaudited Consolidated Statement of Cash Flows

(In thousands of U.S. dollars)

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Cash flows from operating activities
Net income	$19,869	$20,821
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	1,039	1,183
Depreciation and amortization	2,171	1,966
Loss on disposal of assets	262	86
Increase in assets
Accounts receivable	(116)	(2,071)
Other assets	(147)	(119)
(Decrease) increase in liabilities
Accounts payable	(914)	388
Accrued payroll	(41)	3
Accrued interest	—	1
Other liabilities	489	758
Net cash provided by operating activities	$22,612	23,016
Cash flows from investing activities
Capital expenditures	(5,540)	(7,935)
Proceeds from disposal of assets	—	7
Changes in due to/from related party	1,090	(1,295)
Net cash provided used in investing activities	(4,450)	(9,223)
Cash flows from financing activities
Borrowings under construction loan and long-term debt	10,000	6,094
Principal payments on long-term debt	(6,116)	(151)
Principal payments under capital lease obligations	(179)	(367)
Capital contributions	—	1,867
Contributions from noncontrolling interests of consolidated affiliates	715	621
Distributions to members	(12,604)	(18,128)
Distributions to noncontrolling interests of consolidated affiliates	(10,282)	(10,531)
Net cash used in financing activities	(18,466)	(20,595)
Change in cash and cash equivalents	(304)	(6,802)
Cash and cash equivalents at beginning of period	7,361	14,163
Cash and cash equivalents at end of period	$7,057	$7,361
Supplemental cash flow information:
Cash paid during the year for interest	$244	$24

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

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; and (6) economic lives and fair value of leased assets. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

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

	AS OF	AS OF
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Managed care and other discount plans	66%	53%
Medicare	17	40
Workers’ compensation	14	6
Patients and other third-party payors	2	1
Medicaid	1	—
Total	100%	100%

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

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. Capitalized interest for the year ended December 31, 2014 was approximately $80,999.

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

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing each year. We have no accumulated impairment of goodwill for the year ended December 31, 2014.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF	AS OF
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Leasehold improvements	$12,920	$4,363
Furniture, fixtures and equipment	12,701	12,144
	25,621	16,507
Less: Accumulated depreciation and amortization	(11,470)	(12,185)
	14,151	4,322
Construction in progress	157	6,708
Property and equipment, net	$14,308	$11,030

Depreciation expense for the years ended December 31, 2014 and 2013, was approximately $2.0 million and $1.7 million and is included in the consolidated statements of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets under capital lease obligations:
Equipment	$59	$1,099
Accumulated amortization	(49)	(796)
Assets under capital lease obligations, net	$10	$303
Amortization expense	$85	$350
Rent Expense:
Minimum rent payments	$1,821	$1,602
Contingent and other rents	131	206
Total rent expense	$1,952	$1,808

Leases

Future minimum lease payments at December 31, 2013 for those leases of ASC Operators, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

Year Ending December 31
2015	$1,706
2016	1,666
2017	1,698
2018	1,227
2019	1,007
2020 and thereafter	3,748
$11,052

4.	GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the periods ended December 31, 2014 and 2013. There was no change in goodwill for the years ended December 31, 2014 and 2013.

We performed impairment reviews and concluded that no goodwill impairment existed.

5.	LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	AS OF DECEMBER 31,
	2014	2013
Notes payable	$10,028	$6,322
Less: Current portion	(1,510)	(5,863)
Long-term debt, net of current portion	$8,518	$459

$9.6 million of the Notes payable balance relates to a no-interest construction loan classified in the current portion of long-term debt. We expect to refinance the construction loan after completion of the construction activity.

The following chart shows scheduled principal payments due on long-term debt for the next five years:

Year Ending December 31,
2015	$1,510
2016	1,518
2017	1,488
2018	1,461
2019	1,482
2020 and thereafter	2,569
Total	$10,028

6.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to ASC Operators, LLC ownership interest in its subsidiaries on ASC Operators, LLC equity:

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31	DECEMBER 31
	2014	2013
Net income attributable to ASC Operators	$10,283	$10,589
(Decrease) increase in equity due to sales to noncontrolling interests	—	—
Decrease in equity due to purchases from noncontrolling interests	—	—
Change from net income attributable to ASC Operators	$10,283	$10,589

7.	RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $1.2 million and $0.9 million from Surgical Care Affiliates, LLC and related affiliates for services at December 31, 2014 and 2013, and such amounts are classified as due from related party in the accompanying consolidated balance sheets. The surgery centers owed Sutter Health and related entities $3.2 million and $1.7 million for services at December 31, 2014 and 2013, and such amounts were classified as due to related party in the accompanying consolidated balance sheets.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through March 10, 2015, and concluded that there were no material subsequent events.

ASC Operators, LLC

Audited Consolidated Financial Statements

December 31, 2012

Independent Auditor’s Report

To Board of Directors and Members of

ASC Operators, LLC:

We have audited the accompanying consolidated financial statements of ASC Operators, LLC and its subsidiaries (“the Company”), which comprise the consolidated balance sheet as of December 31, 2012 and the related consolidated statement of operations, changes in equity, and cash flows for the year-ended December 31, 2012.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASC Operators, LLC and its subsidiaries at December 31, 2012 and the results of their operations and their cash flows for the year-ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Birmingham, AL

July 22, 2013

ASC Operators, LLC

Consolidated Balance Sheet

(In thousands of U.S. dollars)

DECEMBER 31,
2012
Assets
Current assets
Cash and cash equivalents	$14,163
Accounts receivable, net of allowance for doubtful accounts ($241)	8,124
Due from related party	882
Prepaids and other current assets	175
Total current assets	23,344
Property and equipment, net of accumulated depreciation ($11,852)	4,909
Goodwill	26,534
Intangible assets, net of accumulated amortization ($398)	1,499
Total assets	$56,286
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$460
Accounts payable	1,302
Accrued payroll	270
Other current liabilities	167
Due to related party	3,041
Total current liabilities	5,240
Long-term debt, net of current portion	287
Other long-term liabilities	21
Total liabilities	5,548
Commitments and contingent liabilities
Equity
Members’ equity	34,785
Noncontrolling interests	15,953
Total equity	50,738
Total liabilities and equity	$56,286

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Consolidated Statement of Operations

(In thousands of U.S. dollars)

YEAR
ENDED
DECEMBER 31,
2012
Net operating revenues:
Net patient revenues	$60,591
Other revenues	65
Total net operating revenues	60,656
Operating expenses:
Salaries and benefits	15,173
Supplies	8,960
Other operating expenses	6,940
Depreciation and amortization	1,861
Occupancy costs	1,600
Provision for doubtful accounts	1,067
Loss (gain) on disposal of assets	2
Total operating expenses	35,603
Operating income	25,053
Interest expense	35
Interest income	(1)
Net income	25,019
Less: Net income attributable to noncontrolling interests	(11,048)
Net income attributable to ASC Operators	$13,971

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars)

			Total
			Members	Noncontrolling	Total
	SCA	Sutter	Equity	Interests	Equity
Balance at December 31, 2011	$12,669	$14,569	$27,238	$13,279	$40,517
Net income	6,846	7,125	13,971	11,048	25,019
Distributions to members	(3,148)	(3,276)	(6,424)	—	(6,424)
Contributions from members	—	—	—	—	—
Net change in equity related to purchase/(sale) of ownership interests	—	—	—	2,176	2,176
Distributions to noncontrolling interests	—	—	—	(10,550)	(10,550)
Balance at December 31, 2012	$16,367	$18,418	$34,785	$15,953	$50,738

The accompanying notes are an integral part of these consolidated financial statements.

ASC Operators, LLC

Consolidated Statement of Cash Flows

(In thousands of U.S. dollars)

YEAR
ENDED
DECEMBER 31,
2012
Cash flows from operating activities
Net income	$25,019
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	1,067
Depreciation and amortization	1,861
Loss (gain) on disposal of assets	2
(Increase) decrease in assets, net of business combinations
Accounts receivable	(2,040)
Other assets	594
Increase (decrease) in liabilities, net of business combinations
Accounts payable	(89)
Accrued payroll	(462)
Other liabilities	(824)
Other, net	(54)
Net cash provided by operating activities	25,074
Cash flows from investing activities
Capital expenditures	(1,586)
Proceeds from disposal of assets	268
Business acquisitions, net of cash acquired of $169	(3,281)
Changes in due to/from related party	7,947
Net cash provided by (used in) investing activities	3,348
Cash flows from financing activities
Principal payments on long-term debt	(65)
Principal payments under capital lease obligations	(512)
Distributions to members	(6,424)
Distributions to noncontrolling interests of consolidated affiliates	(10,550)
Repurchase of equity interests of consolidated affiliates	—
Other	—
Net cash used in financing activities	(17,551)
Change in cash and cash equivalents	10,871
Cash and cash equivalents at beginning of period	3,292
Cash and cash equivalents at end of period	$14,163
Supplemental cash flow information:
Cash paid during the year for interest	$14
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	202

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

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; and (6) economic lives and fair value of leased assets. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

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

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable, as of the end of the reporting period, is as follows:

AS OF DECEMBER 31,
2012
Managed care and other discount plans	52%
Medicare	16
Workers’ compensation	22
Medicaid	5
Patients and other third-party payors	5
Total	100%

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

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. No interest was capitalized during the year ended December 31, 2012.

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

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We have no accumulated impairment of goodwill for the year ended December 31, 2012.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

AS OF DECEMBER 31,
2012
Leasehold improvements	$4,222
Furniture, fixtures and equipment	12,052
16,274
Less: Accumulated depreciation and amortization	(11,852)
4,422
Construction in progress	487
Property and equipment, net	$4,909

Depreciation expense for the year ended December 31, 2012 was approximately $1.6 million, and is included in the consolidated statement of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

YEAR ENDED
DECEMBER 31,
2012
Assets under capital lease obligations:
Equipment	$1,045
Accumulated amortization	(447)
Assets under capital lease obligations, net	$598
Amortization expense	$268
Rent Expense:
Minimum rent payments	$1,589
Contingent and other rents	223
Total rent expense	$1,812

Leases

Future minimum lease payments at December 31, 2012 for those leases of ASC Operators, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

		Capital
	Operating	Lease
Year ending December 31,	Leases	Obligations	Total
2013	$955	$368	$1,323
2014	734	2	736
2015	508	1	509
2016	305	1	306
2017	35	—	35
2018 and thereafter	327	—	327
	$2,864	372	$3,236
Less: interest portion		(4)
Obligations under capital leases		$368

5.	GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the year ended December 31, 2012.

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2012:

YEAR
ENDED
DECEMBER 31,
2012
Balance at beginning of period	$22,848
Acquisitions (Note 2)	3,686
Other	—
Balance at end of period	$26,534

We performed impairment reviews and concluded that no goodwill impairment existed.

6.	LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

AS OF DECEMBER 31,
2012
Capital lease obligations	$368
Notes payable	379
747
Less: Current portion	(460)
Long-term debt, net of current portion	$287

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

Year Ending December 31,
2013	$460
2014	103
2015	109
2016	75
2017	—
Thereafter	—
Total	$747

7.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to ASC Operators, LLC ownership interest in its subsidiaries on ASC Operators, LLC equity:

YEAR
ENDED
DECEMBER 31,
2012
Net income attributable to ASC Operators	$13,971
(Decrease) increase in equity due to sales to noncontrolling interests	—
Decrease in equity due to purchases from noncontrolling interests	—
Change from net loss attributable to ASC Operators and transfers to/from noncontrolling interests	$13,971

8.	RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $0.9 million from Surgical Care Affiliates, LLC and related affiliates for services at December 31, 2012, and such amounts are classified as due from related party in the accompanying consolidated balance sheet. The surgery centers owed Sutter Health and related entities $3.0 million for services at December 31, 2012, and such amounts were classified as due to related party in the accompanying consolidated balance sheet.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through July 22, 2013, and concluded that there were no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 10th day of March, 2015.

SURGICAL CARE AFFILIATES, INC.

By:	/s/ Andrew P. Hayek
Andrew P. Hayek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew P. Hayek	President, Chief Executive Officer and Director	March 10, 2015
Andrew P. Hayek	(principal executive officer)

/s/ Peter J. Clemens	Executive Vice President and Chief Financial Officer	March 10, 2015
Peter J. Clemens	(principal financial officer and principal accounting officer)

*	Director	March 10, 2015
Thomas C. Geiser

*	Director	March 10, 2015
Sharad Mansukani, M.D

*	Director	March 10, 2015
Todd B. Sisitsky

*	Director	March 10, 2015
Jeffrey K. Rhodes

*	Director	March 10, 2015
Curtis S. Lane

*	Director	March 10, 2015
Frederick A. Hessler

*	Director	March 10, 2015
Lisa S. Tatum
*

Richard L. Sharff, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Richard L. Sharff, Jr.
Richard L. Sharff, Jr.
Attorney in fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of ASC Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

4.1

Registration Rights Agreement dated as of November 4, 2013, by and among Surgical Care Affiliates, Inc. and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.1

Amendment and Restatement Agreement dated as of June 30, 2011, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, under the Credit Agreement dated as of June 29, 2007, as amended, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.2

Incremental Amendment dated as of May 8, 2013, among ASC Acquisition LLC, Surgical Care Affiliates, LLC, the Incremental Lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement dated as of June 29, 2007, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.3

Pledge and Security Agreement dated as of June 29, 2007, among Surgical Care Affiliates LLC, ASC Acquisition LLC, certain subsidiaries of Surgical Care Affiliates, LLC identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.4

Supplement No. 1 dated as of December 16, 2010, to the Pledge and Security Agreement dated as of June 29, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.5

Guaranty dated as of June 29, 2007, among ASC Acquisition LLC, Surgical Care Affiliates, LLC, certain subsidiaries of Surgical Care Affiliates, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.6

Supplement No. 1 dated as of December 16, 2010, to the Guaranty dated as of June 29, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.7

Reaffirmation Agreement dated as of June 30, 2011, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, certain subsidiaries of Surgical Care Affiliates, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer for the Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.8*

Conformed copy of Surgical Care Affiliates, Inc. Management Equity Incentive Plan, adopted November 16, 2007, reflecting amendments through May 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.9*

Form of Time-Based Option Award Under the Management Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.10*

Conformed copy of Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan, adopted June 24, 2008, reflecting amendments through February 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.11*

Form of Option Award to Directors Under the Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

Exhibit Number	Description
10.12*

Restricted Equity Unit Grant Agreement dated July 24, 2008, between Surgical Care Affiliates LLC, ASC Acquisition LLC and Andrew Hayek (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-

1 filed with the SEC on September 5, 2013)

10.13*	Form of Restricted Equity Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.14*	Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan, as amended and restated

10.15*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Andrew P. Hayek (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.16*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Joseph T. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.17*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Michael A. Rucker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.18*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.19*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Richard L. Sharff, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.20

Lease Agreement, dated as of October 31, 2007, by and between Riverchase Tower, LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.21

Lease Amendment Agreement No. 1, dated as of June 20, 2012, by and between Surgical Care Affiliates, LLC and Riverchase Office, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.22

Standard Office Lease, dated as of May 10, 2010, by and between Long Ride Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.23

First Amendment to Lease (Corporate 500 Centre), dated as of April 13, 2011, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.24

Office Lease Agreement (as amended) between Surgical Care Affiliates, LLC and CAPREF Brookwood Office, LLC, effective April 4, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.25

Stockholders Agreement dated as of November 4, 2013, by and among Surgical Care Affiliates, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.25A

First Amendment to Stockholders Agreement by and among the Company and the Stockholders party thereto, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 22, 2014)

10.26*	Surgical Care Affiliates Teammate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2014)

10.27*

Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated December 7, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.27A*

Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated January 23, 2014 (incorporated by reference to Exhibit 10.26A to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

Exhibit Number	Description
10.28*

Letter Agreement between Surgical Care Affiliates, Inc. and Frederick A. Hessler, dated October 1, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.29*

Letter Agreement between Surgical Care Affiliates, Inc. and Curtis S. Lane, dated December 7, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.30*

Letter Agreement between Surgical Care Affiliates, Inc. and Sharad Mansukani, dated December 7, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.31*	Form of Surgical Care Affiliates, Inc. Indemnity Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.32*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Directors Grants)

10.33*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Employee Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.34*

Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.35*	Form of Amendment to Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek)

10.36*	Form of Amendment to Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek)

21.1	List of subsidiaries of Surgical Care Affiliates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management compensation plan or arrangement