Form 10-Q
period 2015-03-31
Surgical Care Affiliates, Inc.
filed 2015-05-11
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2015
Common stock, $0.01 par value	39,334,237 shares

SURGICAL CARE AFFILIATES, INC.

FORM 10-Q

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to Surgical Care Affiliates, Inc. and its consolidated affiliates. In addition, unless the context otherwise indicates or requires, the term “SCA” refers to Surgical Care Affiliates, LLC, our direct operating subsidiary.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$93,961	$8,731
Restricted cash	27,983	24,073
Accounts receivable, net of allowance for doubtful accounts (2015 - $11,054; 2014 - $10,448)	97,666	100,529
Receivable from nonconsolidated affiliates	94,107	72,030
Prepaids and other current assets	39,765	30,170
Current assets related to discontinued operations	1,798	1,959
Current assets held for sale	1,063	—
Total current assets	356,343	237,492
Property and equipment, net of accumulated depreciation	209,827	209,642
Goodwill	918,203	902,391
Intangible assets, net of accumulated amortization	90,802	84,262
Deferred debt issue costs	7,823	5,383
Investment in and advances to nonconsolidated affiliates	173,970	194,610
Other long-term assets	15,877	4,311
Assets related to discontinued operations	9,339	9,344
Assets held for sale	7,389	—
Total assets (a)	$1,789,573	$1,647,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$25,109	$24,690
Accounts payable	30,160	31,717
Accrued payroll	25,068	29,199
Accrued interest	928	234
Accrued distributions	32,595	29,134
Payable to nonconsolidated affiliates	116,980	104,519
Deferred income tax liability	879	855
Other current liabilities	40,421	26,747
Current liabilities related to discontinued operations	2,266	2,280
Current liabilities held for sale	1,224	—
Total current liabilities	275,630	249,375
Long-term debt, net of current portion	766,109	665,119
Deferred income tax liability	133,798	130,165
Other long-term liabilities	20,836	19,683
Liabilities related to discontinued operations	920	683
Liabilities held for sale	2,564	—
Total liabilities (a)	1,199,857	1,065,025
Commitments and contingent liabilities (Note 14)
Noncontrolling interests – redeemable (Note 8)	15,160	15,444
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 39,006 and 38,648 shares outstanding, respectively	390	386
Additional paid-in capital	424,197	419,088
Accumulated deficit	(185,301)	(176,135)
Total Surgical Care Affiliates’ equity	239,286	243,339
Noncontrolling interests – non-redeemable (Note 8)	335,270	323,627
Total equity	574,556	566,966
Total liabilities and equity	$1,789,573	$1,647,435
(a)

Our consolidated assets as of March 31, 2015 and December 31, 2014 include total assets of our variable interest entities (“VIE”) of $148.9 million and $117.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of March 31, 2015 and December 31, 2014 include total liabilities of the VIE of $33.5 million and $23.8 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.0 million and $3.4 million of debt guaranteed by us at March 31, 2015 and December 31, 2014, respectively. See further description in Note 4, Variable Interest Entities.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net operating revenues:
Net patient revenues	$216,636	$174,797
Management fee revenues	14,121	13,085
Other revenues	3,334	4,769
Total net operating revenues	234,091	192,651
Equity in net income of nonconsolidated affiliates	12,071	5,699
Operating expenses:
Salaries and benefits	83,393	69,177
Supplies	49,421	41,185
Other operating expenses	36,694	29,185
Depreciation and amortization	15,226	11,601
Occupancy costs	8,221	6,845
Provision for doubtful accounts	4,223	2,945
Impairment of intangible and long-lived assets	—	515
Loss (gain) on disposal of assets	232	(38)
Total operating expenses	197,410	161,415
Operating income	48,752	36,935
Interest expense	8,829	7,916
HealthSouth option expense	9,828	—
Debt modification expense	4,879	—
Loss on extinguishment of debt	544	—
Interest income	(30)	(48)
(Gain) loss on sale of investments	(1,866)	4,312
Income from continuing operations before income tax expense	26,568	24,755
Provision for income tax expense	3,813	1,682
Income from continuing operations	22,755	23,073
(Loss) income from discontinued operations, net of income tax expense	(1,470)	97
Net income	21,285	23,170
Less: Net income attributable to noncontrolling interests	(30,451)	(22,936)
Net (loss) income attributable to Surgical Care Affiliates	$(9,166)	$234
Basic net (loss) income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(.20)	$.01
Discontinued operations attributable to Surgical Care Affiliates	$(.04)	$.00
Net (loss) income per share attributable to Surgical Care Affiliates	$(.24)	$.01
Basic weighted average shares outstanding	38,760	38,315
Diluted net (loss) income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(.20)	$.01
Discontinued operations attributable to Surgical Care Affiliates	$(.04)	$.00
Net (loss) income per share attributable to Surgical Care Affiliates	$(.24)	$.01
Diluted weighted average shares outstanding	38,760	39,958

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net income and comprehensive income	$21,285	$23,170
Net loss and comprehensive loss attributable to noncontrolling interests	(30,451)	(22,936)
Net (loss) income and comprehensive (loss) income attributable to Surgical Care Affiliates	$(9,166)	$234

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars)

(Unaudited)

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2013	38,166	$382	$413,419	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	234	234	18,873	19,107
Stock options exercised	105	1	91	—	92	—	92
Stock compensation	—	—	661	—	661	—	661
Net change in equity related to purchase of ownership interests	—	—	(729)	—	(729)	3,153	2,424
Change in distribution accrual	—	—	—	—	—	(313)	(313)
Distributions to noncontrolling interests	—	—	—	—	—	(17,744)	(17,744)
Balance at March 31, 2014	38,271	$383	$413,442	$(207,881)	$205,944	$214,254	$420,198

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2014	38,648	$386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net (loss) income	—	—	—	(9,166)	(9,166)	25,931	16,765
Issuance of stock pursuant to teammate equity plans	358	4	3,518	—	3,522	—	3,522
Stock compensation	—	—	1,616	—	1,616	—	1,616
Net change in equity related to purchase of ownership interests	—	—	(25)	—	(25)	12,441	12,416
Contributions from noncontrolling interests	—	—	—	—	—	5,208	5,208
Change in distribution accrual	—	—	—	—	—	(3,000)	(3,000)
Distributions to noncontrolling interests	—	—	—	—	—	(28,937)	(28,937)
Balance at March 31, 2015	39,006	$390	$424,197	$(185,301)	$239,286	$335,270	$574,556

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Cash flows from operating activities
Net income	$21,285	$23,170
Loss (income) from discontinued operations	1,470	(97)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	4,223	2,945
Depreciation and amortization	15,226	11,601
Amortization of deferred issuance costs	416	829
Impairment of intangible and long-lived assets	—	515
Realized (gain) loss on sale of investments	(1,866)	4,312
(Gain) loss on disposal of assets	232	(38)
Equity in net income of nonconsolidated affiliates	(12,071)	(5,699)
Distributions from nonconsolidated affiliates	13,129	14,475
Deferred income tax	3,788	1,417
Stock compensation	1,616	661
Change in fair value of interest rate swap	234	190
Loss on extinguishment of debt	544	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	437	3,119
Other assets	(29,930)	(9,663)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(665)	(1,277)
Accrued payroll	(4,425)	(4,931)
Accrued interest	694	(306)
Other liabilities	26,003	2,583
Other, net	(644)	150
Net cash provided by (used in) operating activities of discontinued operations	(1,063)	457
Net cash provided by operating activities	38,633	44,413
Cash flows from investing activities
Capital expenditures	(8,004)	(8,502)
Proceeds from disposal of assets	59	44
Proceeds from sale of business	—	2,744
Proceeds from sale of equity interests of nonconsolidated affiliates	20,509	888
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	—	2,375
Decrease in cash related to conversion of consolidated affiliates to equity interests	—	(30)
Increase in restricted cash	(3,910)	(5,788)
Net settlements on interest rate swap	(363)	(392)
Business acquisitions, net of cash acquired (2015 - $1,401; 2014 - $100)	(13,425)	(1,935)
Purchase of equity interests in nonconsolidated affiliates	(1,973)	(3,999)
Acquisition deposit paid	(11,512)	—
Other	(2,060)	(2,856)
Net cash used in investing activities	$(20,679)	$(17,451)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of U.S. dollars)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$697,345	$5,989
Payment of debt acquisition costs	(2,826)	—
Principal payments on line of credit arrangements and long-term debt	(599,472)	(3,287)
Principal payments under capital lease obligations	(3,058)	(1,993)
Distributions to noncontrolling interests of consolidated affiliates	(34,642)	(24,558)
Contributions from noncontrolling interests of consolidated affiliates	5,208	—
Proceeds from sale of equity interests of consolidated affiliates	2,553	2,264
Repurchase of equity interests of consolidated affiliates	(1,338)	(957)
Proceeds from teammate equity plans	4,697	91
Other	(1,175)	—
Net cash provided by (used in) financing activities	67,292	(22,451)
Change in cash and cash equivalents	85,246	4,511
Cash and cash equivalents at beginning of period	8,731	85,829
Cash and cash equivalents of discontinued operations at beginning of period	37	1
Less: Cash and cash equivalents of discontinued operations at end of period	(53)	(104)
Cash and cash equivalents at end of period	$93,961	$90,237
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$6,157	$1,765
Goodwill attributable to sale of surgery centers	—	752
Net investment in consolidated affiliates that became equity method facilities	—	970
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	—	3,180
Accrued capital expenditures at end of period	1,495	1,603
Equity interest purchase in nonconsolidated affiliates via withheld distributions	5,259	—

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of March 31, 2015, the Company operated in 35 states and had an interest in and/or operated 183 freestanding ASCs, six surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Indiana, Texas, Florida and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the three-months ended March 31, 2015, our portfolio of facilities changed as follows:

•	we acquired a controlling interest in six ASCs that we consolidate (three of these facilities were previously equity method investments, see Note 2 regarding the Kentucky JVs);
•	we acquired a noncontrolling interest in one ASC that we hold as an equity method investment; and
•	we sold a noncontrolling interest in one ASC and now account for it as a managed-only facility (this facility was previously an equity method investment).

Business Structure

We operate our facilities through strategic relationships with approximately 2,300 physician partners and, in many cases, with healthcare systems that have strong local market positions and that we believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 190 facilities as follows:

AS OF
MARCH 31, 2015
Consolidated facilities(1)	101
Equity method facilities	62
Managed-only facilities	27
Total facilities	190
(1)	As of March 31, 2015, we consolidated 15 facilities as a Variable Interest Entity (“VIE”) (see Note 4).

In addition, at March 31, 2015 and December 31, 2014, we provided perioperative consulting services to 14 and 13 facilities, respectively, which are not included in the above facility count.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions for Form 10-Q, Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2014 consolidated financial statements included in our 2014 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS, DECONSOLIDATIONS, CLOSURES AND SALES

Acquisitions

During the three-months ended March 31, 2015, we acquired a controlling interest in six ASCs for total consideration of $16.8 million. Three of the six ASCs were previously equity method investments, and five of the six ASCs were acquired through our VIE groups (see Note 4) for which we are the primary beneficiary.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets was based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill acquired as a result of these 2015 transactions was $15.6 million of which the amount that is expected to be tax deductible is approximately $11.3 million.

Prior to January 1, 2015, we owned a noncontrolling interest and our health system partner owned a controlling interest in three separate joint venture entities (mentioned above) that in the aggregate controlled three ASCs located in the Lexington and Louisville, Kentucky markets (collectively referred to as the “Kentucky JVs”).  Pursuant to a delegation agreement effective as of January 1, 2015, our health system partner in the Kentucky JVs delegated certain rights to SCA that enabled us to consolidate the Kentucky JVs.  As a result of SCA receiving these rights, we now consolidate the three Kentucky JVs and the three underlying ASCs under the VIE model; these entities were previously accounted for as equity method investments.  See Note 4 for more information on VIEs.  No cash consideration was paid in exchange for these rights.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$287
Accounts receivable, net	1,609
Other current assets	667
Total current assets	2,563
Property and equipment, net	4,020
Goodwill	5,389
Intangible assets	1,803
Total assets	$13,775
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,119
Total current liabilities	2,119
Other long-term liabilities	4,684
Total liabilities	$6,803

In February 2015, an indirect wholly-owned subsidiary of SCA purchased a 67.0% controlling interest in Surgery Center of Wilson, LLC, which owns and operates an ASC in Wilson, North Carolina, for $3.8 million.  In addition, SCA purchased the right to manage the facility for $0.2 million.  This ASC is a consolidated facility.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$62
Accounts receivable, net	240
Other current assets	12
Total current assets	314
Property and equipment, net	2,231
Goodwill	2,472
Intangible assets	1,326
Total assets	$6,343
Liabilities
Current liabilities
Accounts payable and other current liabilities	$493
Total current liabilities	493
Other long-term liabilities	75
Total liabilities	$568

In February 2015, the Michigan JV, defined and further described in Note 3, purchased a 51.0% controlling interest in Clinton Partners, LLC, which owns and operates an ASC in Clinton Township, Michigan, for total consideration of $4.1 million.  In addition, SCA purchased the management agreement rights of the facility for $0.7 million.  This ASC is a consolidated facility.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$130
Accounts receivable, net	553
Other current assets	54
Total current assets	737
Property and equipment, net	4,742
Goodwill	1,717
Intangible assets	1,814
Total assets	$9,010
Liabilities
Current liabilities
Accounts payable and other current liabilities	$735
Total current liabilities	735
Other long-term liabilities	2,151
Total liabilities	$2,886

In March 2015, the Future Texas JV, as defined and further described in Note 3, purchased a 61.0% controlling interest in NovaMed Surgery Center of Dallas, LP, which owns and operates an ASC in Dallas, Texas, for $6.8 million.  In addition, SCA purchased the management rights of the facility for $1.2 million.  This ASC is a consolidated facility. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$421
Accounts receivable, net	457
Other current assets	68
Total current assets	946
Property and equipment, net	1,592
Goodwill	5,990
Intangible assets	4,813
Total assets	$13,341
Liabilities
Current liabilities
Accounts payable and other current liabilities	$631
Total current liabilities	631
Other long-term liabilities	159
Total liabilities	$790

Intangible assets acquired in 2015 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$1,910	15.0*
Licenses	$1,564	15.0*
Management agreements	$3,242	15.0*
Noncompete agreements	$3,040	4.5*
Total	$9,756	11.7*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

The purchase price allocations above are preliminary. When we obtain all relevant information, our provisional purchase price allocation may be retrospectively adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates which would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to working capital balances.

In March 2015, Multi-Specialty Surgery Center, LLC (“Multi-Specialty”), which owns and operates an ASC in Indianapolis, Indiana, contributed substantially all of its assets to Beltway Surgery Centers, L.L.C. (“Beltway”), in exchange for $15.9 million in cash and 13.75 units, or 3.8% of the total membership interest, of Beltway valued at $6.1 million.  Beltway is a nonconsolidated SCA entity and a joint venture among a subsidiary of SCA, physicians and a health system which owns and operates multiple ASCs in Indiana.  As a result of the transaction, the Multi-Specialty location became an additional location of Beltway and is an equity method investment for us.

During the three-months ended March 31, 2014, the Company acquired a controlling interest in two ASCs for total consideration of $3.4 million and a noncontrolling interest in one ASC, which was previously a managed-only facility, for total consideration of $2.5 million.

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

There were no deconsolidation transactions during the three-month period ended March 31, 2015.

Fair values for retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling equity interest sold. Our continuing involvement as an equity method investor and manager of the facilities precluded classification of these transactions as discontinued operations.

Closures and Sales

During the three-months ended March 31, 2015, we sold our entire ownership interest in an ASC that we held as an equity method investment for $7.6 million.  We continue to provide management services to the facility.

During the three-months ended March 31, 2014, we closed two consolidated facilities and their operations were absorbed into existing SCA consolidated facilities.  We impaired $0.5 million of property and equipment and intangible assets related to these two closed facilities.  There were no closures during the three-months ended March 31, 2015.

During the three-months ended March 31, 2014, we sold all of our ownership interest in two ASCs. We recorded a pre-tax gain of approximately $0.2 million as a result of the sales. The gain on these transactions is recorded in (Gain) loss on sale of investments in the accompanying condensed consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the three-months ended March 31, 2015 and 2014, on an unaudited pro forma basis as if the consolidated acquisitions closed in the three-months ended March 31, 2015 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three-months ended March 31, 2015 and 2014 and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net operating revenues	$235,589	$200,286
Income from continuing operations	22,762	23,167

Consolidated acquisitions closed during the three-months ended March 31, 2015 contributed Net operating revenues of $6.7 million and Income from continuing operations of $16,000 for the three-months ended March 31, 2015.

Nonconsolidated acquisitions closed during the three-months ended March 31, 2015 contributed $0.1 million to Equity in net income of nonconsolidated affiliates for the three-months ended March 31, 2015.

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

We use the equity method to account for our investments in affiliates with respect to which we do not have control rights but have the ability to exercise significant influence over operating and financial policies. Assets, liabilities, revenues and expenses are reported in the respective detailed line items on the condensed consolidated financial statements for our consolidated affiliates. For our equity method affiliates, assets and liabilities are reported on a net basis in Investment in and advances to nonconsolidated affiliates in the condensed consolidated balance sheets, and revenues and expenses are reported on a net basis in Equity in net income of nonconsolidated affiliates in the condensed consolidated statements of operations. This difference in accounting treatment of equity method affiliates impacts certain financial ratios of the Company.

Variable Interest Entities

In order to determine if we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At March 31, 2015 and as further described below, we had three VIE groups: the Future Texas JV, the Kentucky JVs and the Michigan JV.

The Company holds a promissory note with an entity (the “Future Texas JV”) that owns controlling interests in 11 ASCs and is wholly-owned by a health system partner. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note contains a conversion feature that allows us to convert the promissory note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We are also party to management services agreements with the facilities controlled by the Future Texas JV. As a result of the financial interest in the earnings of the Future Texas JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the Future Texas JV is a VIE for which we are the primary beneficiary. Accordingly, we consolidate the Future Texas JV.

In January 2015, we entered into an agreement with a health system partner whereby the health system partner delegated certain rights to SCA that enable us to consolidate under the VIE model three jointly owned joint venture entities (the “Kentucky JVs”), which own controlling interests in three ASCs in the Lexington and Louisville, Kentucky markets.  As a result of SCA receiving these rights, we consolidate the three Kentucky JVs and the three underlying ASCs; these entities were previously accounted for as equity method investments.

In February 2015, we and a health system partner, through a joint venture entity (the “Michigan JV”), acquired a controlling interest in an ASC located in Clinton Township, Michigan.  In conjunction with the acquisition, our health system partner delegated certain rights to SCA that enable us to consolidate the Michigan JV under the VIE model.  As a result of SCA receiving these rights, we now consolidate the Michigan JV and the underlying ASC.

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

During the first quarter of 2015, we received an aggregate amount of $12.9 million of cash proceeds related to the planned sale of a portion of an equity method investment that was initially acquired on December 31, 2014. These transactions had an immaterial impact on (Gain) loss on sale of investments in our condensed consolidated statement of operations. The proceeds from these transactions are included in Proceeds from sale of equity interests of nonconsolidated affiliates in our condensed consolidated statement of cash flows.

Secondary Offering and HealthSouth Option

In March 2015, certain existing stockholders of SCA (the "Selling Stockholders"), including certain affiliates of TPG Global, LLC and certain directors and officers of SCA, sold 7,000,000 shares of our common stock in an underwritten public offering at a price of $33.25 per share. In connection with the offering, the underwriters exercised in full their option to purchase an additional 1,050,000 shares of common stock from certain of the Selling Stockholders. As a result, the total offering size was 8,050,000 shares of common stock. SCA did not sell any shares of common stock in the offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The secondary offering closed on April 1, 2015.

In connection with the acquisition of our Company in 2007 by TPG, we granted HealthSouth Corporation (“HealthSouth”) an option to purchase 5% of our outstanding equity as of the closing of the 2007 acquisition.  The option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that resulted in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option became exercisable on a net exercise basis.  The HealthSouth option vested on April 1, 2015 upon the closing of the aforementioned secondary offering.

The option’s value as of March 31, 2015 was $9.8 million. This amount was included as an expense in HealthSouth option expense on our condensed consolidated statement of operations for the three-months ended March 31, 2015 and is included in Other current liabilities on the condensed consolidated balance sheets. On April 9, 2015, HealthSouth exercised the option and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, an additional $1.9 million of expense will be recorded in the second quarter of 2015.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS
	ENDED
	MARCH 31,
In thousands	2015	2014
Weighted average shares outstanding	38,760	38,315
Dilutive effect of equity-based compensation plans and arrangements	—	1,643
Weighted average shares outstanding, assuming dilution	38,760	39,958

All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded.  1,479,000 dilutive share equivalents were excluded for the three-months ended March 31, 2015.

Reportable Segments

We have six operating segments, which aggregate into one reportable segment. Our six operating segments are generally organized geographically. For reporting purposes, we have aggregated our operating segments into one reportable segment because the nature of the services are similar and the businesses exhibit similar economic characteristics, processes, types and classes of customers, methods of service delivery and distribution and regulatory environments.

Net operating loss carryforwards (“NOLs”)

At March 31, 2015, we had federal net operating loss carryforwards of approximately $262.5 million. Such losses expire in various amounts at varying times beginning in 2027. These NOLs are subject to a valuation allowance. Due to the recent secondary offering described above, we are currently analyzing the impact of the limitations imposed by Internal Revenue Code Section 382.  At this time, we do not believe the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any NOLs before they expire; however, we cannot be certain that will be the case.

Recent Revisions to Authoritative Guidance

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  We are currently evaluating the potential impact of this standard on our consolidated financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals (both consolidated investments and equity method investments) can be presented as discontinued operations and modifies related disclosure requirements. Under the new criteria, a discontinued operation is defined as a disposal of a component or group of components, which may include equity method investments, that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU became effective for the Company on January 1, 2015. This ASU did not have a material effect on our consolidated financial position, results of operations or cash flows; however, the presentation of discontinued operations will be impacted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operation and cash flows.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — VARIABLE INTEREST ENTITIES

Under the applicable authoritative guidance, a VIE is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest) or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has the power to direct the activities that most significantly affect the entity’s economic performance.

At March 31, 2015 and December 31, 2014, we consolidated three VIE groups and one VIE group, respectively, for which we were the primary beneficiary. As of March 31, 2015, we consolidated a total of 15 facilities among the three VIE groups, the details of which are as follows:

	# of Consolidated Facilities	# of Consolidated Facilities
VIE Group	as of March 31, 2015	as of December 31, 2014
Future Texas JV	11	10
Kentucky JVs	3	—
Michigan JV	1	—

The carrying amounts and classifications of the assets and liabilities of the VIE groups, which are included in our March 31, 2015 and December 31, 2014 condensed consolidated balance sheets, were as follows:

	MARCH 31,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$12,921	$12,396
Other current assets	4,363	2,236
Total current assets	17,284	14,632
Property and equipment, net	30,676	20,829
Goodwill	82,375	69,330
Intangible assets	18,543	12,663
Total assets	$148,878	$117,454
Liabilities
Current liabilities
Accounts payable and other current liabilities	$14,877	$11,402
Total current liabilities	14,877	11,402
Other long-term liabilities	18,618	12,403
Total liabilities	$33,495	$23,805

The assets of the consolidated VIE groups can only be used to settle the obligations of the VIE groups. The creditors of the VIE groups have no recourse to us, with the exception of $4.0 million and $3.4 million of debt guaranteed by us at March 31, 2015 and December 31, 2014, respectively.

NOTE 5 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the three-months ended March 31, 2015:

Balance at December 31, 2014	$902,391
Acquisitions (see Note 2)	15,568
Other	244
Balance at March 31, 2015	$918,203

NOTE 6 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net operating revenues:
Net patient revenues	$159,461	$146,623
Other revenues	1,710	1,130
Total net operating revenues	161,171	147,753
Operating expenses:
Salaries and benefits	36,227	32,686
Supplies	28,711	25,559
Other operating expenses	35,862	33,014
Depreciation and amortization	5,919	5,005
Total operating expenses	106,719	96,264
Operating income	54,452	51,489
Interest expense, net of interest income	299	383
Income from continuing operations before income tax expense	$54,153	$51,106
Net income	$54,148	$51,093

During the three-months ended March 31, 2015 and 2014, we recorded $0.2 million and $5.8 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense was included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

NOTE 7 — LONG-TERM DEBT

Our long-term debt outstanding consisted of the following:

	AS OF
	MARCH 31,	DECEMBER 31,
	2015	2014
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—
New Term Loan due 2022	450,000	—
Discount of New Term Loan due 2022	(1,537)
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	—	—
Class B Term Loan due 2017	—	212,224
Class C Term Loan due 2018	—	384,150
Discount of Class C Term Loan	—	(452)
6.00% Senior Notes due 2023	250,000	—
Discount of Senior Notes due 2023	(4,375)
Notes payable to banks and others	70,813	64,634
Capital lease obligations	26,317	29,253
	791,218	689,809
Less: Current portion	(25,109)	(24,690)
Long-term debt, net of current portion	$766,109	$665,119

First Quarter 2015 Refinancing Transactions

On March 17, 2015, we issued senior unsecured notes due 2023 in the aggregate principal amount of $250 million (the “Senior Notes”) under an Indenture dated March 17, 2015 among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and certain wholly-owned subsidiaries of the Company (the “Guarantors”) that are guaranteeing the Senior Notes  (the “Indenture”).  Also on March 17, 2015, the Company entered into a $700 million credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “New Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, collectively, the “New Credit Facilities”).  This issuance of the Senior Notes and the entry into the New Credit Facilities are collectively referred to herein as the “Refinancing Transactions.”

The net proceeds received by the Company from the sale of the Senior Notes was $245.6 million after deducting the Initial Purchasers’ (as defined below) discount. The Company used all of those net proceeds, together with approximately $381 million of the $450 million borrowed under the New Term Loan Facility, to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s previous credit facilities (the “Old Credit Facilities”). A portion of the remaining approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions, with the remainder to be used for general corporate purposes.  In connection with the settlement of existing debt upon entering into our New Credit Facilities, we incurred debt modification expense of $4.9 million.

          Senior Notes

On March 17, 2015, the Company issued the Senior Notes under the Indenture.  The Senior Notes were sold to Goldman, Sachs & Co. and certain other initial purchasers (the “Initial Purchasers”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were expected to be resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A and/or Regulation S under the Securities Act.

The Senior Notes are general unsecured obligations of the Company and are guaranteed by the Guarantors and any subsequently acquired wholly-owned subsidiaries that guarantee certain of the Company’s indebtedness, subject to certain exceptions. The Senior Notes are pari passu in right of payment with all of the existing and future senior debt of the Company, including the Company’s indebtedness under the New Credit Facilities, and senior to all existing and future subordinated debt of the Company.

Interest on the Senior Notes accrues at the rate of 6.00% per annum and is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2015. The Senior Notes mature on April 1, 2023.

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  The Company believes that it was in compliance with the covenants contained in the Indenture as of March 31, 2015.

          New Credit Facilities

On March 17, 2015, the Company entered into the New Credit Agreement, which subject to the terms and conditions set forth therein, provides for the New Term Loan Facility and the New Revolving Credit Facility. The New Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan was 4.25% at March 31, 2015.

The New Credit Facilities replaced the Company’s Credit Agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, Surgical Care Affiliates, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

Quarterly principal payments on the loans under the New Term Loan Facility are payable in equal installments in an amount equal to 0.25% of the aggregate initial principal amount of the loans made under the New Term Loan Facility. The loans made under the New Term Loan Facility mature and all amounts then outstanding thereunder are payable on March 17, 2022.

The New Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on March 17, 2020.

Borrowings under the New Credit Agreement bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the New Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the New Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin. The applicable margin for borrowings under the New Term Loan Facility is 2.25% for Base Rate loans and 3.25% for LIBOR Rate loans. The applicable margin for any borrowings under the New Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are payable at the end of each quarter.  The following table outlines the applicable margin for each portion of the New Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Rate Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan due 2022	2.25% (with a Base Rate floor of 2.00%)	3.25% (with a LIBOR Rate floor of 1.00%)

There was no outstanding balance under the New Revolving Credit Facility or the revolving credit facility of the Old Credit Facilities as of March 31, 2015 or December 31, 2014, respectively, other than $4.0 million and $2.9 million, respectively, of letters of credit. As of March 31, 2015, the New Revolving Credit Facility had a capacity of $250.0 million.

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test. At March 31, 2015, we had approximately $4.0 million in such letters of credit outstanding. The Company pays a commitment fee of either 0.375% or 0.500% per annum, depending on the Company’s senior secured leverage ratio, depending on the unused portion of the New Revolving Credit Facility.

The New Credit Facilities are guaranteed by the Company and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the New Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The New Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the New Credit Agreement. Additionally, the New Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The New Credit Agreement also generally restricts SCA’s and SCA’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it and SCA were in compliance with these covenants as of March 31, 2015.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At March 31, 2015, interest rate swaps of $190.0 million remained outstanding.  The remaining aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At each of March 31, 2015 and December 31, 2014, $1.4 million was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At March 31, 2015 and December 31, 2014, $0.7 million and $0.8 million, respectively, were included in Other long-term liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the three-months ended March 31, 2015, the liability related to the swaps decreased by $0.1 million due to $0.4 million of swap settlements and a $0.2 million change in fair value. During the three-months ended March 31, 2015, the Company recorded losses of approximately $0.2 million within Interest expense due to changes in fair value of derivative instruments.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. We previously designated our interest rate swaps as a cash flow hedge; however, the interest rate swaps were de-designated as hedges in the second quarter of 2013.

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of March 31, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 8 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net (loss) income from continuing operations, net of tax, attributable to Surgical Care Affiliates	$(7,696)	$137
Net (loss) income from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(1,470)	97
Net (loss) income, net of tax, attributable to Surgical Care Affiliates	$(9,166)	$234

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net (loss) income attributable to Surgical Care Affiliates	$(9,166)	$234
(Decrease) increase in equity due to sales to noncontrolling interests	(224)	411
Increase (decrease) in equity due to purchases from noncontrolling interests	199	(1,140)
Change from net loss attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$(9,191)	$(495)

$5.2 million of Contributions from noncontrolling interests in the condensed consolidated statement of changes in equity were recorded in the first quarter of 2015 that relate to funding from our partners for their pro rata portion of cash transferred for business combinations.

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

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Balance at beginning of period	$15,444	$21,902
Net income attributable to noncontrolling interests	4,520	4,063
Net change related to purchase of ownership interests	1,362	(553)
Change in distribution accrual	(461)	1,106
Distributions to noncontrolling interests	(5,705)	(6,814)
Balance at end of period	$15,160	$19,704

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at each of March 31, 2015 and December 31, 2014.

HealthSouth Option

We valued the HealthSouth Option (see Note 3) at fair value at March 31, 2015. The fair value of the HealthSouth Option is a Level 2 measurement that is derived from a formula described in the option agreement that is driven by observable, quoted prices in active markets.

The fair values of our assets and liabilities that are measured on a recurring basis are as follows (in millions):

	March 31, 2015
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Assets
Other long-term assets	$—	$—	$—	$—	I
Total assets	$—	$—	$—	$—
Liabilities
Other current liabilities	$—	$11.2	$—	$11.2	I, M
Other long-term liabilities	—	0.7	—	0.7	I
Total liabilities	$—	$11.9	$—	$11.9

	December 31, 2014
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Assets
Other long-term assets	$—	$—	$—	$—	I
Total assets	$—	$—	$—	$—
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	0.8	—	0.8	I
Total liabilities	$—	$2.2	$—	$2.2
[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

Disclosures for Nonrecurring Measurements

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

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our condensed consolidated balance sheets. The carrying value equals fair value for our financial instruments that are classified as current in our condensed consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics, including short-term maturities, call features and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in Level 2 of the fair value hierarchy.

	As of March 31, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$2,063	$2,063	$2,192	$2,192
Long-term debt:
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—	$—	$—
New Term Loan due 2022	450,000	446,355	—	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility	—	—	—	—
Class B Term Loan due 2017	—	—	212,224	206,786
Class C Term Loan due 2018	—	—	384,150	371,905
6.00% Senior Notes due 2023	250,000	252,200	—	—
Notes payable to banks and others	70,813	70,813	64,634	64,634
Financial commitments	$—	$—	$—	$—

NOTE 10 — EQUITY-BASED COMPENSATION

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

Option awards are granted with an exercise price equal to at least the fair market value of the underlying shares at the date of grant. Option awards and RSUs vest based upon the passage of time.

At March 31, 2015, 4,160,206 stock-based awards had been issued under the Plans (excluding forfeitures) and 1,287,310 stock-based awards were available for future equity grants.

During the first three months of 2015, we issued to certain members of our management team 123,513 RSU awards with a fair value of $33.17 per RSU award and 163,349 time-based stock options with an exercise price of $33.17, and a fair value of $13.34 per option. The fair value of these RSU awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 11, Equity-Based Compensation, to the consolidated financial statements of our 2014 Annual Report on Form 10-K.

NOTE 11 — INCOME TAXES

The provision for income tax expense for the three-months ended March 31, 2015 includes the following: (1) current income tax expense of $0.2 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $3.6 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

The provision for income tax expense for the three-months ended March 31, 2014 includes the following: (1) current income tax expense of $0.2 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $1.5 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. We currently have a full valuation allowance against net deferred tax assets, other than the deferred tax liability resulting from the amortization of goodwill, which is considered an indefinite-lived intangible. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of March 31, 2015. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

NOTE 12 — DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net operating revenues	$3,117	$3,774
Costs and expenses	(4,439)	(3,757)
Loss on sale of investments or closures	(70)	(12)
(Loss) income from discontinued operations	(1,392)	5
Income tax (expense) benefit	(78)	92
Net (loss) income from discontinued operations	$(1,470)	$97

The assets and liabilities related to discontinued operations consisted of the following:

	MARCH 31,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$1,653	$1,788
Other current assets	145	171
Total current assets	1,798	1,959
Property and equipment, net	9,148	9,153
Other long term assets	191	191
Total assets	$11,137	$11,303
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,266	$2,280
Total current liabilities	2,266	2,280
Other long-term liabilities	920	683
Total liabilities	$3,186	$2,963

We have three facilities that qualify for reporting as held for sale that do not also qualify for reporting as discontinued operations. Management has committed to selling these facilities, and an active program to locate a buyer is underway. We expect that the sale of these facilities will be completed within twelve months. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale.  There were no assets or liabilities held for sale that were not discontinued operations as of December 31, 2014.

The assets and liabilities held for sale consisted of the following:

MARCH 31,
2015
Assets
Current assets
Accounts receivable, net and other current assets	$1,063
Total current assets	1,063
Property and equipment, net	7,147
Other long term assets	242
Total assets	$8,452
Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,224
Total current liabilities	1,224
Other long-term liabilities	2,564
Total liabilities	$3,788

NOTE 13 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG, served as an arranger in connection with the New Credit Agreement and was paid an arrangement fee in the amount of aproximately $0.2 million during the three-months ended March 31, 2015. TPG Capital BD, LLC also served as an initial purchaser in connection with the offering of the Senior Notes, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by the Selling Stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million.

Certain directors of the Company have received equity-based compensation under the 2013 Omnibus Long-Term Incentive Plan and the Directors and Consultants Equity Incentive Plan as part of their compensation for service on SCA’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three-month periods ended March 31, 2015 and 2014.

NOTE 14 — COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

The Company provides services in a highly regulated industry and is subject to various legal actions, regulatory and other governmental and internal audits and investigations from time to time. As a result, we expect that various lawsuits, claims and legal and regulatory proceedings may be instituted or asserted against us, including, without limitation, employment-related claims and medical negligence claims. Additionally, governmental agencies often possess a great deal of discretion to assess a wide range of monetary penalties and fines. We record accruals for contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position and cash flows and may affect our reputation.

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

NOTE 15 — SUBSEQUENT EVENTS

Effective April 1, 2015, an indirect wholly-owned subsidiary of the Company purchased a 60.0% controlling interest in Specialists in Urology Surgery Center, LLC, which owns and operates three ASCs located in Naples, Bonita Springs and Fort Myers, Florida, for $11.5 million.  These ASCs are consolidated facilities.

Effective April 1, 2015, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 55.0% controlling interest in Seashore Surgical Institute, L.L.C., which owns and operates an ASC in Brick, New Jersey, for $7.3 million.  This ASC is an equity method investment.

Effective April 1, 2015, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 55.0% controlling interest in Mississippi Medical Plaza, L.C., which owns and operates two ASCs in Davenport, Iowa, for $35.3 million.  These ASCs are equity method investments.

Effective May 1, 2015, an indirect wholly-owned subsidiary of the Company purchased a 55.0% controlling interest in Franklin Surgical Center, LLC, which owns and operates an ASC in Basking Ridge, New Jersey, for $21.5 million.  This ASC is a consolidated facility.

Effective May 1, 2015, an indirect wholly-owned subsidiary of the Company purchased a 55.0% controlling interest in Parkway Surgery Center, LLC, which owns and operates an ASC in Hagerstown, Maryland, for $7.7 million.  In addition, SCA purchased the management agreement rights of the facility for $0.4 million.  This ASC is a consolidated facility.

Effective May 8, 2015,  an indirect wholly-owned subsidiary of the Company sold its entire interest in SCA Houston Hospital for Specialized Surgery, L.P. , which owns and operates a surgical hospital in Houston, Texas (the “Houston Hospital”), for $0.3 million.  In addition, an indirect wholly-owned subsidiary of the Company sold the real estate of the Houston Hospital for $10.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2014 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in the section of the 2014 Annual Report on Form 10-K entitled Part I, “Item 1A. Risk Factors.”

OVERVIEW

We are a leading provider of surgical solutions to physicians, health systems and payors, providing high quality, cost-effective surgical care. We were formed in 2007 with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. As of March 31, 2015, we operated in 35 states and had an interest in and/or operated 183 freestanding ASCs, six surgical hospitals and one sleep center with 11 locations. Of these 190 facilities, we consolidated the operations of 101 affiliated facilities, had 62 nonconsolidated affiliated facilities and held no ownership in 27 affiliated facilities that contract with us to provide management services only. In addition, at March 31, 2015, we provided perioperative consulting services to 14 facilities, which are not included in our facility count.

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

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with hospitals, health systems and medical groups and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during the first three months of 2015 to optimize our portfolio by:

•

acquiring a controlling interest in six ASCs that we consolidate (three of these facilities were previously equity method investments and did not increase our facility count, see Note 2 to the condensed consolidated financial statements included herein regarding the Kentucky JVs);

•	acquiring a noncontrolling interest in one ASC that we hold as an equity method investment; and
•	selling a noncontrolling interest in one ASC that we now account for as a managed-only facility (this facility was previously an equity method investment and did not decrease our facility count).

Our consolidated net operating revenues increased $41.4 million, or 21.5%, for the three-months ended March 31, 2015 compared to the three-months ended March 31, 2014. The main factors that contributed to this increase were revenues earned from acquisitions, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 8.9% to $1,921 per case for the three-months ended March 31, 2015 from $1,764 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 112,782 cases during the three-months ended March 31, 2015 from 99,105 cases during the three-months ended March 31, 2014, largely due to acquisitions since March 31, 2014. Our number of consolidated facilities increased to 101 facilities as of March 31, 2015 from 85 facilities as of March 31, 2014.

We do not consolidate 62 of the facilities affiliated with us because we do not hold a controlling equity interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the three-months ended March 31, 2015, systemwide net operating revenues grew by 16.1% compared to the prior year period. Systemwide net patient revenues per case grew by 6.3% compared to the prior year period. These increases were due to acquisitions, increased rates paid under certain payor contracts, increased management fee revenues from nonconsolidated acquisitions, and expansion of an existing facility.

At March 31, 2015, we had 102 facilities in partnership with 44 health systems.   We held ownership interests in facilities in partnership with 33 health systems.  We managed 20 facilities in partnership with another ten health systems. Additionally, there is one health system relationship where we consolidate 11 facilities in which we do not currently hold an equity ownership interest (see Note 3 to the condensed consolidated financial statements included herein regarding Future Texas JV). Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

Our Consolidated Subsidiaries and Nonconsolidated Affiliates

At facilities where we serve as an owner and day-to-day manager, we have significant influence over the operations of such facilities. When we have control of the facility, we account for our investment in the facility as a consolidated subsidiary. When this influence does not represent control of the facility, but we have the ability to exercise significant influence over operating and financial policies, we account for our investment in the facility under the equity method, and treat the facility as a nonconsolidated affiliate. Our net earnings from a facility are the same under either method, but the classification of those earnings in our condensed consolidated statements of operations differs.

For our consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses for these subsidiaries, after elimination of intercompany transactions and accounts. The net income attributable to owners of our consolidated subsidiaries, other than us, is classified within the line item Net income attributable to noncontrolling interests.

For our nonconsolidated affiliates, our condensed consolidated statements of operations reflect our earnings from such facilities in two line items:

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

We took several steps during the three-months ended March 31, 2015 to optimize our facility portfolio by acquiring and selling certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Three-Months	Three-Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Facilities at Beginning of Period
Consolidated facilities:	95	87
Equity method facilities:	65	60
Managed-only facilities:	26	30
Total Facilities:	186	177
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	3	2
Noncontrolling interests acquired in facilities accounted for as equity method investments:	1	—
Management agreements entered into:	—	—
De novos
Consolidated de novo facilities placed into operations:	—	—
De novo facilities accounted for as equity method investments placed into operations:	—	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	3	—
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	—	2
Transactions completed such that consolidated or equity method facilities are accounted for as a managed-only facility:	1	—
Closures and Sales
Consolidated facilities sold:	—	1
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	1
Consolidated facilities closed:	—	2
Equity method facilities closed:	—	—
Management agreements exited from:	—	—
Facilities at End of Period
Consolidated facilities:	101	85
Equity method facilities:	62	61
Managed-only facilities:	27	29
Total Facilities:	190	175
Average Ownership Interest
Consolidated facilities:	48.9%	52.1%
Equity method facilities:	24.8%	25.3%
Perioperative Contracts(1)
Number of contracts at beginning of period:	13	14
Number of contracts at end of period:	14	13
(1)

Perioperative service arrangements involve agreements between SCA and a hospital under which SCA manages the hospital’s outpatient surgery department or departments to improve physician alignment, optimize operational effectiveness and attain key outcomes in quality, growth and financial metrics.

Revenues

Our consolidated net operating revenues for the three-months ended March 31, 2015 and 2014 were $234.1 million and $192.7 million, respectively.

Given the number of our nonconsolidated facilities, driven by the success of our health system and physician partnership growth strategy, we review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following table summarizes our systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide net operating revenues growth and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	16.1%	9.2%
Systemwide net patient revenues per case growth (1)	6.3%	5.5%
Same site systemwide net operating revenues growth (1)(2)	7.7%	(1.2)%
Same site systemwide net patient revenues per case growth (1)(2)	6.7%	(0.1)%

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

Three-Months Ended March 31, 2015 Compared to Three-Months Ended March 31, 2014

Our consolidated net operating revenues increased by $41.4 million, or 21.5%, for the three-months ended March 31, 2015 to $234.1 million from $192.7 million for the three-months ended March 31, 2014. Consolidated net patient revenues per case increased by 8.9% to $1,921 per case during the three-months ended March 31, 2015 from $1,764 per case during the three-months ended March 31, 2014.

For the three-months ended March 31, 2015, systemwide net operating revenues grew by 16.1% compared to the three-months ended March 31, 2014. In addition, for the three-months ended March 31, 2015, systemwide net patient revenues per case grew by 6.3% compared to the three-months ended March 31, 2014.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, three-months ended March 31, 2014(1)(2)	$192.7	$147.8
Add: revenue from acquired facilities	22.9	10.7
revenue from consolidations	4.3	(4.3)
Less: revenue of disposed facilities	(3.1)	(1.6)
revenue from deconsolidated facilities	—	—
Adjusted base year net operating revenues	216.8	152.6
Increase from operations	17.3	8.6
Non-facility based revenue	—	—
Total net operating revenues, three-months ended March 31, 2015	$234.1	$161.2

(1)	$3.3 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.
(2)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Summary of Key Line Items

Net Operating Revenues

The majority of our net operating revenues consists of net patient revenues from the facilities we consolidate for financial reporting purposes. Net patient revenues are derived from fees we collect from insurance companies, Medicare, Medicaid, state workers’ compensation programs, patients and other payors in exchange for providing the facility and related services and supplies a physician requires to perform a surgical procedure. Our Net operating revenues also includes the line item Management fee revenues, which includes fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. The line item Other revenues is composed of other ancillary services and fees received for anesthesia services. The physicians who perform procedures at our facilities bill and collect from their patients and other payors directly for their professional services, and their revenues from such professional services are not included in our net operating revenues.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Managed care and other discount plans	62%	59%
Medicare	19	22
Workers’ compensation	11	11
Patients and other third party payors	4	5
Medicaid	4	3
Total	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Managed care and other discount plans	72%	69%
Medicare	18	17
Workers’ compensation	5	6
Patients and other third party payors	3	6
Medicaid	2	2
Total	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 19% of our net patient revenues for the three-months ended March 31, 2015 and 22% of our net patient revenues for the three-months ended March 31, 2014. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. In October 2014, the Centers for Medicare and Medicaid Services finalized the payment update of 1.4% for ASCs for federal fiscal year 2015, consisting of 1.9% inflation minus a 0.5% productivity factor.  We do not expect this update to materially affect our results.

For the three-months ended March 31, 2015, the net patient revenues from our consolidated facilities located in each of Texas, California and North Carolina represented approximately 15%, 12% and 12%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Alaska, Florida and Idaho represented more than 5% of our total net patient revenues for the three-months ended March 31, 2015. As of March 31, 2015, 28 of our 62 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 62 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 35.6% and 35.9% of our net operating revenues for the three-months ended March 31, 2015 and 2014, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 21.1% and 21.4% of our net operating revenues for the three-months ended March 31, 2015 and 2014, respectively.  Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

HealthSouth Option Expense

HealthSouth Corporation (“HealthSouth”) held an option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis.  The option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option was exercisable on a net exercise basis.

The option’s value as of March 31, 2015 was $9.8 million, and the entire amount was expensed in the first quarter of 2015. There was no expense in the first quarter of 2014 related to the HealthSouth option. On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, an additional $1.9 million of expense will be recorded in the second quarter of 2015.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $4.9 million of debt modification expense. There was no similar loss in the first quarter of 2014.

Loss on Extinguishment of Debt

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized a $0.5 million loss on extinguishment of debt. There was no similar expense in the first quarter of 2014.

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

Net (Loss) Income Attributable to Surgical Care Affiliates

Net (loss) income attributable to Surgical Care Affiliates is derived by subtracting net income attributable to noncontrolling interests from net income. Net income includes certain revenues and expenses that are incurred only through our wholly-owned subsidiaries, and therefore, do not impact net income attributable to noncontrolling interests. These revenues and expenses include management fee revenues, interest expense related to Surgical Care Affiliates’ debt, losses or gains on sales of investments and provision for income taxes. In periods where net income is negatively affected by these non-shared revenues and expenses, the deduction of net income attributable to noncontrolling interests from net income can result in a net loss attributable to Surgical Care Affiliates in periods where net income is positive.

Summary Results of Operations

Three-Months Ended March 31, 2015 Compared to Three-Months Ended March 31, 2014

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended March 31, 2015 and 2014:

	THREE-MONTHS ENDED MARCH 31,
	2015		2014
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$216.6	$159.5	$174.8	$146.6
Management fee revenues	14.1	—	13.1	—
Other revenues	3.3	1.7	4.8	1.2
Total net operating revenues	234.1	161.2	192.7	147.8
Equity in net income of nonconsolidated affiliates(2)	12.1	—	5.7	—
Operating expense:
Salaries and benefits	83.4	36.2	69.2	32.7
Supplies	49.4	28.7	41.2	25.6
Other operating expenses	36.7	25.3	29.2	23.7
Depreciation and amortization	15.2	5.9	11.6	5.0
Occupancy costs	8.2	7.2	6.8	6.3
Provision for doubtful accounts	4.2	3.5	2.9	3.0
Impairment of intangible and long-lived assets	—	—	0.5	—
Loss (gain) on disposal of assets	0.2	(0.1)	(0.0)	0.0
Total operating expenses	197.4	106.7	161.4	96.3
Operating income	48.8	54.5	36.9	51.5
Interest expense	8.8	0.3	7.9	0.4
HealthSouth option expense	9.8	—	—	—
Debt modification expense	4.9	—	—	—
Loss on extinguishment of debt	0.5	—	—	—
Interest income(3)	(0.0)	(0.0)	(0.0)	(0.0)
(Gain) loss on sale of investments	(1.9)	—	4.3	—
Income from continuing operations before income tax expense	26.6	54.2	24.8	51.1
Provision for income tax expense(4)	3.8	0.0	1.7	0.0
Income from continuing operations	22.8	54.1	23.1	51.1
(Loss) income from discontinued operations, net of income tax expense	(1.5)	—	0.1	—
Net income	21.3	$54.1	23.2	$51.1
Less: Net income attributable to noncontrolling interests	(30.5)		(22.9)
Net (loss) income attributable to Surgical Care Affiliates	$(9.2)		$0.2
Equity in net income of nonconsolidated affiliates		$12.1		$5.7
Other Data(5)
Cases—consolidated facilities(6)	112,782		99,105
Cases—equity method facilities(7)	65,338		62,786
Consolidated facilities(8)	101		85
Equity method facilities	62		61
Managed-only facilities	27		29
Total facilities	190		175

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

(2)

For the three-months ended March 31, 2015 and 2014, we recorded amortization expense of $0.2 million and $5.8 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)

Interest income as reported under GAAP was $0.030 million and $0.048 million for the three-months ended March 31, 3015 and 2014, respectively. Interest income of nonconsolidated affiliates was $0.018 million and $0.012 million for the three-months ended March 31, 2015 and 2014, respectively.

(4)	Provision for income tax expense for nonconsolidated affiliates was $0.005 million and $0.013 million for the three-months ended March 31, 2015 and 2014, respectively.
(5)	Case data is presented for the three-months ended March 31, 2015 and 2014, as applicable. Facilities data is presented as of March 31, 2015 and 2014, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of March 31, 2015 we consolidated 15 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $41.4 million, or 21.5%, for the three-months ended March 31, 2015 compared to the three-months ended March 31, 2014. The main factors that contributed to this increase were revenues earned from acquisitions, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 8.9% to $1,921 per case for the three-months ended March 31, 2015 from $1,764 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 112,782 cases during the three-months ended March 31, 2015 from 99,105 cases during the three-months ended March 31, 2014, largely due to acquisitions since March 31, 2014. Our number of consolidated facilities increased to 101 facilities as of March 31, 2015 from 85 facilities as of March 31, 2014.

For the three-months ended March 31, 2015, systemwide net operating revenues grew by 16.1% compared to the three-months ended March 31, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 16 consolidated affiliates, excluding three of which that were previously accounted for as equity method investments (see Note 3 to the condensed consolidated financial statements included herein regarding Kentucky JVs).  The acquisition of noncontrolling interests in seven facilities accounted for as equity method investments since the prior period, increased management fee revenues from acquisitions made subsequent to the prior year period, increased rates earned under certain payor contracts and expansion of an existing facility also contributed to this growth in systemwide net operating revenues. In addition, for the three-months ended March 31, 2015, systemwide net patient revenues per case grew by 6.3% compared to the three-months ended March 31, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $6.4 million, or 112.3%, to $12.1 million during the three-months ended March 31, 2015 from $5.7 million during the three-months ended March 31, 2014. Equity in net income of nonconsolidated affiliates increased due to a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year period and the acquisition of several noncontrolling interests in facilities since March 31, 2014. This increase was primarily offset by the consolidation of three facilities that were previously accounted for as equity method investments in the first quarter of 2014.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $14.2 million, or 20.5%, to $83.4 million for the three-months ended March 31, 2015 from $69.2 million for the three-months ended March 31, 2014 due to the addition of teammates of newly acquired consolidated facilities and corporate investments related to operations and development.

Supplies

Supplies expense increased $8.2 million, or 19.9%, to $49.4 million for the three-months ended March 31, 2015 from $41.2 million for the three-months ended March 31, 2014. Supplies expense per case increased by 5.3% during the three-months ended March 31, 2015, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $7.5 million, or 25.7%, to $36.7 million for the three-months ended March 31, 2015 from $29.2 million for the three-months ended March 31, 2014. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $3.6 million, or 31.0%, to $15.2 million for the three-months ended March 31, 2015 from $11.6 million for the three-months ended March 31, 2014, primarily due to consolidated acquisitions and the addition of new capitalized assets since March 31, 2014.

Occupancy Costs

Occupancy costs increased $1.4 million, or 20.6%, to $8.2 million for the three-months ended March 31, 2015 from $6.8 million for the three-months ended March 31, 2014, primarily due to acquisitions after the prior year period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts increased to $4.2 million for the three-months ended March 31, 2015 as compared to $2.9 million during the three-months ended March 31, 2014. However, it remained consistent as a percentage of net patient revenues, at approximately 2.0%, for each of the three-months ended March 31, 2015 and 2014.

Interest Expense

Interest expense increased $0.9 million, or 11.4%, to $8.8 million for the three-months ended March 31, 2015 from $7.9 million for the three-months ended March 31, 2014, primarily due to the refinancing of our indebtedness during the first quarter of 2015.

Gain (Loss) on Sale of Investments

We recognized gains on sale of investments of $1.9 million for the three-months ended March 31, 2015 and losses on sale of investments of $4.3 million for the three-months ended March 31, 2014. The gains recognized during the three-months ended March 31, 2015 were primarily due to the sale of the right to manage a facility held as an equity method investment. The losses for the three-months ended March 31, 2014 were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the three-months ended March 31, 2015, income tax expense was $3.8 million, representing an effective tax rate of 14.3%, compared to an expense of $1.7 million, representing an effective tax rate of 6.8%, for the three-months ended March 31, 2014. The $3.8 million in expense for the three-months ended March 31, 2015 included $3.6 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $1.7 million in expense for the three-months ended March 31, 2014 included $1.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of March 31, 2015. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $7.6 million, or 33.2%, to $30.5 million for the three-months ended March 31, 2015 from $22.9 million for the three-months ended March 31, 2014. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net (loss) income attributable to Surgical Care Affiliates

Net (loss) income attributable to Surgical Care Affiliates decreased $9.4 million to $9.2 million of net loss for the three-months ended March 31, 2015 from net income of $0.2 million for the three-months ended March 31, 2014.  While our facilities’ revenue and operating income increased during the three-months ended March 31, 2014, the increase in revenues and operating income was more than offset by increases in net income attributable to noncontrolling interests, the HealthSouth option expense and debt modification expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Net operating revenues	$3.1	$3.8
Costs and expenses	(4.4)	(3.8)
Loss on sale of investments or closures	(0.1)	(0.0)
(Loss) income from discontinued operations	(1.4)	0.0
Income tax (expense) benefit	(0.1)	0.1
Net (loss) income from discontinued operations	$(1.5)	$0.1

Both the decline in net operating revenues and the increase in costs and expenses from the prior year quarter were due to the deterioration of the operating results of one facility identified as a discontinued operation. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our existing debt, making capital expenditures on our existing properties, financing acquisitions of interests in ASCs and surgical hospitals and making distributions to noncontrolling interests. These continuing liquidity requirements have been and will continue to be significant, primarily due to financing costs relating to our indebtedness. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the three-months ended March 31, 2015 and 2014:

	THREE-MONTHS
	ENDED
	MARCH 31,
	2015	2014
Net cash provided by operating activities	$38.6	$44.4
Net cash used in investing activities	(20.7)	(17.5)
Net cash provided by (used in) financing activities	67.3	(22.5)
Increase in cash and cash equivalents	$85.2	$4.5

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	THREE-MONTHS
	ENDED
	MARCH 31,
	2015	2014
Net income	$21.3	$23.2
Depreciation and amortization	15.2	11.6
Distributions from nonconsolidated affiliates	13.1	14.5
Provision for doubtful accounts	4.2	2.9
Equity in income of nonconsolidated affiliates	(12.1)	(5.7)
Other operating cash flows, net	(3.1)	(2.1)
Net cash provided by operating activities	$38.6	$44.4

During the three-months ended March 31, 2015, we generated $38.6 million of cash flows provided by operating activities compared to $44.4 million during the three-months ended March 31, 2014. Cash flows from operating activities decreased $5.8 million, or 13.1%, from the prior year period, primarily due to debt modification costs of $4.9 million paid in March 2015 and lower distributions from nonconsolidated affiliates driven by an acquisition made by a nonconsolidated affiliate that was funded from withheld distributions.

Cash Flows Used in Investing Activities

During the three-months ended March 31, 2015, our net cash used in investing activities was $20.7 million, consisting primarily of $13.4 million for business acquisitions, net of cash acquired, payment of an acquisition deposit of $11.5 million for a transaction that we expect to closed in April 2015, $8.0 million of capital expenditures, a $3.9 million increase in restricted cash and $2.0 million of purchases of equity interests in nonconsolidated affiliates, partially offset by $20.5 million of proceeds from the sale of equity interests of nonconsolidated affiliates. Cash flows used in investing activities increased $3.2 million, or 18.3%, from the prior year period, primarily due to an increase in cash outflows for business acquisitions partially offset by an increase in cash inflows from proceeds from sale of equity interests of nonconsolidated affiliates.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three-months ended March 31, 2015 was $67.3 million, consisting primarily of $697.3 million in long-term debt borrowings and $5.2 million of contributions from noncontrolling interests of consolidated affiliates, partially offset by $599.5 million for principal payments on long-term debt and $34.6 million of distributions to noncontrolling interests, which primarily related to existing facilities.

Net cash provided by financing activities increased $89.8 million, or 399.1%, from the prior year period, primarily due to higher net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015.

Cash and cash equivalents were $94.0 million at March 31, 2015 as compared to $8.7 million at December 31, 2014. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at March 31, 2015 was $80.7 million compared to a deficit of $11.9 million at December 31, 2014, an increase of $92.6 million, or 778.2%. This increase was primarily driven by an increase in Cash and cash equivalents.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) liquidity needs.

Debt

Our primary sources of funding have been the incurrence of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the New Revolving Credit Facility.

First Quarter 2015 Refinancing Transactions

On March 17, 2015, the Company issued $250 million aggregate principal amount of its 6.00% senior unsecured notes due 2023 (the “Senior Notes”) under an Indenture dated March 17, 2015 (the “Indenture”).  Also, on March 17, 2015, the Company entered into a $700 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “New Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, collectively, the “New Credit Facilities”).

The net proceeds received by the Company from the sale of the Senior Notes was $245.6 million after deducting the initial purchasers’ discount. The Company used the net proceeds from the sale of the Senior Notes, together with approximately $381 million of the aggregate of $450.0 million in principal amount of borrowings under the Company’s New Term Loan Facility (together with the issuance of the Senior Notes, the “Refinancing Transactions”), to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s then existing credit facilities. The remaining approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our New Credit Agreement, we incurred debt modification costs of $4.9 million.

          Senior Notes

On March 17, 2015, Surgical Care Affiliates, Inc. issued the Senior Notes under the Indenture.  The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain wholly-owned subsidiaries of the Company and any subsequently acquired wholly-owned subsidiaries that guarantee certain of the Company’s indebtedness, subject to certain exceptions. The Senior Notes are pari passu in right of payment with all of the existing and future senior debt of the Company, including the Company’s indebtedness under the New Credit Facilities, and senior to all existing and future subordinated debt of the Company.

Interest on the Senior Notes accrues at the rate of 6.00% per annum and is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2015. The Senior Notes mature on April 1, 2023.

The Indenture contains certain customary affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of March 31, 2015, we believe that we were in compliance with these covenants.

          New Credit Facilities

On March 17, 2015, the Company entered into the $700 million New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The New Credit Agreement, subject to the terms and conditions set forth therein, provides for a seven-year, $450 million New Term Loan Facility and a five-year, $250 million New Revolving Credit Facility. The New Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan was 4.25% at March 31, 2015.

The New Credit Facilities replaced the Company’s Credit Agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, Surgical Care Affiliates, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

Quarterly principal payments on the loans under the New Term Loan Facility are payable in equal installments in an amount equal to 0.25% of the aggregate initial principal amount of the loans made under the New Term Loan Facility. The loans made under the New Term Loan Facility mature and all amounts then outstanding thereunder are payable on March 17, 2022.

The following table indicates the current maturity date of the New Credit Facilities:

Facility	Maturity Date
New Revolving Credit Facility	March 17, 2020
New Term Loan due 2022	March 17, 2022

Borrowings under the New Credit Agreement bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the New Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the New Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin.

The applicable margin for borrowings under the New Term Loan Facility is 2.25% for Base Rate loans and 3.25% for LIBOR Rate loans. The applicable margin for any borrowings under the New Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are made at the end of each quarter.  The following table outlines the applicable margin for each portion of the New Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan due 2022	2.25% (with a Base Rate floor of 2.00%)	3.25% (with a LIBOR Rate floor of 1.00%)

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test.

The Credit Agreement contains certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of March 31, 2015, we believe that we and SCA were in compliance with these covenants.

Contractual Obligations

The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as of March 31, 2015 to reflect the new projected principal and interest payments for the remainder of 2015 and beyond as follows:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
	(in millions)
Debt obligations	$700.0	$3.4	$9.0	$9.0	$678.6
Interest on debt obligations	257.5	28.6	68.1	67.3	93.5
	$957.5	$32.0	$77.1	$76.3	$772.1

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at March 31, 2015 remain constant.

As of March 31, 2015, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.

Capital Expenditures

Capital expenditures totaled $8.0 million and $8.5 million for the three-months ended March 31, 2015 and 2014, respectively. The capital expenditures made during the three-months ended March 31, 2015 consisted primarily of fixture improvements made at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At March 31, 2015, we accounted for 62 of our 190 affiliated facilities under the equity method. Like our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At March 31, 2015, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $52.2 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 24% at March 31, 2015. We or one of our wholly-owned subsidiaries collectively guaranteed $2.1 million of the $52.2 million in total debt of our nonconsolidated affiliates as of March 31, 2015. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $10.2 million at March 31, 2015.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There were no material changes to our critical accounting policies during the three-months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of March 31, 2015, we had $764.9 million of indebtedness (excluding capital leases), of which $486.7 million is at variable interest rates and $278.2 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At March 31, 2015, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million became effective on September 30, 2012, and the remaining forward starting interest rate swap with a notional amount of $140.0 million became effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million terminated on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at March 31, 2015, our annual interest expense would increase by approximately $2.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of March 31, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. See Note 14, Commitments and Contingent Liabilities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which is incorporated herein by reference in response to this item.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

The following discussion updates three of the risk factors previously included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness. As of March 31, 2015, we had approximately $764.9 million of indebtedness (excluding capital leases), which includes $450.0 million under our New Credit Facilities and $250.0 million of Senior Notes. We also have $250.0 million of unused commitments under our New Revolving Credit Facility. At March 31, 2015, we had approximately $4.0 million in letters of credit outstanding.

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

Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition. Furthermore, our interest expense could increase if interest rates increase because a portion of our debt under our New Credit Facilities bears interest at floating rates, which could adversely affect our cash flows. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, the Credit Agreement governing our New Credit Facilities and the Indenture governing our Senior Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. Utilization of the New Revolving Credit Facility in an amount in excess of $15.0 million is subject to compliance with a total leverage ratio test. In addition, our New Credit Facilities require prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. Finally, our New Credit Facilities require the repayment in full of all amounts outstanding thereunder upon a change of control, as defined therein, and the Indenture governing our Senior Notes requires us upon a change of control, as defined therein, to make an offer to repurchase all of the outstanding Senior Notes.

TPG continues to have significant influence over us, including control over decisions that require the approval of our stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.

Pursuant to our Stockholders’ Agreement with TPG FOF V-A, L.P., TPG FOF V-B, L.P. and TPG Partners V, L.P. (collectively, the “TPG Funds”), dated November 4, 2013 (as amended on September 17, 2014, the “Stockholders’ Agreement”), so long as TPG collectively owns at least 50% of the 23,940,916 shares of our common stock that were held by TPG at the closing of our initial public offering (the “Post-IPO Shares”), TPG has the right to designate for nomination a majority of the seats on our board of directors. Our board of directors is currently comprised of eight directors. TPG has designated for nomination four of our directors and has the right to request that we increase the size of our board to nine directors and to fill such vacancy with a director designated by TPG. The following four directors were designated for nomination by TPG and currently serve on our board: Todd B. Sisitsky, a TPG Partner, Jeffrey K. Rhodes, a TPG Partner, and Thomas C. Geiser and Sharad Mansukani, M.D., each of whom provide consulting services to TPG. When TPG owns less than 50%, but at least 30%, of the Post-IPO Shares, TPG will be entitled to designate for nomination three directors to our board. When TPG owns less than 30%, but at least 10%, of the Post-IPO Shares, TPG will be entitled to designate for nomination two directors to our board. Thereafter, TPG will be entitled to designate for nomination one director so long as TPG collectively owns at least 3% of the Post-IPO Shares. In the event that our board of directors is increased or decreased in size at any time, the nomination rights afforded to TPG will be proportionately adjusted, rounded up to the nearest whole person. TPG currently owns approximately 67.5% of the Post-IPO Shares. Accordingly, TPG has the right to designate for nomination a majority of our directors.

Additionally, so long as TPG collectively continues to hold in excess of 33 1⁄3% of our outstanding shares of common stock, TPG has the ability to prevent the approval of any amendment to our Certificate of Incorporation or By-Laws, and may prevent the approval of certain business combination transactions by voting against such items, which require approval by 66 2⁄3% of our outstanding shares of common stock. Further, so long as TPG continues to hold a significant percentage of our outstanding shares of common stock, TPG will also have the ability to significantly influence the vote in an election of directors to serve on our board of directors and the outcome of actions that require the vote of our stockholders. TPG currently owns approximately 41.5% of our outstanding shares of common stock.

As a result of its ownership of our common stock and the rights of the TPG Funds under the Stockholders’ Agreement, TPG can exercise significant influence, if not control, over our affairs and policies, including commencing bankruptcy proceedings, taking certain actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions) and appointing members of our management regardless of whether others believe that such action is in our best interests. The interests of TPG may not be consistent with your interests as a stockholder. This control may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, although we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware, which regulates corporate takeovers, our Certificate of Incorporation contains similar provisions related to business combinations with interested stockholders and provides that TPG and any of its direct or indirect transferees, and any group as to which such persons are a party, do not constitute interested stockholders for purposes of this provision.

Additionally, TPG is in the business of making investments in companies and may currently hold, and may from time to time in the future acquire, controlling interests in businesses engaged in industries that complement or compete, directly or indirectly, with certain portions of our business. Further, if TPG pursues other acquisitions in our industry, those acquisitions may not be available to us. So long as the TPG Funds continue to own a significant amount of our equity, TPG will continue to be able to strongly influence or effectively control our decisions.

We rely on our significant stockholder.

We have in recent years depended on our relationship with TPG, our significant stockholder, to help guide our business plan and we continue to rely on TPG’s significant expertise in financial matters. This expertise has been available to us through the representatives TPG has on the Company’s board of directors. Representatives of TPG have the ability to appoint a majority of the seats on our board of directors and have currently appointed half of our directors. In the future, TPG may elect to continue to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.

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
4.1

Indenture dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

4.2	Form of 6.00% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)
4.3	Form of 6.00% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)
10.1

Credit Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.2

Pledge and Security Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc. certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.3

Guaranty dated as of March 17, 2015, among Surgical Care Affiliates, Inc., certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

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

SURGICAL CARE AFFILIATES, INC.
Date: May 11, 2015	/s/ Andrew P. Hayek
Andrew P. Hayek President and Chief Executive Officer
Date: May 11, 2015	/s/ Peter J. Clemens IV
Peter J. Clemens IV Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
4.1

Indenture dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

4.2	Form of 6.00% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)
4.3	Form of 6.00% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)
10.1

Credit Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.2

Pledge and Security Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc. certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.3

Guaranty dated as of March 17, 2015, among Surgical Care Affiliates, Inc., certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

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