Form 10-Q
period 2015-06-30
Surgical Care Affiliates, Inc.
filed 2015-08-04
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2015
Common stock, $0.01 par value	39,479,212 shares

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$77,838	$8,731
Restricted cash	24,883	24,073
Accounts receivable, net of allowance for doubtful accounts (2015 - $14,094; 2014 - $10,448)	102,189	100,529
Receivable from nonconsolidated affiliates	35,287	72,030
Prepaids and other current assets	32,651	30,170
Current assets related to discontinued operations	7	1,959
Current assets held for sale	1,201	—
Total current assets	274,056	237,492
Property and equipment, net of accumulated depreciation	221,971	209,642
Goodwill	979,129	902,391
Intangible assets, net of accumulated amortization	95,159	84,262
Deferred debt issue costs	7,932	5,383
Investment in and advances to nonconsolidated affiliates	207,255	194,610
Other long-term assets	5,088	4,311
Assets related to discontinued operations	480	9,344
Assets held for sale	7,520	—
Total assets (a)	$1,798,590	$1,647,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$26,848	$24,690
Accounts payable	29,237	31,717
Accrued payroll	25,346	29,199
Accrued interest	4,637	234
Accrued distributions	32,170	29,134
Payable to nonconsolidated affiliates	66,680	104,519
Deferred income tax liability	908	855
Other current liabilities	29,576	26,747
Current liabilities related to discontinued operations	2,015	2,280
Current liabilities held for sale	1,198	—
Total current liabilities	218,615	249,375
Long-term debt, net of current portion	774,875	665,119
Deferred income tax liability	138,306	130,165
Other long-term liabilities	21,391	19,683
Liabilities related to discontinued operations	426	683
Liabilities held for sale	2,526	—
Total liabilities (a)	1,156,139	1,065,025
Commitments and contingent liabilities (Note 14)
Noncontrolling interests – redeemable (Note 8)	16,965	15,444
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 39,458 and 38,648 shares outstanding, respectively	395	386
Additional paid-in capital	440,478	419,088
Accumulated deficit	(180,741)	(176,135)
Total Surgical Care Affiliates’ equity	260,132	243,339
Noncontrolling interests – non-redeemable (Note 8)	365,354	323,627
Total equity	625,486	566,966
Total liabilities and equity	$1,798,590	$1,647,435
(a)

Our consolidated assets as of June 30, 2015 and December 31, 2014 include total assets of our variable interest entities (“VIEs”) of $148.5 million and $117.5 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2015 and December 31, 2014 include total liabilities of the VIEs of $34.3 million and $23.8 million, respectively, for which the creditors of the VIEs have no recourse to us, with the exception of $4.5 million and $3.4 million of debt guaranteed by us at June 30, 2015 and December 31, 2014, respectively. See further description in Note 4, Variable Interest Entities.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	JUNE 30,
	2015	2014
Net operating revenues:
Net patient revenues	$233,860	$191,324
Management fee revenues	14,391	15,327
Other revenues	5,435	2,069
Total net operating revenues	253,686	208,720
Equity in net income of nonconsolidated affiliates	11,631	7,934
Operating expenses:
Salaries and benefits	84,932	72,747
Supplies	51,841	43,363
Other operating expenses	38,121	30,210
Depreciation and amortization	15,897	12,770
Occupancy costs	9,190	7,262
Provision for doubtful accounts	4,455	3,370
Gain on disposal of assets	(35)	(14)
Total operating expenses	204,401	169,708
Operating income	60,916	46,946
Interest expense	10,710	8,436
HealthSouth option expense	1,873	—
Debt modification expense	154	—
Interest income	(42)	(49)
Loss (gain) on sale of investments	272	(4)
Income from continuing operations before income tax expense	47,949	38,563
Provision for income tax expense	4,267	1,392
Income from continuing operations	43,682	37,171
Loss from discontinued operations, net of income tax expense	(172)	(2,690)
Net income	43,510	34,481
Less: Net income attributable to noncontrolling interests	(38,950)	(28,452)
Net income attributable to Surgical Care Affiliates	$4,560	$6,029
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.12	$.23
Discontinued operations attributable to Surgical Care Affiliates	$.00	$(.07)
Net income per share attributable to Surgical Care Affiliates	$.12	$.16
Basic weighted average shares outstanding	39,383	38,380
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.11	$.22
Discontinued operations attributable to Surgical Care Affiliates	$.00	$(.07)
Net income per share attributable to Surgical Care Affiliates	$.11	$.15
Diluted weighted average shares outstanding	40,797	39,865

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	SIX-MONTHS ENDED
	JUNE 30,
	2015	2014
Net operating revenues:
Net patient revenues	$450,495	$366,121
Management fee revenues	28,513	28,412
Other revenues	8,769	6,839
Total net operating revenues	487,777	401,372
Equity in net income of nonconsolidated affiliates	23,702	13,633
Operating expenses:
Salaries and benefits	168,325	141,924
Supplies	101,262	84,548
Other operating expenses	74,815	59,396
Depreciation and amortization	31,123	24,371
Occupancy costs	17,410	14,107
Provision for doubtful accounts	8,679	6,314
Impairment of intangible and long-lived assets	—	515
Loss (gain) on disposal of assets	197	(51)
Total operating expenses	401,811	331,124
Operating income	109,668	83,881
Interest expense	19,538	16,352
HealthSouth option expense	11,702	—
Debt modification expense	5,032	—
Loss on extinguishment of debt	544	—
Interest income	(71)	(97)
(Gain) loss on sale of investments	(1,594)	4,307
Income from continuing operations before income tax expense	74,517	63,319
Provision for income tax expense	8,080	3,074
Income from continuing operations	66,437	60,245
Loss from discontinued operations, net of income tax expense	(1,642)	(2,593)
Net income	64,795	57,652
Less: Net income attributable to noncontrolling interests	(69,401)	(51,389)
Net (loss) income attributable to Surgical Care Affiliates	$(4,606)	$6,263
Basic net (loss) income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(.08)	$.23
Discontinued operations attributable to Surgical Care Affiliates	$(.04)	$(.07)
Net (loss) income per share attributable to Surgical Care Affiliates	$(.12)	$.16
Basic weighted average shares outstanding	39,073	38,349
Diluted net (loss) income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$(.08)	$.22
Discontinued operations attributable to Surgical Care Affiliates	$(.04)	$(.06)
Net (loss) income per share attributable to Surgical Care Affiliates	$(.12)	$.16
Diluted weighted average shares outstanding	39,073	39,921

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net income and comprehensive income	$43,510	$34,481	$64,795	$57,652
Net income and comprehensive income attributable to noncontrolling interests	(38,950)	(28,452)	(69,401)	(51,389)
Net income (loss) and comprehensive income (loss) attributable to Surgical Care Affiliates	$4,560	$6,029	$(4,606)	$6,263

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2013	38,166	$382	$413,419	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	6,263	6,263	41,817	48,080
Stock options exercised	289	3	1,184	—	1,187	—	1,187
Stock compensation	—	—	1,600	—	1,600	—	1,600
Net change in equity related to purchase of ownership interests	—	—	(1,166)	—	(1,166)	23,401	22,235
Contributions from noncontrolling interests	—	—	—	—	—	16,892	16,892
Change in distribution accrual	—	—	—	—	—	(3,931)	(3,931)
Distributions to noncontrolling interests	—	—	—	—	—	(37,553)	(37,553)
Balance at June 30, 2014	38,455	$385	$415,037	$(201,852)	$213,570	$250,911	$464,481

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2014	38,648	$386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net (loss) income	—	—	—	(4,606)	(4,606)	58,198	53,592
Issuance of stock pursuant to teammate equity plans	484	6	5,626	—	5,632	—	5,632
HealthSouth stock option	326	3	11,699	—	11,702	—	11,702
Stock compensation	—	—	3,761	—	3,761	—	3,761
Net change in equity related to purchase of ownership interests	—	—	304	—	304	43,982	44,286
Contributions from noncontrolling interests	—	—	—	—	—	5,208	5,208
Change in distribution accrual	—	—	—	—	—	(4,294)	(4,294)
Distributions to noncontrolling interests	—	—	—	—	—	(61,367)	(61,367)
Balance at June 30, 2015	39,458	$395	$440,478	$(180,741)	$260,132	$365,354	$625,486

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX-MONTHS ENDED
	JUNE 30,
	2015	2014
Cash flows from operating activities
Net income	$64,795	$57,652
Loss from discontinued operations	1,642	2,593
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	8,679	6,314
Depreciation and amortization	31,123	24,371
Amortization of deferred issuance costs	720	1,589
Impairment of intangible and long-lived assets	—	515
Realized (gain) loss on sale of investments	(1,594)	4,307
Loss (gain) on disposal of assets	197	(51)
Equity in net income of nonconsolidated affiliates	(23,702)	(13,633)
Distributions from nonconsolidated affiliates	27,507	27,026
Deferred income tax	7,495	3,139
Stock compensation	3,761	1,600
Change in fair value of interest rate swap	287	458
Loss on extinguishment of debt	544	—
HealthSouth option expense	11,702	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	(5,743)	(803)
Other assets	30,098	(21,022)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(3,635)	(2,191)
Accrued payroll	(4,590)	(7,730)
Accrued interest	4,403	(288)
Other liabilities	(34,020)	4,706
Other, net	(534)	(75)
Net cash used in operating activities of discontinued operations	(2,389)	(1,809)
Net cash provided by operating activities	116,746	86,668
Cash flows from investing activities
Capital expenditures	(19,023)	(18,172)
Proceeds from disposal of assets	256	153
Proceeds from sale of business	—	2,744
Proceeds from sale of equity interests of nonconsolidated affiliates	20,138	888
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	—	2,375
Decrease in cash related to conversion of consolidated affiliates to equity interests	—	(30)
(Increase) decrease in restricted cash	(310)	5,254
Net settlements on interest rate swap	(727)	(784)
Business acquisitions, net of cash acquired (2015 - $1,188; 2014 - $144)	(54,731)	(34,992)
Purchase of equity interests in nonconsolidated affiliates	(30,272)	(3,999)
Net cash provided by investing activities of discontinued operations	11,000	—
Other	(3,017)	(3,136)
Net cash used in investing activities	$(76,686)	$(49,699)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	SIX-MONTHS ENDED
	JUNE 30,
	2015	2014
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$703,648	$14,544
Payment of debt acquisition costs	(3,238)	—
Principal payments on line of credit arrangements and long-term debt	(604,063)	(7,750)
Principal payments under capital lease obligations	(5,097)	(4,271)
Distributions to noncontrolling interests of consolidated affiliates	(73,695)	(49,486)
Contributions from noncontrolling interests of consolidated affiliates	5,208	11,668
Proceeds from sale of equity interests of consolidated affiliates	4,399	2,321
Repurchase of equity interests of consolidated affiliates	(3,499)	(1,946)
Proceeds from teammate equity plans	8,195	1,187
Other	(2,795)	—
Net cash provided by (used in) financing activities	29,063	(33,733)
Change in cash and cash equivalents	69,123	3,236
Cash and cash equivalents at beginning of period	8,731	85,829
Cash and cash equivalents of discontinued operations at beginning of period	37	1
Less: Cash and cash equivalents of discontinued operations at end of period	(53)	(107)
Cash and cash equivalents at end of period	$77,838	$88,959
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$9,291	$7,788
Goodwill attributable to sale of surgery centers	—	752
Net investment in consolidated affiliates that became equity method facilities	—	970
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	—	3,180
Accrued capital expenditures at end of period	3,476	901
Contributions from noncontrolling interests of consolidated affiliates	—	5,224
Equity interest purchase in nonconsolidated affiliates via withheld distributions	5,259	—

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of June 30, 2015, the Company operated in 34 states and had an interest in and/or operated 187 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Florida, Indiana, Texas and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the six-months ended June 30, 2015, our portfolio of facilities changed as follows:

•	we acquired a controlling interest in eleven ASCs that we consolidate (three of these facilities were previously equity method investments, see Note 2 regarding the Kentucky JVs);
•	we acquired a noncontrolling interest in six ASCs that we hold as equity method investments (three of these facilities were previously managed-only facilities); and
•

we closed three consolidated ASCs, sold a consolidated surgical hospital and sold a noncontrolling interest in one ASC and now account for it as a managed-only facility (this facility was previously an equity method investment).

Business Structure

We operate our facilities through strategic relationships with approximately 2,600 physician partners and, in many cases, with healthcare systems that have strong local market positions and that we believe have strong reputations for clinical excellence. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 193 facilities as follows:

AS OF
JUNE 30, 2015
Consolidated facilities(1)	102
Equity method facilities	67
Managed-only facilities	24
Total facilities	193
(1)	As of June 30, 2015, we consolidated 15 facilities as a Variable Interest Entity (“VIE”) (see Note 4).

In addition, at June 30, 2015 and December 31, 2014, we provided perioperative consulting services to 9 and 13 facilities, respectively, which are not included in the above facility count.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions for Form 10-Q, and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments

(consisting only of normal, recurring items) necessary for a fair statement of the results for the interim period presented. Operating results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2014 consolidated financial statements included in our 2014 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS

Acquisitions

During the six-months ended June 30, 2015, we acquired a controlling interest in eleven ASCs for total consideration of $57.9 million. Three of the eleven ASCs were previously equity method investments, and five of the eleven ASCs were acquired through our VIE groups (see Note 4) for which we are the primary beneficiary.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets was based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill acquired as a result of the 2015 transactions was $75.5 million, approximately $50.8 million of which is expected to be tax deductible.

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

Assets
Current assets
Cash and cash equivalents	$287
Accounts receivable	1,609
Other current assets	667
Total current assets	2,563
Property and equipment	4,020
Goodwill	5,389
Intangible assets	1,803
Total assets	$13,775
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,119
Total current liabilities	2,119
Other long-term liabilities	4,684
Total liabilities	$6,803

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

Assets
Current assets
Cash and cash equivalents	$62
Accounts receivable	240
Other current assets	12
Total current assets	314
Property and equipment	2,231
Goodwill	2,472
Intangible assets	1,326
Total assets	$6,343
Liabilities
Current liabilities
Accounts payable and other current liabilities	$493
Total current liabilities	493
Other long-term liabilities	75
Total liabilities	$568

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

Assets
Current assets
Cash and cash equivalents	$130
Accounts receivable	553
Other current assets	54
Total current assets	737
Property and equipment	4,742
Goodwill	1,717
Intangible assets	1,814
Total assets	$9,010
Liabilities
Current liabilities
Accounts payable and other current liabilities	$735
Total current liabilities	735
Other long-term liabilities	2,151
Total liabilities	$2,886

In March 2015, the Future Texas JV, as defined and further described in Note 3, purchased a 61.0% controlling interest in NovaMed Surgery Center of Dallas, LP (the “Partnership”), which owns and operates an ASC in Dallas, Texas, for $6.8 million.  Simultaneously with the closing of the transaction, the Partnership converted to a Texas limited liability company, Texas Health Surgery Center Preston Plaza, LLC.  In addition, SCA purchased the management rights of the facility for $1.2 million.  This ASC is a consolidated facility. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$421
Accounts receivable	457
Other current assets	68
Total current assets	946
Property and equipment	1,592
Goodwill	6,129
Intangible assets	4,813
Total assets	$13,480
Liabilities
Current liabilities
Accounts payable and other current liabilities	$631
Total current liabilities	631
Other long-term liabilities	159
Total liabilities	$790

In April 2015, an indirect wholly-owned subsidiary of the Company purchased a 60.0% controlling interest in Specialists in Urology Surgery Center, LLC, which owns and operates three ASCs located in Naples, Bonita Springs and Fort Myers, Florida, for $11.5 million.  These ASCs are consolidated facilities.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$2
Accounts receivable	860
Other current assets	267
Total current assets	1,129
Property and equipment	6,880
Goodwill	16,730
Intangible assets	2,190
Total assets	$26,929
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,402
Total current liabilities	2,402
Other long-term liabilities	5,188
Total liabilities	$7,590

In May 2015, an indirect wholly-owned subsidiary of the Company purchased a 55.0% controlling interest in Parkway Surgery Center, LLC, which owns and operates an ASC in Hagerstown, Maryland, for $7.7 million.  In addition, SCA purchased the management agreement rights of the facility for $0.4 million.  This ASC is a consolidated facility.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$276
Accounts receivable	466
Other current assets	42
Total current assets	784
Property and equipment	732
Goodwill	12,128
Intangible assets	1,960
Total assets	$15,604
Liabilities
Current liabilities
Accounts payable and other current liabilities	$462
Total current liabilities	462
Other long-term liabilities	742
Total liabilities	$1,204

In May 2015, an indirect wholly-owned subsidiary of the Company purchased a 55.0% controlling interest in Franklin Surgical Center, LLC, which owns and operates an ASC in Basking Ridge, New Jersey, for $21.5 million.  This ASC is a consolidated facility. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$10
Accounts receivable	1,582
Other current assets	64
Total current assets	1,656
Property and equipment	3,047
Goodwill	30,973
Intangible assets	3,825
Total assets	$39,501
Liabilities
Current liabilities
Accounts payable and other current liabilities	$367
Total current liabilities	367
Other long-term liabilities	42
Total liabilities	$409

Intangible assets acquired in 2015 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$2,510	15.0*
Licenses	$2,839	15.0*
Management agreements	$6,182	15.0*
Noncompete agreements	$6,200	4.8*
Total	$17,731	11.4*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

The purchase price allocations above are preliminary.  Additionally, all purchase price allocations related to business combinations completed in the third and fourth quarters of 2014 are preliminary. When we obtain all relevant information, our provisional purchase price allocation may be retrospectively adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates which would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to working capital balances.

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

In April 2015, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 55.0% controlling interest in Mississippi Medical Plaza, L.C., which owns and operates two ASCs in Davenport, Iowa, for $35.3 million.  These ASCs are equity method investments.

Also in April 2015, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 55.0% controlling interest in Seashore Surgical Institute, L.L.C., which owns and operates an ASC in Brick, New Jersey, for $7.3 million.  This ASC is an equity method investment.

Additionally, in April 2014, a wholly-owned subsidiary of SCA (the “SCA Subsidiary”) loaned a wholly-owned subsidiary of a health system partner (the “Counterparty”) $3.0 million in exchange for a promissory note that was convertible at the Counterparty’s option into a 49% noncontrolling ownership interest in the Counterparty.  Also on April 1, 2014, the Counterparty used the proceeds of the loan and other funds to purchase 100% of the ownership interests in an ASC located in Costa Mesa, California (the “Costa Mesa ASC”) for $5.2 million.  Effective April 1, 2015 and pursuant to the loan conversion agreement between the SCA Subsidiary and the Counterparty, the convertible promissory note was converted by the Counterparty, and as result of the conversion, the SCA Subsidiary owns a 49% noncontrolling ownership interest in the Counterparty and an indirect noncontrolling ownership interest in the Costa Mesa ASC. We account for this noncontrolling ownership interest as an equity method investment.

In June 2015, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 55.0% controlling interest in Surgicare of Central Jersey, LLC, which owns and operates an ASC in Watchung, New Jersey, for $15.0 million.  This ASC is an equity method investment.

During the six-months ended June 30, 2014, the Company acquired a controlling interest in five ASCs, two of which were previously managed-only facilities, for total consideration of $36.5 million and a noncontrolling interest in one ASC, which was previously a managed-only facility, for total consideration of $2.5 million.

Deconsolidation

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

There were no deconsolidation transactions during the six-month period ended June 30, 2015.

Fair values for retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling equity interest sold.

Closures and Sales

During the six-months ended June 30, 2015, we closed three consolidated ASCs.  There were no material gains or losses recorded related to these closures.

During the six-months ended June 30, 2014, we closed two consolidated facilities and absorbed their operations into existing SCA consolidated facilities.  We impaired $0.5 million of property and equipment and intangible assets related to these two closed facilities.

During the six-months ended June 30, 2015, we sold our entire ownership interest in an ASC that we held as an equity method investment for $7.6 million.  We continue to provide management services to the facility.  We also sold our entire interest in a consolidated surgical hospital for $0.3 million and the real estate owned by the surgical hospital for $10.8  million.  A pre-tax gain of approximately $2.1 million related to this transaction was recorded in the Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.  The surgical hospital and the real estate of the surgical hospital were placed into discontinued operations in 2014.

During the six-months ended June 30, 2014, we sold all of our ownership interest in two ASCs. We recorded a pre-tax gain of approximately $0.2 million as a result of the sales. The gain on these transactions is recorded in (Gain) loss on sale of investments in the accompanying condensed consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the six-months ended June 30, 2015 and 2014, on an unaudited pro forma basis as if the consolidated acquisitions closed in the three-months ended June 30, 2015 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three- and six-months ended June 30, 2015 and 2014 and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP, as necessary, applied the Company’s accounting policies and adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net operating revenues	$254,634	$223,032	$490,223	$430,189
Income from continuing operations	43,459	39,298	66,221	65,211

Consolidated acquisitions closed during the three- and six-months ended June 30, 2015 contributed Net operating revenues of $14.6 million and $21.3 million for the three- and six-months ended June 30, 2015, respectively, and Income from continuing operations of $2.3 million for each of the three- and six-months ended June 30, 2015.

Nonconsolidated acquisitions closed during the three- and six-months ended June 30, 2015 contributed $0.8 million and $0.9 million to Equity in net income of nonconsolidated affiliates for the three- and six-months ended June 30, 2015, respectively.

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

Variable Interest Entities

In order to determine if we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At June 30, 2015 and as further described below, we had three VIE groups: the Future Texas JV, the Kentucky JVs and the Michigan JV.

The Company holds a promissory note with an entity (the “Future Texas JV”) that owns controlling interests in 11 ASCs and is wholly-owned by a health system partner. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note contains a conversion feature that allows us to convert the promissory note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We are also party to management services agreements with the facilities controlled by the Future Texas JV. As a result of the financial interest in the earnings of the Future Texas JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the Future Texas JV is a VIE for which we are the primary beneficiary. Accordingly, we consolidate the Future Texas JV and the underlying ASCs.

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

In February 2015, we and a health system partner, through a joint venture entity (the “Michigan JV”), acquired a controlling interest in an ASC located in Clinton Township, Michigan.  In conjunction with the acquisition, our health system partner delegated certain rights to SCA that enable us to consolidate the Michigan JV under the VIE model.  Accordingly, we consolidate the Michigan JV and the underlying ASC.

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

Secondary Offering and HealthSouth Option

In March 2015, certain existing stockholders of SCA (the "Selling Stockholders"), including certain affiliates of TPG Global, LLC and certain directors and officers of SCA, sold 8,050,000 shares of our common stock in an underwritten public offering at a price of $33.25 per share. SCA did not sell any shares of common stock in the offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The secondary offering closed on April 1, 2015.

In connection with the acquisition of our Company in 2007 by TPG, we granted HealthSouth Corporation (“HealthSouth”) an option (the “HealthSouth Option”) to purchase 5% of our outstanding equity as of the closing of the 2007 acquisition.  The HealthSouth Option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that resulted in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the HealthSouth Option became exercisable on a net exercise basis.  The HealthSouth Option vested on April 1, 2015 upon the closing of the aforementioned secondary offering.

The value of the HealthSouth Option as of March 31, 2015 was $9.8 million. This amount was included as an expense in HealthSouth option expense on our condensed consolidated statement of operations for the three-months ended March 31, 2015 and was included in Other current liabilities on the condensed consolidated balance sheets. On April 9, 2015, HealthSouth exercised the HealthSouth Option and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, an additional $1.9 million of expense was recorded in the second quarter of 2015.  This amount was included as an expense in HealthSouth option expense on our condensed consolidated statement of operations for the three-months ended June 30, 2015.  $11.7 million of expense was included in the condensed consolidated statement of operations for the six-months ended June 30, 2015.

Reclassifications

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS		SIX-MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
In thousands	2015	2014	2015	2014
Weighted average shares outstanding	39,383	38,380	39,073	38,349
Dilutive effect of equity-based compensation plans and arrangements	1,414	1,485	—	1,572
Weighted average shares outstanding, assuming dilution	40,797	39,865	39,073	39,921

All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average common shares outstanding computation are excluded. 1,457,000 dilutive share equivalents were excluded for the six-months ended June 30, 2015.

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

Net operating loss carryforwards (“NOLs”)

At June 30, 2015, we had federal net operating loss carryforwards of approximately $247.9 million. Such losses expire in various amounts at varying times beginning in 2027. These NOLs are subject to a valuation allowance. Due to the secondary offering described above, we are analyzing the impact of the limitations imposed by Internal Revenue Code Section 382.  At this time, we do not believe the limitations imposed by Internal Revenue Code Section 382 will restrict our ability to use any Federal NOLs before they expire; however, we cannot be certain that will be the case.

Recent Revisions to Authoritative Guidance

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This standard modifies existing guidance regarding the presentation of debt issuance costs in the financial statements.  ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not already been issued. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. We do not believe this ASU will have a material impact on our consolidated financial position, results of operations and cash flows; however, the presentation of deferred costs related to debt issuances will change.

In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  We are currently evaluating the potential impact of this standard on our consolidated financial position, results of operations and cash flows.

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

At June 30, 2015 and December 31, 2014, we consolidated three VIE groups and one VIE group, respectively, for which we were the primary beneficiary. As of June 30, 2015, we consolidated a total of 15 facilities among the three VIE groups, the details of which are as follows:

	# of Consolidated Facilities	# of Consolidated Facilities
VIE Group	as of June 30, 2015	as of December 31, 2014
Future Texas JV	11	10
Kentucky JVs	3	—
Michigan JV	1	—

The carrying amounts and classifications of the assets and liabilities of the VIE groups, which are included in our June 30, 2015 and December 31, 2014 condensed consolidated balance sheets, were as follows:

	JUNE 30,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$13,370	$12,396
Other current assets	4,948	2,236
Total current assets	18,318	14,632
Property and equipment, net	29,845	20,829
Goodwill	82,629	69,330
Intangible assets	17,757	12,663
Total assets	$148,549	$117,454
Liabilities
Current liabilities
Accounts payable and other current liabilities	$15,141	$11,402
Total current liabilities	15,141	11,402
Other long-term liabilities	19,151	12,403
Total liabilities	$34,292	$23,805

The assets of the consolidated VIE groups can only be used to settle the obligations of the VIE groups. The creditors of the VIE groups have no recourse to us, with the exception of $4.5 million and $3.4 million of debt guaranteed by us at June 30, 2015 and December 31, 2014, respectively.

NOTE 5 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the six-months ended June 30, 2015:

Balance at December 31, 2014	$902,391
Acquisitions (see Note 2)	75,538
Other	1,200
Balance at June 30, 2015	$979,129

NOTE 6 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net operating revenues:
Net patient revenues	$180,616	$158,416	$340,077	$305,039
Other revenues	1,558	1,704	3,268	2,834
Total net operating revenues	182,174	160,120	343,345	307,873
Operating expenses:
Salaries and benefits	39,452	34,165	75,679	66,851
Supplies	32,566	25,931	61,278	51,490
Other operating expenses	39,521	32,455	75,382	65,469
Depreciation and amortization	7,066	5,106	12,985	10,111
Total operating expenses	118,605	97,657	225,324	193,921
Operating income	63,569	62,463	118,021	113,952
Interest expense, net of interest income	578	466	877	849
Income from continuing operations before income tax expense	$62,991	$61,997	$117,144	$113,103
Net income	$62,978	$61,970	$117,125	$113,063

During the three- and six-months ended June 30, 2015, we recorded $0.2 million and $0.4 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. During the three- and six-months ended June 30, 2014, we recorded $5.8 million and $11.6 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense is included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

Also during the three- and six-months ended June 30, 2015, an impairment charge of $2.7 million was recorded due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable.  This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statement of operations.

NOTE 7 — LONG-TERM DEBT

Our long-term debt outstanding consisted of the following:

	AS OF
	JUNE 30,	DECEMBER 31,
	2015	2014
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—
New Term Loan due 2022	448,875	—
Discount of New Term Loan due 2022	(1,482)	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	—	—
Class B Term Loan due 2017	—	212,224
Class C Term Loan due 2018	—	384,150
Discount of Class C Term Loan	—	(452)
6.00% Senior Notes due 2023	250,000	—
Discount of Senior Notes due 2023	(4,238)	—
Notes payable to banks and others	75,803	64,634
Capital lease obligations	32,765	29,253
	801,723	689,809
Less: Current portion	(26,848)	(24,690)
Long-term debt, net of current portion	$774,875	$665,119

First Quarter 2015 Refinancing Transactions

On March 17, 2015, we issued senior unsecured notes due in 2023 in the aggregate principal amount of $250 million (the “Senior Notes”) under an Indenture dated March 17, 2015 among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and certain wholly-owned subsidiaries of the Company (the “Guarantors”) that are guaranteeing the Senior Notes  (the “Indenture”).  Also on March 17, 2015, we entered into a $700 million credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “New Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, collectively, the “New Credit Facilities”).  This issuance of the Senior Notes and the entry into the New Credit Facilities are collectively referred to as the “Refinancing Transactions.”

We received $245.6 million in net proceeds from the sale of the Senior Notes after deducting the Initial Purchasers’ (as defined below) discount. We used all of those net proceeds, together with approximately $381 million of the $450 million borrowed under the New Term Loan Facility, to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s previous credit facilities (the “Old Credit Facilities”). We used a portion of the remaining approximately $69 million of net proceeds from the Refinancing Transactions to pay the transaction costs associated with the Refinancing Transactions, with the remainder to be used for general corporate purposes.  In connection with the settlement of existing debt upon entering into our New Credit Facilities, we incurred debt modification expense of $5.0 million.

          Senior Notes

On March 17, 2015, we issued the Senior Notes under the Indenture.  The Senior Notes were sold to Goldman, Sachs & Co. and certain other initial purchasers (the “Initial Purchasers”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were expected to be resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A and/or Regulation S under the Securities Act.

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

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  We believe that we were in compliance with the covenants contained in the Indenture as of June 30, 2015.

          New Credit Facilities

On March 17, 2015, we entered into the New Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the New Term Loan Facility and the New Revolving Credit Facility. The New Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow us to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan was 4.25% at June 30, 2015.

The New Credit Facilities replaced our Credit Agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

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

Borrowings under the New Credit Agreement bear interest, at our election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the New Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the New Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin. The applicable margin for borrowings under the New Term Loan Facility is 2.25% for Base Rate loans and 3.25% for LIBOR Rate loans. The applicable margin for any borrowings under the New Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are payable at the end of each quarter.  The following table outlines the applicable margin for each portion of the New Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Rate Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan due 2022	2.25% (with a Base Rate floor of 2.00%)	3.25% (with a LIBOR Rate floor of 1.00%)

There was no outstanding balance under the New Revolving Credit Facility or the revolving credit facility of the Old Credit Facilities as of June 30, 2015 or December 31, 2014, respectively, other than $4.2 million and $2.9 million, respectively, of letters of credit. As of June 30, 2015, the New Revolving Credit Facility had a capacity of $250.0 million.

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test. At June 30, 2015, we had approximately $4.2 million in letters of credit outstanding that utilize capacity under the New Revolving Credit Facility. We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the New Revolving Credit Facility.

The New Credit Facilities are guaranteed by the Company and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the New Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The New Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the New Credit Agreement. Additionally, the New Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The New Credit Agreement also generally restricts SCA’s and SCA’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that the Company and SCA were in compliance with these covenants as of June 30, 2015.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At June 30, 2015, interest rate swaps of $190.0 million remained outstanding.  The remaining aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At each of June 30, 2015 and December 31, 2014, $1.4 million was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At June 30, 2015 and December 31, 2014, $0.4 million and $0.8 million, respectively, were included in Other long-term liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the six-months ended June 30, 2015, the liability related to the swaps decreased by $0.4 million due to $0.7 million of swap settlements and a $0.3 million increase in the change in fair value. During the six-months ended June 30, 2015, the Company recorded losses of approximately $0.3 million within Interest expense due to changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of June 30, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 8 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$4,732	$8,719	$(2,964)	$8,856
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(172)	(2,690)	(1,642)	(2,593)
Net income (loss), net of tax, attributable to Surgical Care Affiliates	$4,560	$6,029	$(4,606)	$6,263

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net income (loss) attributable to Surgical Care Affiliates	$4,560	$6,029	$(4,606)	$6,263
Increase (decrease) in equity due to sales to noncontrolling interests	178	(352)	(46)	59
Increase (decrease) in equity due to purchases from noncontrolling interests	151	(85)	350	(1,225)
Change from net income (loss) attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$4,889	$5,592	$(4,302)	$5,097

$5.2 million of Contributions from noncontrolling interests in the condensed consolidated statement of changes in equity were recorded in the first quarter of 2015 and relate to funding from our partners for their pro rata portion of cash transferred for business combinations.

Certain of the Company’s noncontrolling interests have industry specific redemption features whereby the Company could be obligated, under the terms of certain of its operating subsidiaries’ partnership and operating agreements, to purchase some or all of the noncontrolling interests of the consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are presented as Noncontrolling interests-redeemable on the Company’s condensed consolidated balance sheets.

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	SIX-MONTHS ENDED
	JUNE 30,
	2015	2014
Balance at beginning of period	$15,444	$21,902
Net income attributable to noncontrolling interests	11,203	9,572
Net change related to purchase of ownership interests	1,387	(961)
Change in distribution accrual	1,259	586
Distributions to noncontrolling interests	(12,328)	(11,933)
Balance at end of period	$16,965	$19,166

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at each of June 30, 2015 and December 31, 2014.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	June 30, 2015
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	0.4	—	0.4	I
Total liabilities	$—	$1.8	$—	$1.8

	December 31, 2014
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	0.8	—	0.8	I
Total liabilities	$—	$2.2	$—	$2.2
[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

We recorded an impairment charge of $0.7 million during the three- and six-months ended June 30, 2014 for intangible and long-lived assets. The impairment is recorded in Loss from discontinued operations, net of income tax expense on the Company’s condensed consolidated statements of operations.  A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charge recorded in 2014, as management determined its intent to sell or close the impacted facility. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

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

No impairment charges for intangible and long-lived assets were recorded during the three- and six- months ended June 30, 2015.

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our condensed consolidated balance sheets. The carrying value approximates fair value for financial instruments that are classified as current in our condensed consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics, including short-term maturities, call features and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in Level 2 of the fair value hierarchy.

	As of June 30, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$1,751	$1,751	$2,192	$2,192
Long-term debt:
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—	$—	$—
New Term Loan due 2022	448,875	446,070	—	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility	—	—	—	—
Class B Term Loan due 2017	—	—	212,224	206,786
Class C Term Loan due 2018	—	—	384,150	371,905
6.00% Senior Notes due 2023	250,000	250,625	—	—
Notes payable to banks and others	75,803	75,803	64,634	64,634
Financial commitments	$—	$—	$—	$—

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

At June 30, 2015, 4,489,420 stock-based awards had been issued under the Plans (excluding forfeitures) and 958,096 stock-based awards were available for future equity grants.

During the first six months of 2015, we issued to certain members of our management team 289,629 RSU awards with an average fair value of $36.01 per RSU award and 340,912 time-based stock options with an average exercise price of $35.87, and an average fair value of $14.43 per option. The fair value of these RSU awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 11, Equity-Based Compensation, to the consolidated financial statements of our 2014 Annual Report on Form 10-K.

NOTE 11 — INCOME TAXES

The provision for income tax expense for the three-months ended June 30, 2015 includes the following: (1) current income tax expense of $0.3 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $4.0 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

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

The provision for income tax expense for the six-months ended June 30, 2015 includes the following: (1) current income tax expense of $0.6 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements and (2) deferred income tax expense of $7.5 million attributable to the tax amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

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

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. We currently have a full valuation allowance against our net deferred tax assets, other than the deferred tax liability resulting from the amortization of goodwill, which is considered an indefinite-lived intangible. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of June 30, 2015. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

NOTE 12 — DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net operating revenues	$906	$4,399	$4,022	$8,173
Costs and expenses	(2,506)	(5,886)	(6,943)	(9,643)
Gain on sale of investments or closures	2,104	13	2,034	1
Impairments	—	(700)	—	(700)
Income (loss) from discontinued operations	504	(2,174)	(887)	(2,169)
Income tax expense	(676)	(516)	(755)	(424)
Net loss from discontinued operations	$(172)	$(2,690)	$(1,642)	$(2,593)

The assets and liabilities related to discontinued operations consisted of the following:

	JUNE 30,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$—	$1,788
Other current assets	7	171
Total current assets	7	1,959
Property and equipment, net	422	9,153
Other long term assets	58	191
Total assets	$487	$11,303
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,015	$2,280
Total current liabilities	2,015	2,280
Other long-term liabilities	426	683
Total liabilities	$2,441	$2,963

We have three facilities that qualify for reporting as held for sale that do not also qualify for reporting as discontinued operations. Management has committed to selling these facilities, and an active program to locate a buyer is underway. We expect that the sale of these facilities will be completed within twelve months. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale.  There were no assets or liabilities held for sale that were not also discontinued operations as of December 31, 2014.

Assets and liabilities held for sale consisted of the following:

JUNE 30,
2015
Assets
Current assets
Accounts receivable, net and other current assets	$1,201
Total current assets	1,201
Property and equipment, net	7,278
Other long term assets	242
Total assets	$8,721
Liabilities
Current liabilities
Accounts payable and other current liabilities	$1,198
Total current liabilities	1,198
Other long-term liabilities	2,526
Total liabilities	$3,724

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

Certain directors of the Company have received equity-based compensation under the 2013 Omnibus Long-Term Incentive Plan and the Directors and Consultants Equity Incentive Plan as part of their compensation for service on our Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three- and six-month periods ended June 30, 2015 and 2014.

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

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2031. We also lease certain buildings and equipment under capital leases expiring at various dates through 2028. Operating leases generally have 3 to 22 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 15 — SUBSEQUENT EVENTS

Effective July 31, 2015, Sarasota Endoscopy Center, L.P., which owned and operated an ASC in Sarasota, Florida, ceased operations.

Effective July 31, 2015, the members of Surgical Center at Premier, LLC, an SCA nonconsolidated ASC located in Colorado Springs, Colorado (the “Premier ASC”), entered into a series of transactions such that Audubon Ambulatory Surgery Center, LLC, the owners and operators of two non-SCA ASCs located in Colorado Springs, Colorado (the “Audubon ASCs”), own 100% of the Premier ASC entity.  As a result of the transactions, the members of the Premier and Audubon ASCs, one of which is a joint venture entity owned by SCA and a health system partner, jointly own the facilities through the Audubon ASC entity.  Cash consideration was not paid by any of the parties for the acquisition of the Audubon ASCs, and all three ASCs are equity method investments for SCA.

Effective August 1, 2015, an indirect wholly-owned subsidiary of SCA, SCA Nashville Surgery Center, LLC, which owned and operated an ASC in Nashville, Tennessee, sold substantially all of its assets for $4.5 million.

Effective August 1, 2015, an indirect wholly-owned subsidiary of SCA sold its entire 75.6% partnership interest in Surgery Center of Clarksville, LP, which owned and operated an ASC located in Clarksville, Tennessee, for $2.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2014 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 under Part II, “Item 1A. Risk Factors” and in the section of the 2014 Annual Report on Form 10-K entitled Part I, “Item 1A. Risk Factors.”

OVERVIEW

We are a leading provider of surgical solutions to physicians, health systems and payors, providing high quality, cost-effective surgical care. We were formed in 2007 with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. As of June 30, 2015, we operated in 34 states and had an interest in and/or operated 187 freestanding ASCs, five surgical hospitals and one sleep center with 11 locations. Of these 193 facilities, we consolidated the operations of 102 affiliated facilities, had 67 nonconsolidated affiliated facilities and held no ownership in 24 affiliated facilities that contract with us to provide management services only. In addition, at June 30, 2015, we provided perioperative consulting services to 9 facilities, which are not included in our facility count.

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

We took several steps during the first six months of 2015 to optimize our portfolio by:

•

acquiring a controlling interest in eleven ASCs that we consolidate (three of these facilities were previously equity method investments and did not increase our facility count, see Note 2 to the condensed consolidated financial statements included herein regarding the Kentucky JVs);

•	acquiring a noncontrolling interest in six ASCs that we hold as an equity method investments (three of these facilities were previously managed-only facilities); and
•

closing three consolidated ASCs, selling a consolidated surgical hospital and selling a noncontrolling interest in one ASC that we now account for as a managed-only facility (this facility was previously an equity method investment and did not decrease our facility count).

Our consolidated net operating revenues increased $45.0 million, or 21.6%, for the three-months ended June 30, 2015 compared to the three-months ended June 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 6.3% to $1,844 per case for the three-months ended June 30, 2015 from $1,735 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 126,826 cases during the three-months ended June 30, 2015 from 110,252 cases during the three-months ended June 30, 2014, largely due to acquisitions since June 30, 2014. Our number of consolidated facilities increased to 102 facilities as of June 30, 2015 from 88 facilities as of June 30, 2014.

We do not consolidate 67 of the facilities affiliated with us because we do not hold a controlling equity interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues earned at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the three-months ended June 30, 2015, systemwide net operating revenues grew by 18.2% compared to the prior year period. Systemwide net patient revenues per case grew by 3.3% compared to the prior year period. These increases were due to acquisitions and increased rates paid under certain payor contracts.

Our consolidated net operating revenues increased $86.4 million, or 21.5%, for the six-months ended June 30, 2015 compared to the six-months ended June 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 7.5% to $1,880 per case for the six-months ended June 30, 2015 from $1,749 per case during the prior year period, reflecting acquisitions with higher rates per case than the average of our consolidated facilities, as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 239,608 cases during the six-months ended June 30, 2015 from 209,357 cases during the six-months ended June 30, 2014, due to acquisitions since June 30, 2014. Our number of consolidated facilities increased to 102 facilities as of June 30, 2015 from 88 facilities as of June 30, 2014.

During the six-months ended June 30, 2015, systemwide net operating revenues grew by 17.2% as compared to the prior year period. Systemwide net patient revenues per case grew by 4.7% compared to the prior year period. These increases are due to acquisitions and  increased rates paid under certain payor contracts.

At June 30, 2015, we had 106 facilities in partnership with 45 health systems.   We held ownership interests in facilities in partnership with 35 health systems.  We managed 22 facilities in partnership with another nine health systems. Additionally, there is one health system relationship where we consolidate 11 facilities in which we do not currently hold an equity ownership interest (see Note 3 to the condensed consolidated financial statements included herein regarding Future Texas JV). Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue, with a major focus on creating partnerships with not-for-profit health systems as we continue to position ourselves as a partner of choice to physician groups and health systems.

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

We took several steps during the six-months ended June 30, 2015 to optimize our facility portfolio by acquiring, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Six-Months	Six-Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Facilities at Beginning of Period
Consolidated facilities:	95	87
Equity method facilities:	65	60
Managed-only facilities:	26	30
Total Facilities:	186	177
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	8	3
Noncontrolling interests acquired in facilities accounted for as equity method investments:	3	—
Management agreements entered into:	—	2
De novos
Consolidated de novo facilities placed into operations:	—	—
De novo facilities accounted for as equity method investments placed into operations:	—	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	3	2
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	3	2
Transactions completed such that consolidated or equity method facilities are accounted for as a managed-only facility:	1	—
Closures and Sales
Consolidated facilities sold:	1	1
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	1
Consolidated facilities closed:	3	2
Equity method facilities closed:	—	—
Management agreements exited from:	—	—
Facilities at End of Period
Consolidated facilities:	102	88
Equity method facilities:	67	61
Managed-only facilities:	24	29
Total Facilities:	193	178
Average Ownership Interest
Consolidated facilities:	48.6%	51.0%
Equity method facilities:	25.5%	25.0%
Perioperative Contracts(1)
Number of contracts at beginning of period:	13	14
Number of contracts at end of period:	9	14
(1)

Perioperative service arrangements involve agreements between SCA and a hospital under which SCA manages the hospital’s outpatient surgery department or departments to improve physician alignment, optimize operational effectiveness and attain key outcomes in quality, growth and financial metrics.

Revenues

Our consolidated net operating revenues for the three-months ended June 30, 2015 and 2014 were $253.7 million and $208.7 million, respectively. Our consolidated net operating revenues for the six-months ended June 30, 2015 and 2014 were $487.8 million and $401.4 million, respectively.

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

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	18.2%	10.2%	17.2%	9.7%
Systemwide net patient revenues per case growth (1)	3.3%	4.7%	4.7%	5.1%
Same site systemwide net operating revenues growth (1)(2)	8.4%	2.0%	8.1%	0.3%
Same site systemwide net patient revenues per case growth (1)(2)	3.7%	1.8%	5.1%	0.9%

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

(2)	Same site refers to facilities that were operational in both the current and prior three- and six-month periods, as applicable.

Three-Months Ended June 30, 2015 Compared to Three-Months Ended June 30, 2014

Our consolidated net operating revenues increased by $45.0 million, or 21.6%, for the three-months ended June 30, 2015 to $253.7 million from $208.7 million for the three-months ended June 30, 2014. Consolidated net patient revenues per case increased by 6.3% to $1,844 per case during the three-months ended June 30, 2015 from $1,735 per case during the three-months ended June 30, 2014.

For the three-months ended June 30, 2015, systemwide net operating revenues grew by 18.2% compared to the three-months ended June 30, 2014. In addition, for the three-months ended June 30, 2015, systemwide net patient revenues per case grew by 3.3% compared to the three-months ended June 30, 2014.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, three-months ended June 30, 2014(1)(2)	$208.7	$160.1
Add: revenue from acquired facilities	26.8	15.2
revenue from consolidations	4.6	(4.6)
Less: revenue of disposed facilities	(4.0)	(1.6)
Adjusted base year net operating revenues	236.1	169.1
Increase from operations	17.6	13.1
Total net operating revenues, three-months ended June 30, 2015	$253.7	$182.2

(1)	$3.7 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.
(2)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Six-Months Ended June 30, 2015 Compared to Six-Months Ended June 30, 2014

Our consolidated net operating revenues increased by $86.4 million, or 21.5%, for the six-months ended June 30, 2015 to $487.8 million from $401.4 million for the six-months ended June 30, 2014. Consolidated net patient revenues per case increased by 7.5% to $1,880 per case during the six-months ended June 30, 2015 from $1,749 per case during the six-months ended June 30, 2014.

For the six-months ended June 30, 2015, systemwide net operating revenues grew by 17.2% compared to the six-months ended June 30, 2014. In addition, for the six-months ended June 30, 2015, systemwide net patient revenues per case grew by 4.7% compared to the six-months ended June 30, 2014.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, six-months ended June 30, 2014(1)(2)	$401.4	$307.9
Add: revenue from acquired facilities	49.8	25.9
revenue from consolidations	8.9	(8.9)
Less: revenue of disposed facilities	(7.1)	(3.3)
Adjusted base year net operating revenues	453.0	321.6
Increase from operations	34.8	21.7
Total net operating revenues, six-months ended June 30, 2015:	$487.8	$343.3

(1)	$6.5 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Managed care and other discount plans	64%	61%	63%	61%
Medicare	20	21	19	21
Workers’ compensation	9	11	10	11
Patients and other third party payors	4	4	5	4
Medicaid	3	3	3	3
Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Managed care and other discount plans	69%	71%	70%	70%
Medicare	18	16	18	17
Workers’ compensation	5	6	5	6
Patients and other third party payors	6	5	5	5
Medicaid	2	2	2	2
Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 20% and 21% of our net patient revenues for the three-months ended June 30, 2015 and 2014, respectively, and 19% and 21% of our net patient revenues for the six-months ended June 30, 2015 and 2014, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. In October 2014, the Centers for Medicare and Medicaid Services finalized the payment update of 1.4% for ASCs for federal fiscal year 2015, consisting of 1.9% inflation minus a 0.5% productivity factor.  This payment update has not materially affected our results.

For the six-months ended June 30, 2015, the net patient revenues from our consolidated facilities located in each of Texas, California and North Carolina represented approximately 16%, 13% and 11%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Alaska, Florida and Idaho represented more than 5% of our total net patient revenues for the six-months ended June 30, 2015. As of June 30, 2015, 29 of our 67 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 67 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 33.5% and 34.9% of our net operating revenues for the three-months ended June 30, 2015 and 2014, respectively, and 34.5% and 35.4% of our net operating revenues for the six-months ended June 30, 2015 and 2014, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 20.4% and 20.8% of our net operating revenues for the three-months ended June 30, 2015 and 2014, respectively, and 20.8% and 21.1% of our net operating revenues for the six-months ended June 30, 2015 and 2014, respectively.  Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

HealthSouth Option Expense

HealthSouth Corporation (“HealthSouth”) held an option (the “HealthSouth Option”) to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis.  The HealthSouth Option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the HealthSouth Option was exercisable on a net exercise basis.

The HealthSouth Option’s value as of March 31, 2015 was $9.8 million, and that entire amount was expensed in the first quarter of 2015. There was no expense in the first quarter of 2014 related to the HealthSouth Option. On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, we recorded an additional $1.9 million of expense in the second quarter of 2015.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $5.0 million of debt modification expense. There was no similar expense in 2014.

Loss on Extinguishment of Debt

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized a $0.5 million loss on extinguishment of debt. There was no similar loss in 2014.

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

Summary Results of Operations

Three-Months Ended June 30, 2015 Compared to Three-Months Ended June 30, 2014

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended June 30, 2015 and 2014:

	THREE-MONTHS ENDED JUNE 30,
	2015		2014
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$233.9	$180.6	$191.3	$158.4
Management fee revenues	14.4	—	15.3	—
Other revenues	5.4	1.6	2.1	1.7
Total net operating revenues	253.7	182.2	208.7	160.1
Equity in net income of nonconsolidated affiliates(2)	11.6	—	7.9	—
Operating expense:
Salaries and benefits	84.9	39.5	72.7	34.2
Supplies	51.8	32.6	43.4	25.9
Other operating expenses	38.1	28.1	30.2	23.1
Depreciation and amortization	15.9	7.1	12.8	5.1
Occupancy costs	9.2	7.7	7.3	6.2
Provision for doubtful accounts	4.5	3.4	3.4	2.9
(Gain) loss on disposal of assets	(0.0)	0.2	(0.0)	0.2
Total operating expenses	204.4	118.6	169.7	97.7
Operating income	60.9	63.6	46.9	62.5
Interest expense	10.7	0.6	8.4	0.5
HealthSouth option expense	1.9	—	—	—
Debt modification expense	0.2	—	—	—
Interest income(3)	(0.0)	(0.0)	(0.0)	(0.0)
Loss (gain) on sale of investments(4)	0.3	—	(0.0)	—
Income from continuing operations before income tax expense	47.9	63.0	38.6	62.0
Provision for income tax expense(5)	4.3	0.0	1.4	0.0
Income from continuing operations	43.7	63.0	37.2	62.0
Loss from discontinued operations, net of income tax expense	(0.2)	—	(2.7)	—
Net income	43.5	$63.0	34.5	$62.0
Less: Net income attributable to noncontrolling interests	(39.0)		(28.5)
Net income attributable to Surgical Care Affiliates	$4.6		$6.0
Equity in net income of nonconsolidated affiliates		$11.6		$7.9
Other Data(6)
Cases—consolidated facilities(7)	126,826		110,252
Cases—equity method facilities(8)	75,959		66,493
Consolidated facilities(9)	102		88
Equity method facilities	67		61
Managed-only facilities	24		29
Total facilities	193		178

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

(2)

For the three-months ended June 30, 2015 and 2014, we recorded amortization expense of $0.2 million and $5.8 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)

Interest income as reported under GAAP was $0.042 million and $0.049 million for the three-months ended June 30, 3015 and 2014, respectively. Interest income of nonconsolidated affiliates was $0.016 million and $0.014 million for the three-months ended June 30, 2015 and 2014, respectively.

(4)	Loss (gain) on sale of investments as reported under GAAP was $0.004 million for the three-months ended June 30, 2014.
(5)	Provision for income tax expense for nonconsolidated affiliates was $0.013 million and $0.027 million for the three-months ended June 30, 2015 and 2014, respectively.
(6)	Case data is presented for the three-months ended June 30, 2015 and 2014, as applicable. Facilities data is presented as of June 30, 2015 and 2014, as applicable.
(7)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(9)	As of June 30, 2015 we consolidated 15 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $45.0 million, or 21.6%, for the three-months ended June 30, 2015 compared to the three-months ended June 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 6.3% to $1,844 per case for the three-months ended June 30, 2015 from $1,735 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 126,826 cases during the three-months ended June 30, 2015 from 110,252 cases during the three-months ended June 30, 2014, largely due to acquisitions since June 30, 2014. Our number of consolidated facilities increased to 102 facilities as of June 30, 2015 from 88 facilities as of June 30, 2014.

For the three-months ended June 30, 2015, systemwide net operating revenues grew by 18.2% compared to the three-months ended June 30, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 18 consolidated facilities, excluding three of which that were previously accounted for as equity method investments (see Note 3 to the condensed consolidated financial statements included herein regarding Kentucky JVs).  The acquisition of noncontrolling interests in twelve facilities accounted for as equity method investments since the prior period and increased rates earned under certain payor contracts also contributed to this growth in systemwide net operating revenues. In addition, for the three-months ended June 30, 2015, systemwide net patient revenues per case grew by 3.3% compared to the three-months ended June 30, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $3.7 million, or 46.8%, to $11.6 million during the three-months ended June 30, 2015 from $7.9 million during the three-months ended June 30, 2014. Equity in net income of nonconsolidated affiliates increased due to a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year period and the acquisition of several noncontrolling interests in facilities since June 30, 2014. This increase was primarily offset by an impairment recorded during the second quarter of 2015 due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable, as well as the consolidation of three facilities that were previously accounted for as equity method investments in the second quarter of 2014.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $12.2 million, or 16.8%, to $84.9 million for the three-months ended June 30, 2015 from $72.7 million for the three-months ended June 30, 2014 due to the addition of teammates of newly acquired consolidated facilities (including the conversion of three previously nonconsolidated facilities to consolidated) and corporate investments related primarily to operations and development.

Supplies

Supplies expense increased $8.4 million, or 19.4%, to $51.8 million for the three-months ended June 30, 2015 from $43.4 million for the three-months ended June 30, 2014. Supplies expense per case increased by 3.9% during the three-months ended June 30, 2015, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $7.9 million, or 26.2%, to $38.1 million for the three-months ended June 30, 2015 from $30.2 million for the three-months ended June 30, 2014. This increase was primarily attributable to the incurrence of additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $3.1 million, or 24.2%, to $15.9 million for the three-months ended June 30, 2015 from $12.8 million for the three-months ended June 30, 2014, primarily due to consolidated acquisitions and the addition of new capitalized assets since June 30, 2014.

Occupancy Costs

Occupancy costs increased $1.9 million, or 26.0%, to $9.2 million for the three-months ended June 30, 2015 from $7.3 million for the three-months ended June 30, 2014, primarily due to acquisitions after the prior year period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts increased to $4.5 million for the three-months ended June 30, 2015 as compared to $3.4 million during the three-months ended June 30, 2014. However, it remained consistent as a percentage of net patient revenues, at approximately 2.0%, for each of the three-months ended June 30, 2015 and 2014.

Interest Expense

Interest expense increased $2.3 million, or 27.4%, to $10.7 million for the three-months ended June 30, 2015 from $8.4 million for the three-months ended June 30, 2014, primarily due to the refinancing of our indebtedness during the first quarter of 2015.

HealthSouth Option Expense

HealthSouth held an option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis.  The option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option was exercisable on a net exercise basis.

The option’s value as of March 31, 2015 was $9.8 million, and that entire amount was expensed in the first quarter of 2015. There was no expense in the first quarter of 2014 related to the HealthSouth option. On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, an additional $1.9 million of expense was recorded in the second quarter of 2015. There was no similar expense in the second quarter of 2014.

Gain (Loss) on Sale of Investments

We recognized losses on sale of investments of $0.3 million for the three-months ended June 30, 2015 and immaterial gains on sale of investments for the three-months ended June 30, 2014.

Provision for Income Tax Expense

For the three-months ended June 30, 2015, income tax expense was $4.3 million, representing an effective tax rate of 8.9%, compared to an expense of $1.4 million, representing an effective tax rate of 3.6%, for the three-months ended June 30, 2014. The $4.3 million in expense for the three-months ended June 30, 2015 includes $4.0 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $1.4 million in expense for the three-months ended June 30, 2014 includes $1.2 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.1 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of June 30, 2015. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $10.5 million, or 36.8%, to $39.0 million for the three-months ended June 30, 2015 from $28.5 million for the three-months ended June 30, 2014. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net (loss) income attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates decreased $1.4 million to $4.6 million of net income for the three-months ended June 30, 2015 from net income of $6.0 million for the three-months ended June 30, 2014.  While our facilities’ revenue and operating income increased during the three-months ended June 30, 2015, the increase in revenues and operating income was offset by increases in net income attributable to noncontrolling interests, interest expense and HealthSouth option expense.

Six-Months Ended June 30, 2015 Compared to Six-Months Ended June 30, 2014

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the six-months ended June 30, 2015 and 2014:

	SIX-MONTHS ENDED JUNE 30,
	2015		2014
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$450.5	$340.1	$366.1	$305.0
Management fee revenues	28.5	—	28.4	—
Other revenues	8.8	3.3	6.8	2.8
Total net operating revenues	487.8	343.3	401.4	307.9
Equity in net income of nonconsolidated affiliates(2)	23.7	—	13.6	—
Operating expense:
Salaries and benefits	168.3	75.7	141.9	66.9
Supplies	101.3	61.3	84.5	51.5
Other operating expenses	74.8	53.5	59.4	46.8
Depreciation and amortization	31.1	13.0	24.4	10.1
Occupancy costs	17.4	14.9	14.1	12.5
Provision for doubtful accounts	8.7	6.9	6.3	5.9
Impairment of intangible and long-lived assets	—	—	0.5	—
Loss (gain) on disposal of assets	0.2	0.0	(0.1)	0.2
Total operating expenses	401.8	225.3	331.1	193.9
Operating income	109.7	118.0	83.9	114.0
Interest expense	19.5	0.9	16.4	0.9
HealthSouth option expense	11.7	—	—	—
Debt modification expense	5.0	—	—	—
Loss on extinguishment of debt	0.5	—	—	—
Interest income(3)	(0.1)	(0.0)	(0.1)	(0.0)
(Gain) loss on sale of investments	(1.6)	—	4.3	—
Income from continuing operations before income tax expense	74.5	117.1	63.3	113.1
Provision for income tax expense(4)	8.1	0.0	3.1	0.0
Income from continuing operations	66.4	117.1	60.2	113.1
Loss from discontinued operations, net of income tax expense	(1.6)	—	(2.6)	—
Net income	64.8	$117.1	57.7	$113.1
Less: Net income attributable to noncontrolling interests	(69.4)		(51.4)
Net (loss) income attributable to Surgical Care Affiliates	$(4.6)		$6.3
Equity in net income of nonconsolidated affiliates		$23.7		$13.6
Other Data(5)
Cases—consolidated facilities(6)	239,608		209,357
Cases—equity method facilities(7)	141,297		129,279
Consolidated facilities(8)	102		88
Equity method facilities	67		61
Managed-only facilities	24		29
Total facilities	193		178

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

(2)

For the six-months ended June 30, 2015 and 2014, we recorded amortization expense of $0.4 million and $11.6 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)	Interest income of nonconsolidated affiliates was $0.034 million and $0.026 million for the six-months ended June 30, 2015 and 2014, respectively.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.019 million and $0.040 million for the six-months ended June 30, 2015 and 2014, respectively.
(5)	Case data is presented for the six-months ended June 30, 2015 and 2014, as applicable. Facilities data is presented as of June 30, 2015 and 2014, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of June 30, 2015 we consolidated 15 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $86.4 million, or 21.5%, for the six-months ended June 30, 2015 compared to the six-months ended June 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 7.5% to $1,880 per case for the six-months ended June 30, 2015 from $1,749 per case during the prior year period, reflecting acquisitions with higher rates per case than the average of our consolidated facilities as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 239,608 cases during the six-months ended June 30, 2015 from 209,357 cases during the six-months ended June 30, 2014, due to acquisitions since June 30, 2014. Our number of consolidated facilities increased to 102 facilities as of June 30, 2015 from 88 facilities as of June 30, 2014.

For the six-months ended June 30, 2015, systemwide net operating revenues grew by 17.2% compared to the six-months ended June 30, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 18 consolidated facilities, excluding three of which that were previously accounted for as equity method investments (see Note 3 to the condensed consolidated financial statements included herein regarding Kentucky JVs).  The acquisition of noncontrolling interests in twelve facilities accounted for as equity method investments since the prior period and increased rates earned under certain payor contracts also contributed to this growth in systemwide net operating revenues. In addition, for the six-months ended June 30, 2015, systemwide net patient revenues per case grew by 4.7% compared to the six-months ended June 30, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $10.1 million, or 74.3%, to $23.7 million during the six-months ended June 30, 2015 from $13.6 million during the six-months ended June 30, 2014. Equity in net income of nonconsolidated affiliates increased due to a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year period and the acquisition of several noncontrolling interests in facilities since June 30, 2014. This increase was primarily offset by an impairment recorded during the second quarter of 2015 due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable, and the consolidation of three facilities that were previously accounted for as equity method investments in the first half of 2014.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense increased $26.4 million, or 18.6%, to $168.3 million for the six-months ended June 30, 2015 from $141.9 million for the six-months ended June 30, 2014 due to the addition of teammates of newly acquired consolidated facilities and corporate investments primarily related to operations and development.

Supplies

Supplies expense increased $16.8 million, or 19.9%, to $101.3 million for the six-months ended June 30, 2015 from $84.5 million for the six-months ended June 30, 2014.  Supplies expense per case increased by 4.6% during the six-months ended June 30, 2015, as compared to the prior year period, primarily due to inflation and changes in case mix.

Other Operating Expenses

Other operating expenses increased $15.4 million, or 25.9%, to $74.8 million for the six-months ended June 30, 2015 from $59.4 million for the six-months ended June 30, 2014. This increase is primarily attributable to the incurrence of additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $6.7 million, or 27.5%, to $31.1 million for the six-months ended June 30, 2015 from $24.4 million for the six-months ended June 30, 2014, primarily due to acquisitions and the addition of new capitalized assets since June 30, 2014.

Occupancy Costs

Occupancy costs increased $3.3 million, or 23.4%, to $17.4 million for the six-months ended June 30, 2015 from $14.1 million for the six-months ended June 30, 2014, primarily due to acquisitions after the prior period and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $2.4 million, or 38.1%, to $8.7 million for the six-months ended June 30, 2015 from $6.3 million during the six-months ended June 30, 2014.  However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for the six-months ended June 30, 2015 and 2014.

Interest Expense

Interest expense increased $3.1 million, or 18.9%, to $19.5 million for the six-months ended June 30, 2015 from $16.4 million for the six-months ended June 30, 2014, primarily due to the refinancing of our indebtedness during the first quarter of 2015.

HealthSouth Option Expense

HealthSouth held an option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis.  The option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option was exercisable on a net exercise basis.

On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, $11.7 million of expense was recorded in the first half of 2015. There was no similar expense in the first half of 2014.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $5.0 million of debt modification expense. There was no similar expense in the first six months of 2014.

(Gain) Loss on Sale of Investments

We recognized gains on sale of investments of $1.6 million and losses on sale of investments of $4.3 million for the six-months ended June 30, 2015 and 2014, respectively. The gains recognized during the six-months ended June 30, 2015 were primarily due to the sale of the right to manage a facility held as an equity method investment. The losses for the six-months ended June 30, 2014 were primarily due to deconsolidation transactions.

Provision for Income Tax Expense

For the six-months ended June 30, 2015, income tax expense was $8.1 million, representing an effective tax rate of 10.8%, compared to an expense of $3.1 million, representing an effective tax rate of 4.9%, for the six-months ended June 30, 2014. The $8.1 million in expense for the six-months ended June 30, 2015 includes $7.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.5 million attributable to noncontrolling interests. The $3.1 million in expense for the six-months ended June 30, 2014 includes $2.8 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment. Management has considered all positive and negative evidence available at this time and has concluded that a full valuation allowance continues to be appropriate as of June 30, 2015. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $18.0 million, or 35.0%, to $69.4 million for the six-months ended June 30, 2015 from $51.4 million for the six-months ended June 30, 2014. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net (loss) income attributable to Surgical Care Affiliates

Net loss attributable to Surgical Care Affiliates increased $10.9 million to $4.6 million of net loss for the six-months ended June 30, 2015 from $6.3 million of net income for the six-months ended June 30, 2014. While our facilities’ revenue and operating income increased during the six-months ended June 30, 2015, the increase in revenues and operating income was offset by increases in net income attributable to noncontrolling interests, HealthSouth option expense and debt modification expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net operating revenues	$0.9	$4.4	$4.0	$8.2
Costs and expenses	(2.5)	(5.9)	(6.9)	(9.6)
Gain on sale of investments or closures	2.1	0.0	2.0	0.0
Impairments	—	(0.7)	—	(0.7)
Income (loss) from discontinued operations	0.5	(2.2)	(0.9)	(2.2)
Income tax expense	(0.7)	(0.5)	(0.8)	(0.4)
Net loss from discontinued operations	$(0.2)	$(2.7)	$(1.6)	$(2.6)

Both the decline in net operating revenues and the decrease in costs and expenses from the prior year periods were due to the deterioration of the operating results of one facility identified as a discontinued operation. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures on our existing properties. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the six-months ended June 30, 2015 and 2014:

	SIX-MONTHS
	ENDED
	JUNE 30,
	2015	2014
Net cash provided by operating activities	$116.7	$86.7
Net cash used in investing activities	(76.7)	(49.7)
Net cash provided by (used in) financing activities	29.1	(33.7)
Increase in cash and cash equivalents	$69.1	$3.2

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	SIX-MONTHS
	ENDED
	JUNE 30,
	2015	2014
Net income	$64.8	$57.7
Depreciation and amortization	31.1	24.4
Distributions from nonconsolidated affiliates	27.5	27.0
Provision for doubtful accounts	8.7	6.3
Equity in income of nonconsolidated affiliates	(23.7)	(13.6)
Other operating cash flows, net	8.4	(15.1)
Net cash provided by operating activities	$116.7	$86.7

During the six-months ended June 30, 2015, we generated $116.7 million of cash flows provided by operating activities compared to $86.7 million during the six-months ended June 30, 2014. Cash flows from operating activities increased $30.0 million, or 34.6%, from the prior year period, primarily due to a $23.5 million increase in other operating cash flows consisting largely of changes in working capital.

Cash Flows Used in Investing Activities

During the six-months ended June 30, 2015, our net cash used in investing activities was $76.7 million, consisting primarily of $54.7 million for business acquisitions, net of cash acquired, $30.3 million of purchases of equity interests in nonconsolidated affiliates and $19.0 million of capital expenditures, partially offset by $20.1 million of proceeds from the sale of equity interests of nonconsolidated affiliates and $11.0 million of net cash provided by investing activities of discontinued operations. Cash flows used in investing activities increased $27.0 million, or 54.3%, from the prior year period, primarily due to an increase in cash outflows for business acquisitions and purchases of equity interests in nonconsolidated affiliates, partially offset by an increase in cash inflows from proceeds from sale of equity interests of nonconsolidated affiliates and cash provided by discontinued operations.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six-months ended June 30, 2015 was $29.1 million, consisting primarily of $703.6 million in long-term debt borrowings and $5.2 million of contributions from noncontrolling interests of consolidated affiliates, partially offset by $604.1 million for principal payments on long-term debt and $73.7 million of distributions to noncontrolling interests, which primarily related to existing facilities.

Net cash provided by financing activities increased $62.8 million, or 186.4%, from the prior year period, primarily due to higher net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015.

Cash and cash equivalents were $77.8 million at June 30, 2015 as compared to $8.7 million at December 31, 2014. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at June 30, 2015 was $55.4 million compared to a deficit of $11.9 million at December 31, 2014, an increase of $67.3 million, or 565.5%. This increase was primarily driven by an increase in Cash and cash equivalents.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.

Debt

Our primary sources of funding have been the incurrence of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the New Revolving Credit Facility.

First Quarter 2015 Refinancing Transactions

On March 17, 2015, the Company issued $250 million aggregate principal amount of its 6.00% senior unsecured notes due 2023 (the “Senior Notes”) under an Indenture dated March 17, 2015 (the “Indenture”).  Also, on March 17, 2015, we entered into a $700 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “New Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, collectively, the “New Credit Facilities”).

We received $245.6 million in net proceeds from the sale of the Senior Notes after deducting the initial purchasers’ discount. We used the net proceeds from the sale of the Senior Notes, together with approximately $381 million of the aggregate of $450.0 million in principal amount of borrowings under the Company’s New Term Loan Facility (together with the issuance of the Senior Notes, the “Refinancing Transactions”), to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s then existing credit facilities. The remaining approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our New Credit Agreement, we incurred debt modification costs of $5.0 million.

          Senior Notes

On March 17, 2015, we issued the Senior Notes under the Indenture.  The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain wholly-owned subsidiaries of the Company and any subsequently acquired wholly-owned subsidiaries that guarantee certain of the Company’s indebtedness, subject to certain exceptions. The Senior Notes are pari passu in right of payment with all of the existing and future senior debt of the Company, including the Company’s indebtedness under the New Credit Facilities, and senior to all existing and future subordinated debt of the Company.

Interest on the Senior Notes accrues at the rate of 6.00% per annum and is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2015. The Senior Notes mature on April 1, 2023.

The Indenture contains certain customary affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of June 30, 2015, we believe that we were in compliance with these covenants.

          New Credit Facilities

On March 17, 2015, we entered into the $700 million New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The New Credit Agreement, subject to the terms and conditions set forth therein, provides for a seven-year, $450 million New Term Loan Facility and a five-year, $250 million New Revolving Credit Facility. The New Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow us to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan was 4.25% at June 30, 2015.

The New Credit Facilities replaced our Credit Agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

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

The New Credit Agreement contains certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of June 30, 2015, we believe that we and SCA were in compliance with these covenants.

Contractual Obligations

The Company updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as of March 31, 2015 in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 to reflect the new projected principal and interest payments for the remainder of 2015 and beyond. There have been no material changes to the information set forth in the table between March 31, 2015 and June 30, 2015.

Capital Expenditures

Capital expenditures totaled $19.0 million and $18.2 million for the six-months ended June 30, 2015 and 2014, respectively. The capital expenditures made during the six-months ended June 30, 2015 consisted primarily of fixture improvements at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.2% to 12.2% based on the rate implied by the lease at the inception of the lease or the lessee’s incremental borrowing rate, if lower.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At June 30, 2015, we accounted for 67 of our 193 affiliated facilities under the equity method. Like our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At June 30, 2015, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $53.1 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 23% at June 30, 2015. We or one of our wholly-owned subsidiaries collectively guaranteed $2.9 million of the $53.1 million in total debt of our nonconsolidated affiliates as of June 30, 2015. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $9.6 million at June 30, 2015.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There were no material changes to our critical accounting policies during the six-months ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of June 30, 2015, we had $768.9 million of indebtedness (excluding capital leases), of which $485.4 million is at variable interest rates and $283.5 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At June 30, 2015, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million became effective on September 30, 2012, and the remaining forward starting interest rate swap with a notional amount of $140.0 million became effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million terminated on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at June 30, 2015, our annual interest expense would increase by approximately $2.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of June 30, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, “Item 1A. Risk Factors” in Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

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
10.1

Employment Agreement, dated as of April 14, 2015 and effective as of May 19, 2015, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Tom De Weerdt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.2

Consulting Agreement, dated as of April 15, 2015 and effective as of July 1, 2015, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens IV (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

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

SURGICAL CARE AFFILIATES, INC.
Date: August 4, 2015	/s/ Andrew P. Hayek
Andrew P. Hayek President and Chief Executive Officer
Date: August 4, 2015	/s/ Tom De Weerdt
Tom De Weerdt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1

Employment Agreement, dated as of April 14, 2015 and effective as of May 19, 2015, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Tom De Weerdt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.2

Consulting Agreement, dated as of April 15, 2015 and effective as of July 1, 2015, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens IV (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

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