Form 10-Q
period 2015-09-30
Surgical Care Affiliates, Inc.
filed 2015-11-04
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2015
Common stock, $0.01 par value	39,581,549 shares

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2015 under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$94,145	$8,731
Restricted cash	20,462	24,073
Accounts receivable, net of allowance for doubtful accounts (2015 - $14,339; 2014 - $10,448)	105,233	100,529
Receivable from nonconsolidated affiliates	36,348	72,030
Prepaids and other current assets	28,840	30,170
Current assets related to discontinued operations	15	1,959
Current assets held for sale	738	—
Total current assets	285,781	237,492
Property and equipment, net of accumulated depreciation	230,671	209,642
Goodwill	998,714	902,391
Intangible assets, net of accumulated amortization	94,719	84,262
Deferred debt issue costs	7,707	5,383
Investment in and advances to nonconsolidated affiliates	222,654	194,610
Other long-term assets	5,655	4,311
Assets related to discontinued operations	552	9,344
Assets held for sale	3,897	—
Total assets (a)	$1,850,350	$1,647,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$27,542	$24,690
Accounts payable	30,482	31,717
Accrued payroll	34,884	29,199
Accrued interest	8,358	234
Accrued distributions	33,716	29,134
Payable to nonconsolidated affiliates	71,741	104,519
Deferred income tax liability	216	855
Other current liabilities	27,201	26,747
Current liabilities related to discontinued operations	2,011	2,280
Current liabilities held for sale	624	—
Total current liabilities	236,775	249,375
Long-term debt, net of current portion	779,820	665,119
Deferred income tax liability	32,849	130,165
Other long-term liabilities	22,699	19,683
Liabilities related to discontinued operations	396	683
Liabilities held for sale	2,229	—
Total liabilities (a)	1,074,768	1,065,025
Commitments and contingent liabilities (Note 14)
Noncontrolling interests – redeemable (Note 8)	14,797	15,444
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 39,579 and 38,648 shares outstanding, respectively	396	386
Additional paid-in capital	440,597	419,088
Accumulated deficit	(62,102)	(176,135)
Total Surgical Care Affiliates’ equity	378,891	243,339
Noncontrolling interests – non-redeemable	381,894	323,627
Total equity	760,785	566,966
Total liabilities and equity	$1,850,350	$1,647,435
(a)

Our consolidated assets as of September 30, 2015 and December 31, 2014 include total assets of our variable interest entities (“VIEs”) of $146.8 million and $117.5 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2015 and December 31, 2014 include total liabilities of the VIEs of $35.8 million and $23.8 million, respectively, for which the creditors of the VIEs have no recourse to us, with the exception of $4.2 million and $3.4 million of debt guaranteed by us at September 30, 2015 and December 31, 2014, respectively. See further description in Note 4, Variable Interest Entities.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Net operating revenues:
Net patient revenues	$236,921	$197,762
Management fee revenues	15,807	14,884
Other revenues	5,059	3,550
Total net operating revenues	257,787	216,196
Equity in net income of nonconsolidated affiliates	12,299	7,414
Operating expenses:
Salaries and benefits	86,285	74,476
Supplies	54,615	44,214
Other operating expenses	40,462	32,198
Depreciation and amortization	16,554	13,513
Occupancy costs	9,063	7,547
Provision for doubtful accounts	4,264	3,488
Impairment of intangible and long-lived assets	—	94
Loss (gain) on disposal of assets	103	(84)
Total operating expenses	211,346	175,446
Operating income	58,740	48,164
Interest expense	10,828	8,116
Interest income	(181)	(40)
Gain on sale of investments	(3,377)	(6,252)
Income from continuing operations before income tax expense	51,470	46,340
(Benefit) provision for income taxes	(104,616)	2,809
Income from continuing operations	156,086	43,531
Income (loss) from discontinued operations, net of income tax expense	983	(5,072)
Net income	157,069	38,459
Less: Net income attributable to noncontrolling interests	(38,430)	(30,627)
Net income attributable to Surgical Care Affiliates	$118,639	$7,832
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.97	$.33
Discontinued operations attributable to Surgical Care Affiliates	$.03	$(.13)
Net income per share attributable to Surgical Care Affiliates	$3.00	$.20
Basic weighted average shares outstanding	39,585	38,546
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.88	$.33
Discontinued operations attributable to Surgical Care Affiliates	$.02	$(.13)
Net income per share attributable to Surgical Care Affiliates	$2.90	$.20
Diluted weighted average shares outstanding	40,921	39,920

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Net operating revenues:
Net patient revenues	$687,416	$563,882
Management fee revenues	44,320	43,296
Other revenues	13,828	10,389
Total net operating revenues	745,564	617,567
Equity in net income of nonconsolidated affiliates	36,001	21,047
Operating expenses:
Salaries and benefits	254,609	216,400
Supplies	155,876	128,762
Other operating expenses	115,279	91,594
Depreciation and amortization	47,678	37,884
Occupancy costs	26,474	21,654
Provision for doubtful accounts	12,943	9,802
Impairment of intangible and long-lived assets	—	610
Loss (gain) on disposal of assets	299	(135)
Total operating expenses	613,158	506,571
Operating income	168,407	132,044
Interest expense	30,367	24,468
HealthSouth option expense	11,702	—
Debt modification expense	5,032	—
Loss on extinguishment of debt	544	—
Interest income	(253)	(138)
Gain on sale of investments	(4,971)	(1,945)
Income from continuing operations before income tax expense	125,986	109,659
(Benefit) provision for income taxes	(96,536)	5,883
Income from continuing operations	222,522	103,776
Loss from discontinued operations, net of income tax expense	(658)	(7,665)
Net income	221,864	96,111
Less: Net income attributable to noncontrolling interests	(107,831)	(82,016)
Net income attributable to Surgical Care Affiliates	$114,033	$14,095
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.92	$.57
Discontinued operations attributable to Surgical Care Affiliates	$(.01)	$(.20)
Net income per share attributable to Surgical Care Affiliates	$2.91	$.37
Basic weighted average shares outstanding	39,246	38,415
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.82	$.54
Discontinued operations attributable to Surgical Care Affiliates	$(.02)	$(.19)
Net income per share attributable to Surgical Care Affiliates	$2.80	$.35
Diluted weighted average shares outstanding	40,667	39,920

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2013	38,166	$382	$413,419	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	14,095	14,095	66,753	80,848
Stock options exercised	345	3	1,746	—	1,749	—	1,749
Stock compensation	—	—	2,745	—	2,745	—	2,745
Net change in equity related to purchase of ownership interests	—	—	1,829	—	1,829	66,254	68,083
Contributions from noncontrolling interests	—	—	—	—	—	17,677	17,677
Change in distribution accrual	—	—	—	—	—	1,165	1,165
Distributions to noncontrolling interests	—	—	—	—	—	(64,281)	(64,281)
Balance at September 30, 2014	38,511	$385	$419,739	$(194,020)	$226,104	$297,853	$523,957

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2014	38,648	$386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net income	—	—	—	114,033	114,033	89,768	203,801
Issuance of stock pursuant to teammate equity plans	605	7	6,300	—	6,307	—	6,307
HealthSouth stock option	326	3	11,699	—	11,702	—	11,702
Stock compensation	—	—	6,020	—	6,020	—	6,020
Net change in equity related to purchase of ownership interests	—	—	(2,510)	—	(2,510)	58,722	56,212
Contributions from noncontrolling interests	—	—	—	—	—	6,276	6,276
Change in distribution accrual	—	—	—	—	—	(1,630)	(1,630)
Distributions to noncontrolling interests	—	—	—	—	—	(94,869)	(94,869)
Balance at September 30, 2015	39,579	$396	$440,597	$(62,102)	$378,891	$381,894	$760,785

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Cash flows from operating activities
Net income	$221,864	$96,111
Loss from discontinued operations	658	7,665
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	12,943	9,802
Depreciation and amortization	47,678	37,884
Amortization of deferred issuance costs	1,034	2,295
Impairment of intangible and long-lived assets	—	610
Realized (gain) loss on sale of investments	(4,971)	(1,945)
Loss (gain) on disposal of assets	299	(135)
Equity in net income of nonconsolidated affiliates	(36,001)	(21,047)
Distributions from nonconsolidated affiliates	35,063	40,922
Deferred income tax	(97,534)	5,355
Stock compensation	6,020	2,745
Change in fair value of interest rate swap	326	303
Loss on extinguishment of debt	544	—
HealthSouth option expense	11,702	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	(11,016)	(1,924)
Other assets	30,385	(47,282)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(6,414)	89
Accrued payroll	4,802	(581)
Accrued interest	8,124	(304)
Other liabilities	(29,296)	28,517
Other, net	(505)	(160)
Net cash used in operating activities of discontinued operations	(1,570)	(2,779)
Net cash provided by operating activities	194,135	156,141
Cash flows from investing activities
Capital expenditures	(30,248)	(25,406)
Proceeds from disposal of assets	273	210
Proceeds from sale of business	6,884	2,711
Proceeds from sale of equity interests of nonconsolidated affiliates	20,513	2,344
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	—	2,375
Decrease in cash related to conversion of consolidated affiliates to equity interests	(37)	(30)
(Increase) decrease in restricted cash	4,111	6,872
Net settlements on interest rate swap	(1,090)	(1,180)
Business acquisitions, net of cash acquired (2015 - $1,695; 2014 - $1,608)	(72,134)	(88,965)
Purchase of equity interests in nonconsolidated affiliates	(35,642)	(17,708)
Net cash provided by investing activities of discontinued operations	11,000	—
Other	(3,017)	(3,736)
Net cash used in investing activities	$(99,387)	$(122,513)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$711,852	$19,574
Payment of debt acquisition costs	(3,238)	—
Principal payments on line of credit arrangements and long-term debt	(608,953)	(11,766)
Principal payments under capital lease obligations	(6,304)	(6,545)
Distributions to noncontrolling interests of consolidated affiliates	(112,720)	(81,778)
Contributions from noncontrolling interests of consolidated affiliates	5,286	12,452
Proceeds from sale of equity interests of consolidated affiliates	4,853	4,497
Repurchase of equity interests of consolidated affiliates	(5,226)	(4,241)
Proceeds from teammate equity plans	9,505	1,749
Other	(4,423)	—
Net cash provided by (used in) financing activities	(9,368)	(66,058)
Change in cash and cash equivalents	85,380	(32,430)
Cash and cash equivalents at beginning of period	8,731	85,829
Cash and cash equivalents of discontinued operations at beginning of period	37	1
Less: Cash and cash equivalents of discontinued operations at end of period	(3)	(33)
Cash and cash equivalents at end of period	$94,145	$53,367
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$11,646	$8,901
Goodwill attributable to sale of surgery centers	2,503	752
Net investment in consolidated affiliates that became equity method facilities	164	970
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	1,179	3,180
Accrued capital expenditures at end of period	3,000	1,544
Contributions from noncontrolling interests of consolidated affiliates	990	5,225
Equity interest purchase in nonconsolidated affiliates via withheld distributions	5,259	—

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of September 30, 2015, the Company operated in 34 states and had an interest in and/or operated 187 freestanding ASCs, six surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Florida, Indiana, Texas and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the nine-months ended September 30, 2015, our portfolio of facilities changed as follows:

•

we acquired a controlling interest in eleven ASCs and one surgical hospital that we consolidate (three of these facilities were previously equity method investments and did not increase our facility count);

•	we acquired a noncontrolling interest in eight ASCs that we hold as equity method investments (three of these facilities were previously managed-only facilities);
•	we deconsolidated one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method); and
•

we closed four consolidated ASCs, sold a consolidated ASC, sold a consolidated surgical hospital and sold a noncontrolling interest in one ASC and now account for it as a managed-only facility (this facility was previously an equity method investment).

Business Structure

Our business model is focused on building strategic relationships with physician groups, health plans and health systems to acquire, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of September 30, 2015, we owned and operated facilities in partnership with approximately 2,600 physician partners. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 194 facilities as follows:

AS OF
SEPTEMBER 30, 2015
Consolidated facilities(1)	100
Equity method facilities	70
Managed-only facilities	24
Total facilities	194
(1)	As of September 30, 2015, we consolidated 15 facilities as Variable Interest Entities (“VIE”) (see Note 4).

In addition, at September 30, 2015 and December 31, 2014, we provided perioperative consulting services to 9 and 13 facilities, respectively, which are not included in the above facility count.

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions for Form 10-Q, and Article 10 of Regulation S-X as promulgated by the Securities and

Exchange Commission (the “SEC”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim period presented. Operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2014 consolidated financial statements included in our 2014 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS

Acquisitions

During the nine-months ended September 30, 2015, we acquired a controlling interest in eleven ASCs and one surgical hospital for total consideration of $75.0 million. Three of the twelve acquisitions were previously equity method investments, and five of the twelve acquisitions were acquired through our VIE groups (see Note 4) for which we are the primary beneficiary.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets was based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill acquired as a result of the 2015 transactions was $102.2 million, approximately $65.6 million of which is expected to be tax deductible.

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

Assets
Current assets
Cash and cash equivalents	$421
Accounts receivable	457
Other current assets	68
Total current assets	946
Property and equipment	1,665
Goodwill	5,962
Intangible assets	4,813
Total assets	$13,386
Liabilities
Current liabilities
Accounts payable and other current liabilities	$685
Total current liabilities	685
Other long-term liabilities	212
Total liabilities	$897

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

Assets
Current assets
Cash and cash equivalents	$2
Accounts receivable	860
Other current assets	267
Total current assets	1,129
Property and equipment	6,880
Goodwill	16,732
Intangible assets	2,190
Total assets	$26,931
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,403
Total current liabilities	2,403
Other long-term liabilities	5,188
Total liabilities	$7,591

In May 2015, an indirect wholly-owned subsidiary of the Company purchased a 55.0% controlling interest in Parkway Surgery Center, LLC, which owns and operates an ASC in Hagerstown, Maryland, for $7.7 million.  In addition, SCA purchased the management rights of the facility for $0.4 million.  This ASC is a consolidated facility.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$276
Accounts receivable	466
Other current assets	42
Total current assets	784
Property and equipment	732
Goodwill	12,134
Intangible assets	1,960
Total assets	$15,610
Liabilities
Current liabilities
Accounts payable and other current liabilities	$467
Total current liabilities	467
Other long-term liabilities	742
Total liabilities	$1,209

In May 2015, an indirect wholly-owned subsidiary of the Company purchased a 55.0% controlling interest in Franklin Surgical Center, LLC, which owns and operates an ASC in Basking Ridge, New Jersey, for $21.5 million.  This ASC is a consolidated facility. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$10
Accounts receivable	1,628
Other current assets	64
Total current assets	1,702
Property and equipment	3,047
Goodwill	30,946
Intangible assets	3,825
Total assets	$39,520
Liabilities
Current liabilities
Accounts payable and other current liabilities	$398
Total current liabilities	398
Other long-term liabilities	42
Total liabilities	$440

In September 2015, an indirect wholly-owned subsidiary of SCA purchased a 51.0% controlling interest in Advanced Surgical Hospital, LLC, which owns and operates a surgical hospital in Washington, Pennsylvania, for total consideration of $17.1 million.  This surgical hospital is a consolidated facility.  The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Current assets
Cash and cash equivalents	$505
Accounts receivable	1,205
Other current assets	103
Total current assets	1,813
Property and equipment	1,861
Goodwill	26,774
Intangible assets	3,283
Total assets	$33,731
Liabilities
Current liabilities
Accounts payable and other current liabilities	$28
Total current liabilities	28
Other long-term liabilities	120
Total liabilities	$148

Total Consideration for the remaining five acquisitions closed in the nine-months ended September 30, 2015 was $8.8 million.  The aggregate amounts recognized as of the respective acquisition dates for each major class of assets and liabilities assumed in these acquisitions are as follows:

Assets
Current assets
Cash and cash equivalents	$479
Accounts receivable	2,469
Other current assets	677
Total current assets	3,625
Property and equipment	10,993
Goodwill	9,629
Intangible assets	4,943
Total assets	$29,190
Liabilities
Current liabilities
Accounts payable and other current liabilities	$3,225
Total current liabilities	3,225
Other long-term liabilities	6,910
Total liabilities	$10,135

Intangible assets acquired in 2015 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life (in years)
Certificates of need	$2,510	15.0*
Licenses	$3,682	15.0*
Management agreements	$7,132	15.0*
Noncompete agreements	$7,690	4.8*
Total	$21,014	11.3*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

The purchase price allocations above are preliminary.  Additionally, all purchase price allocations related to business combinations completed in the fourth quarter of 2014 are preliminary. When we obtain all relevant information, our provisional purchase price allocation may be retrospectively adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates which would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to working capital balances.

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

In April 2014, a wholly-owned subsidiary of the Company (the “SCA Subsidiary”) loaned a wholly-owned subsidiary of a health system partner (the “Counterparty”) $3.0 million in exchange for a promissory note that was convertible at the Counterparty’s option into a 49% noncontrolling ownership interest in the Counterparty.  The Counterparty immediately used the proceeds of the loan and other funds to purchase 100% of the ownership interests in an ASC located in Costa Mesa, California (the “Costa Mesa ASC”) for $5.2 million.  Effective April 1, 2015, pursuant to the loan conversion agreement between the SCA Subsidiary and the Counterparty, the convertible promissory note was converted by the Counterparty, and as result of the conversion, the SCA Subsidiary owns a 49% noncontrolling ownership interest in the Counterparty and an indirect noncontrolling ownership interest in the Costa Mesa ASC. We account for this noncontrolling ownership interest as an equity method investment.

In June 2015, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 55.0% controlling interest in Surgicare of Central Jersey, LLC, which owns and operates an ASC in Watchung, New Jersey, for $15.0 million.  This ASC is an equity method investment.

In July 2015, the Company contributed its interest in Surgical Center at Premier, LLC, the owner of a nonconsolidated ASC located in Colorado Springs, Colorado (the “Premier ASC”), to a joint venture entity owned by SCA and a health system partner that also owns a controlling interest in Audubon Ambulatory Surgery Center, LLC, the owner of two additional ASCs located in Colorado Springs, Colorado (the “Audubon ASCs”). Cash consideration was not paid by any of the parties, and all three ASCs are now equity method investments for SCA.  We recognized a $2.7 million gain as a result of this transaction, which is recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

During the nine-months ended September 30, 2014, the Company acquired a controlling interest in twelve ASCs, two of which were previously managed-only facilities, for total consideration of $104.0 million and a noncontrolling interest in five ASCs, two of which were previously managed-only facilities, for total consideration of $16.5 million.

Also during the nine-months ended September 30, 2014, we contributed an existing equity method investment to another entity in which we have an equity method investment that is controlled by a health system partner. In conjunction with the contribution, we recognized a $1.9 million gain relating to the remeasurement of a portion of the investment to fair value. This gain is included in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

Deconsolidations

During the nine-month period ended September 30, 2015, we deconsolidated one facility as a result of other parties obtaining substantive rights. We retained a noncontrolling interest in this affiliate. We recorded an immaterial loss related to this deconsolidation which was primarily related to the revaluation of our investment in this affiliate to fair value. We also wrote off approximately $4.1 million of goodwill related to the deconsolidation.

During the nine-month period ended September 30, 2014, we completed one deconsolidation transaction. In this transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The loss on this transaction is recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

Fair values for retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received or to be received for the controlling equity interest sold.

Closures and Sales

During the nine-months ended September 30, 2015, we closed four consolidated ASCs.  One of these ASCs closed during the second quarter and was sold during the third quarter.  A pre-tax gain of approximately $1.3 million related to this transaction was recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.  We also wrote off approximately $1.5 million of goodwill related to this transaction.  There were no material gains or losses recorded related to the other three closures.

During the nine-months ended September 30, 2014, we closed four facilities. Two consolidated facilities were closed in the first quarter of 2014, and their operations were absorbed into existing consolidated facilities of the Company in the first quarter of 2014.  We impaired $0.5 million of property and equipment and intangible assets related to these two closed facilities.  One consolidated facility ceased operations in July 2014.  We recorded an impairment charge of $0.7 million during the nine-months ended September 30, 2014 for intangible and long-lived assets related to this closed facility.  These impairments are recorded in Loss from discontinued operations, net of income tax expense in the Company’s condensed consolidated statements of operations.  One nonconsolidated facility was closed in the third quarter of 2014, and its operations were absorbed into an existing SCA nonconsolidated facility.

During the nine-months ended September 30, 2015, we sold our entire ownership interest in an ASC that we held as an equity method investment for $7.6 million.  We continue to provide management services to the facility.  We also sold our entire interest in a consolidated surgical hospital for $0.3 million and the real estate owned by the surgical hospital for $10.8  million.  We recorded a pre-tax gain of approximately $2.1 million related to this transaction in the Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.  The surgical hospital and its real estate were placed into discontinued operations in 2014.  We sold one consolidated ASC during the third quarter of 2015.   We recorded a pre-tax loss of approximately $0.4 million related to this transaction in Gain on sale of investments in the accompanying condensed consolidated statements of operations.  We also wrote off approximately $1.0 million of goodwill related to this sale.

During the nine-months ended September 30, 2014, we sold all of our ownership interest in three ASCs. We recorded a pre-tax gain of approximately $0.4 million as a result of the sales. The gain on these transactions is recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the three- and nine-months ended September 30, 2015 and 2014, on an unaudited pro forma basis as if the consolidated acquisitions closed in the three- and nine-months ended September 30, 2015 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three- and nine-months ended September 30, 2015 and 2014 and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP, as necessary, applied the Company’s accounting policies and adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net operating revenues	$260,815	$234,236	$765,708	$672,632
Income from continuing operations	156,432	46,188	226,055	112,034

Consolidated acquisitions closed during the nine-months ended September 30, 2015 contributed Net operating revenues of $17.3 million and $38.7 million for the three- and nine-months ended September 30, 2015, respectively, and Income from continuing operations of $2.1 million and $4.4 million for the three- and nine-months ended September 30, 2015, respectively.

Nonconsolidated acquisitions closed during the nine-months ended September 30, 2015 contributed $1.1 million and $2.0 million to Equity in net income of nonconsolidated affiliates for the three- and nine-months ended September 30, 2015, respectively.

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

Variable Interest Entities

In order to determine if we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At September 30, 2015 and as further described below, we had three VIE groups: the Future Texas JV, the Kentucky JVs and the Michigan JV.

The Company holds a promissory note payable by an entity (the “Future Texas JV”) that owns controlling interests in 11 ASCs and is wholly-owned by a health system partner. The promissory note, which eliminates upon consolidation, has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note contains a conversion feature that allows us to convert the promissory note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. We are also party to management services agreements with the facilities controlled by the Future Texas JV. As a result of the financial interest in the earnings of the Future Texas JV held by us via the promissory note and the powers granted us in the promissory note and the management services agreements, we have determined that the Future Texas JV is a VIE for which we are the primary beneficiary. Accordingly, we consolidate the Future Texas JV and the underlying ASCs.

In January 2015, we entered into an agreement with a health system partner whereby the health system partner delegated certain rights to SCA that result in us consolidating under the VIE model three jointly owned joint venture entities (the “Kentucky JVs”), which own controlling interests in three ASCs in the Lexington and Louisville, Kentucky markets.  As a result of SCA receiving these rights, we consolidate the three Kentucky JVs and the three underlying ASCs; these entities were previously accounted for as equity method investments.

In February 2015, we and a health system partner, through a joint venture entity (the “Michigan JV”), acquired a controlling interest in an ASC located in Clinton Township, Michigan.  In conjunction with the acquisition, our health system partner delegated certain rights to SCA that result in us consolidating the Michigan JV under the VIE model.  Accordingly, we consolidate the Michigan JV and the underlying ASC.

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

During the first nine months of 2015, we received an aggregate amount of $11.2 million of cash proceeds related to the planned sale of a portion of an equity method investment that was initially acquired on December 31, 2014. These transactions had an immaterial impact on Gain on sale of investments in our condensed consolidated statement of operations. The proceeds from these transactions are included in Proceeds from sale of equity interests of nonconsolidated affiliates in our condensed consolidated statement of cash flows.

Secondary Offerings and HealthSouth Option

In March 2015, certain existing stockholders of the Company (the "Selling Stockholders"), including certain affiliates of TPG Global, LLC and certain directors and officers of the Company, sold 8,050,000 shares of our common stock in an underwritten public offering at a price of $33.25 per share. The Company did not sell any shares of common stock in the offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The secondary offering closed on April 1, 2015.

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

On April 9, 2015, HealthSouth exercised the HealthSouth Option and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, $11.7 million of expense was included in HealthSouth option expense on our condensed consolidated statement of operations for the nine-months ended September 30, 2015.

In August 2015, certain affiliates of TPG Global, LLC sold 4,000,000 shares of our common stock in an underwritten public offering at a price to the underwriter of $37.68 per share.  The Company did not sell any shares of common stock in the offering and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.  The secondary offering closed on August 11, 2015.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS		NINE-MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
In thousands	2015	2014	2015	2014
Weighted average shares outstanding	39,585	38,546	39,246	38,415
Dilutive effect of equity-based compensation plans and arrangements	1,336	1,374	1,421	1,505
Weighted average shares outstanding, assuming dilution	40,921	39,920	40,667	39,920

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

Net operating loss carryforwards (“NOLs”)

At September 30, 2015, we had federal net operating loss carryforwards of approximately $247.9 million. Such losses expire in various amounts at varying times beginning in 2027. Due to the secondary offerings described above, we have analyzed the impact of the limitations imposed by Internal Revenue Code Section 382, and have determined that the limitations imposed by that Section should not restrict our ability to use the federal NOLs before they expire.

Recent Revisions to Authoritative Guidance

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments.  This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Early adoption is permitted and we have chosen to adopt this ASU as of September 30, 2015. This ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This standard clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  This ASU should be adopted concurrent with ASU 2015-03. We do not believe this ASU will have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This standard modifies existing guidance regarding the presentation of debt issuance costs in the financial statements.  ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not already been issued. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. We do not believe this ASU will have a material impact on our consolidated financial position, results of operations or cash flows.

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

At September 30, 2015 and December 31, 2014, we consolidated three VIE groups and one VIE group, respectively, for which we were the primary beneficiary. As of September 30, 2015, we consolidated a total of 15 facilities among the three VIE groups, the details of which are as follows:

	# of Consolidated Facilities	# of Consolidated Facilities
VIE Group	as of September 30, 2015	as of December 31, 2014
Future Texas JV	11	10
Kentucky JVs	3	—
Michigan JV	1	—

The carrying amounts and classifications of the assets and liabilities of the VIE groups, which are included in our       September 30, 2015 and December 31, 2014 condensed consolidated balance sheets, were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$13,568	$12,396
Other current assets	3,746	2,236
Total current assets	17,313	14,632
Property and equipment, net	30,143	20,829
Goodwill	82,523	69,330
Intangible assets	16,783	12,663
Total assets	$146,762	$117,454
Liabilities
Current liabilities
Accounts payable and other current liabilities	$16,685	$11,402
Total current liabilities	16,685	11,402
Other long-term liabilities	19,116	12,403
Total liabilities	$35,801	$23,805

The assets of the consolidated VIE groups can only be used to settle the obligations of the VIE groups. The creditors of the VIE groups have no recourse to us, with the exception of $4.2 million and $3.4 million of debt guaranteed by us at September 30, 2015 and December 31, 2014, respectively.

NOTE 5 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the nine-months ended September 30, 2015:

Balance at December 31, 2014	$902,391
Acquisitions (see Note 2)	102,177
Sales	(2,503)
Deconsolidation	(4,148)
Other	797
Balance at September 30, 2015	$998,714

NOTE 6 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our equity method affiliates:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net operating revenues:
Net patient revenues	$190,546	$163,410	$530,623	$468,449
Other revenues	2,296	1,587	5,564	4,421
Total net operating revenues	192,842	164,997	536,187	472,870
Operating expenses:
Salaries and benefits	41,498	35,979	117,177	102,830
Supplies	33,467	28,314	94,745	79,804
Other operating expenses	42,848	36,737	118,230	102,206
Depreciation and amortization	7,177	5,537	20,162	15,648
Total operating expenses	124,990	106,567	350,314	300,488
Operating income	67,852	58,430	185,873	172,382
Interest expense, net of interest income	660	700	1,537	1,549
Income from continuing operations before income tax expense	$67,192	$57,730	$184,336	$170,833
Net income	$67,184	$57,723	$184,309	$170,786

During the three- and nine-months ended September 30, 2015, we recorded $0.2 million and $0.6 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. During the three- and nine-months ended September 30, 2014, we recorded $5.8 million and $17.4 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. This expense is included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

During the nine-months ended September 30, 2015, we recorded $2.2 million of impairment to our investments in nonconsolidated affiliates due to declines in the expected future cash flows of four nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. The declines in the expected future cash flows were caused by events specific to each impacted facility, as further described below. The impairments included:

●	a $1.4 million impairment on our investment in Glendale Endoscopy Center, LLC related to insufficient forecasted growth at the facility;
●	a $0.4 million impairment on our investment in Memphis Surgery Center, LTD., L.P. related to the impending closure of the facility;
●	a $0.2 million impairment on our investment in Lackawanna Physicians Ambulatory Surgery Center, LLC related to insufficient forecasted growth at the facility; and
●	a $0.2 million impairment on our investment in Emerald Coast Surgery Center, L.P. related to insufficient forecasted growth at the facility.

In determining whether an impairment charge is necessary on a particular investment, we consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds, market multiples and external appraisals, as appropriate.

Also during the nine-months ended September 30, 2015, we recorded an impairment charge of $2.7 million due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable.  This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statement of operations.

NOTE 7 — LONG-TERM DEBT

Our long-term debt outstanding consisted of the following:

	AS OF
	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—
New Term Loan Facility due 2022	447,750	—
Discount of New Term Loan due 2022	(1,427)	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	—	—
Class B Term Loan due 2017	—	212,224
Class C Term Loan due 2018	—	384,150
Discount of Class C Term Loan	—	(452)
6.00% Senior Notes due 2023	250,000	—
Discount of Senior Notes due 2023	(4,101)	—
Notes payable to banks and others	80,362	64,634
Capital lease obligations	34,778	29,253
	807,362	689,809
Less: Current portion	(27,542)	(24,690)
Long-term debt, net of current portion	$779,820	$665,119

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

          Senior Notes

On March 17, 2015, we issued the Senior Notes under the Indenture.  The Senior Notes were sold to Goldman, Sachs & Co. and certain other initial purchasers (the “Initial Purchasers”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were expected to be resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A and/or in an offshore transaction pursuant to Regulation S under the Securities Act.

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

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  We believe that we were in compliance with the covenants contained in the Indenture as of September 30, 2015.

          New Credit Facilities

On March 17, 2015, we entered into the New Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the New Term Loan Facility and the New Revolving Credit Facility. The New Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow us to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan Facility was 4.25% at September 30, 2015.

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

The New Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable, on March 17, 2020.

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

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Rate Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan Facility due 2022	2.25% (with a Base Rate floor of 2.00%)	3.25% (with a LIBOR Rate floor of 1.00%)

There was no outstanding balance under the New Revolving Credit Facility or the revolving credit facility of the Old Credit Facilities as of September 30, 2015 or December 31, 2014, respectively, other than $4.2 million and $2.9 million, respectively, of letters of credit. As of September 30, 2015, the New Revolving Credit Facility had a capacity of $245.8 million.

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test. At September 30, 2015, we had approximately $4.2 million in letters of credit outstanding that utilize capacity under the New Revolving Credit Facility. We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the New Revolving Credit Facility.

The New Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the New Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The New Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the New Credit Agreement. Additionally, the New Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The New Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of September 30, 2015.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At September 30, 2015, interest rate swaps of $190.0 million remained outstanding.  The remaining aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At each of September 30, 2015 and December 31, 2014, $1.4 million was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At December 31, 2014, $0.8 million was included in Other long-term liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the nine-months ended September 30, 2015, the liability related to the swaps decreased by $0.8 million due to $1.1 million of swap settlements and a $0.3 million increase in the change in fair value. During the nine-months ended September 30, 2015, the Company recorded losses of approximately $0.3 million within Interest expense due to changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of September 30, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 8 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net income from continuing operations, net of tax, attributable to Surgical Care Affiliates	$117,656	$12,904	$114,691	$21,760
Net income (loss) from discontinued operations, net of tax, attributable to Surgical Care Affiliates	983	(5,072)	(658)	(7,665)
Net income, net of tax, attributable to Surgical Care Affiliates	$118,639	$7,832	$114,033	$14,095

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net income attributable to Surgical Care Affiliates	$118,639	$7,832	$114,033	$14,095
Decrease in equity due to sales to noncontrolling interests	(1,388)	(1,107)	(1,434)	(1,048)
(Decrease) increase in equity due to purchases from noncontrolling interests	(1,426)	4,102	(1,076)	2,877
Change from net income attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$115,825	$10,827	$111,523	$15,924

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

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Balance at beginning of period	$15,444	$21,902
Net income attributable to noncontrolling interests	18,063	15,263
Net change related to purchase of ownership interests	2,092	(1,075)
Change in distribution accrual	(2,951)	(1,771)
Distributions to noncontrolling interests	(17,851)	(17,497)
Balance at end of period	$14,797	$16,822

NOTE 9 — FAIR VALUE

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at each of September 30, 2015 and December 31, 2014.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	September 30, 2015
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	—	—	—	I
Total liabilities	$—	$1.4	$—	$1.4

	December 31, 2014
				Total
	Fair Value Measurements Using			Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	0.8	—	0.8	I
Total liabilities	$—	$2.2	$—	$2.2
[1]	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

During the nine-months ended September 30, 2015, we recorded $2.2 million of impairment to our investments in nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statement of operations.

The investments in nonconsolidated affiliates measured at fair value on a nonrecurring basis is as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
September 30, 2015	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investments in nonconsolidated affiliates	$5.3	—	—	$5.3	$2.2

The inputs used by the Company in estimating the value of the Level 3 Investments in nonconsolidated affiliates includes a market multiple of EBITDA. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding the significant unobservable input used in the estimation of Level 3 fair value measurement (in millions):

	Level 3 Assets
	as of	Significant Unobservable	Range of
Level 3 Investment in nonconsolidated affiliate	September 30, 2015	Input	Inputs
Market Approach	$5.3	Multiple of EBITDA	7.0x

We recorded an impairment charge of $0.7 million during the nine-months ended September 30, 2014 for intangible and long-lived assets. The impairment is recorded in Loss from discontinued operations, net of income tax expense on the Company’s condensed consolidated statements of operations.  A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charge recorded in 2014, as management determined its intent to sell or close the impacted facility. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

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

The inputs used by the Company in estimating the value of Level 3 Assets related to discontinued operations include the expected proceeds from the sale of the facility. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding significant unobservable inputs used in the estimation of Level 3 fair value measurement (in millions):

Level 3 Assets
Level 3 Property and	as of	Significant Unobservable	Range of
equipment	June 30, 2014	Input	Inputs
Income Approach	$—	Expected proceeds from sale	$—

No impairment charges for intangible and long-lived assets were recorded during the three- and nine-months ended     September 30, 2015.

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

	As of September 30, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$1,434	$1,434	$2,192	$2,192
Long-term debt:
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—	$—	$—
New Term Loan due 2022	447,750	444,392	—	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility	—	—	—	—
Class B Term Loan due 2017	—	—	212,224	206,786
Class C Term Loan due 2018	—	—	384,150	371,905
6.00% Senior Notes due 2023	250,000	248,750	—	—
Notes payable to banks and others	80,362	80,362	64,634	64,634
Financial commitments	$—	$—	$—	$—

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

At September 30, 2015, 4,459,590 stock-based awards had been issued under the Plans (excluding forfeitures) and 987,926 stock-based awards were available for future equity grants.

During the first nine months of 2015, we issued to certain members of our management team 311,907 time-based RSU awards with an average fair value of $36.08 per RSU award and 350,393 time-based stock options with an average exercise price of $35.91, and an average fair value of $14.46 per option. The fair value of these RSU awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 11, Equity-Based Compensation, to the consolidated financial statements of our 2014 Annual Report on Form 10-K.

NOTE 11 — INCOME TAXES

The significant components of the provision for income taxes related to continuing operations are as follows:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Current:
State and local	$413	$252	$998	$577
Total current expense	413	252	998	577
Deferred:
Federal	(84,105)	2,062	(78,103)	4,279
State and local	(20,924)	495	(19,431)	1,027
Total deferred (benefit) expense	(105,029)	2,557	(97,534)	5,306
Total income tax (benefit) expense related to continuing operations	$(104,616)	$2,809	$(96,536)	$5,883

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  Our most recent operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods are important considerations in our assessment of whether a full valuation allowance is appropriate.  We have continued to monitor those factors on a quarterly basis, considering all positive and negative evidence available.  Based on management’s review as of third quarter 2015, we have determined that there is sufficient positive evidence to support the release of a significant portion of the valuation allowance.  This conclusion was reached in the third quarter as a result of the Company achieving three year cumulative pre-tax book earnings for consecutive reporting periods.  Additionally, the Company maintains consistent projections which indicate that it is more likely than not that sufficient taxable income will be generated to utilize a significant portion of the Company’s deferred tax assets in future years.  As a result of this change in assessment, the Company has released a significant portion of the valuation allowance.

The $104.6 million and $96.5 million of income tax benefits for the three- and nine-months ended September 30, 2015, respectively, are inclusive of the valuation allowance release. The tax benefit recorded for the three-months ended September 30, 2015, inclusive of the valuation allowance release, is $106.1 million, including $105.0 million attributable to continued operations and $1.1 million attributable to discontinued operations. The tax benefit includes the release of the valuation allowance that was recorded through the period ended June 30, 2015, net of $31.0 million of valuation allowance that is being retained and tax expense recorded for current year earnings. The $31.0 million valuation allowance retained is attributable to deferred tax assets recorded for capital loss carryforwards not anticipated to be utilized prior to expiration. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

The provision for income tax expense for the three- and nine-months ended September 30, 2014 was reflective of a full valuation allowance.  Accordingly, the majority of tax expense for these periods was due to the amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill due to syndications of partnership interests.

NOTE 12 — DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net operating revenues	$6	$3,914	$4,028	$12,087
Costs and expenses	(132)	(5,086)	(7,075)	(14,729)
(Loss) gain on sale of investments or closures	—	(2)	2,034	(1)
Impairments	—	—	—	(700)
Loss from discontinued operations	(126)	(1,174)	(1,013)	(3,343)
Income tax benefit (expense)	1,109	(3,898)	355	(4,322)
Net income (loss) from discontinued operations	$983	$(5,072)	$(658)	$(7,665)

The assets and liabilities related to discontinued operations consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$—	$1,788
Other current assets	15	171
Total current assets	15	1,959
Property and equipment, net	494	9,153
Other long term assets	58	191
Total assets	$567	$11,303
Liabilities
Current liabilities
Accounts payable and other current liabilities	$2,011	$2,280
Total current liabilities	2,011	2,280
Other long-term liabilities	396	683
Total liabilities	$2,407	$2,963

We have one facility and one property that qualifies for reporting as held for sale that does not also qualify for reporting as discontinued operations. Management has committed to selling this facility, and an active program to locate a buyer is underway. We expect that the sale of this facility will be completed within twelve months. The assets and liabilities associated with this facility are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale.  There were no assets or liabilities held for sale that were not also discontinued operations as of December 31, 2014.

Assets and liabilities held for sale consisted of the following:

SEPTEMBER 30,
2015
Assets
Current assets
Accounts receivable, net and other current assets	$738
Total current assets	738
Property and equipment, net	3,839
Other long term assets	58
Total assets	$4,635
Liabilities
Current liabilities
Accounts payable and other current liabilities	$624
Total current liabilities	624
Other long-term liabilities	2,229
Total liabilities	$2,853

NOTE 13 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG, served as an arranger in connection with the New Credit Agreement and was paid an arrangement fee in the amount of approximately $0.2 million during the three-months ended March 31, 2015. TPG Capital BD, LLC also served as an initial purchaser in connection with our offering of the Senior Notes, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by the Selling Stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million.

Certain directors of the Company have received equity-based compensation under the 2013 Omnibus Long-Term Incentive Plan and the Directors and Consultants Equity Incentive Plan as part of their compensation for service on our Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to this equity-based compensation was immaterial for the three- and nine-month periods ended September 30, 2015 and 2014.

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

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2034. We also lease certain buildings and equipment under capital leases expiring at various dates through 2032. Operating leases generally have 3 to 22 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 15 — SUBSEQUENT EVENTS

Effective October 1, 2015, through various indirect wholly-owned subsidiaries, SCA purchased: (1) a 52.8% controlling interest in Arise Healthcare System, LLC, which owns and operates a surgical hospital in Austin, Texas; (2) a 52.44% controlling interest in Stonegate Surgery Center, L.P., which owns and operates an ASC in Austin, Texas; (3) a 51.0% controlling interest in Cedar Park Surgery Center, LLC, which owns and ASC in Cedar Park, Texas; and (4) a 27.3% controlling interest in Hays Surgery Center, LLC, which owns and operates an ASC in Kyle, Texas, for cash consideration of $13.8 million.  SCA also purchased the management agreements and billing agreements of each facility for cash consideration of $10.4 million.  The surgical hospital and ASCs are consolidated facilities.

Summarized below are our consolidated results of operations for the nine-months ended September 30, 2015 and 2014, on an unaudited pro forma basis as if the consolidated acquisitions closed in the nine-months ended September 30, 2015 (see Note 2), and the transaction noted above  had occurred at the beginning of the earliest period presented.

The pro forma information is based on the Company’s consolidated results of operations for the three- and nine-months ended September 30, 2015 and 2014 and on other available information.

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net operating revenues	$275,068	$248,968	$809,459	$709,176
Income from continuing operations	157,091	45,384	230,653	106,572

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2014 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2015 under Part II, “Item 1A. Risk Factors” and in the section of the 2014 Annual Report on Form 10-K entitled Part I, “Item 1A. Risk Factors.”

OVERVIEW

We are a leading national provider of solutions to physicians, health systems and health plans to optimize surgical care. We operate one of the largest networks of outpatient surgery facilities in the United States. As of September 30, 2015, we operated in 34 states and had an interest in and/or operated 187 freestanding ASCs, six surgical hospitals and one sleep center.

Our business model is focused on building strategic relationships with health systems, physician groups and health plans to acquire, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of September 30, 2015, we owned and operated facilities in partnership with approximately 2,600 physician partners. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

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

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with health systems, physician groups and health plans and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during the first nine months of 2015 to optimize our portfolio by:

•	acquiring a controlling interest in eleven ASCs and one surgical hospital that we consolidate (three of these ASCs were previously equity method investments and did not increase our facility count);
•	acquiring a noncontrolling interest in eight ASCs that we hold as equity method investments (three of these facilities were previously managed-only facilities);
•	deconsolidating one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method); and
•

closing four consolidated ASCs, selling a consolidated ASC, selling a consolidated surgical hospital and selling our noncontrolling interest in one ASC that we now account for as a managed-only facility (this facility was previously an equity method investment and did not decrease our facility count).

Our consolidated net operating revenues increased $41.6 million, or 19.2%, for the three-months ended September 30, 2015 compared to the three-months ended September 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 5.6% to $1,889 per case for the three-months ended September 30, 2015 from $1,789 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 125,453 cases during the three-months ended September 30, 2015 from 110,545 cases during the three-months ended September 30, 2014, largely due to acquisitions since September 30, 2014. Our number of consolidated facilities increased to 100 facilities as of September 30, 2015 from 94 facilities as of September 30, 2014.

We do not consolidate 70 of the facilities affiliated with us because we do not hold a controlling interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues generated at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the three-months ended September 30, 2015, systemwide net operating revenues grew by 18.2% compared to the prior year period. Systemwide net patient revenues per case grew by 3.7% compared to the prior year period. These increases were partially due to acquisitions and increased rates paid under certain payor contracts.

Our consolidated net operating revenues increased $128.0 million, or 20.7%, for the nine-months ended September 30, 2015 compared to the nine-months ended September 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 6.8% to $1,883 per case for the nine-months ended September 30, 2015 from $1,763 per case during the prior year period, reflecting acquisitions with higher rates per case than the average of our consolidated facilities, as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 365,061 cases during the nine-months ended September 30, 2015 from 319,902 cases during the nine-months ended September 30, 2014, due to acquisitions since September 30, 2014. Our number of consolidated facilities increased to 100 facilities as of September 30, 2015 from 94 facilities as of September 30, 2014.

During the nine-months ended September 30, 2015, systemwide net operating revenues grew by 17.5% as compared to the prior year period. Systemwide net patient revenues per case grew by 4.4% compared to the prior year period. These increases are due to acquisitions and increased rates paid under certain payor contracts.

At September 30, 2015, we had 109 facilities in partnership with health systems.  Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue, with a major focus on creating partnerships with health systems, health plans and physician groups as we continue to position ourselves as a partner of choice.

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

We took several steps during the nine-months ended September 30, 2015 to optimize our facility portfolio by acquiring, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Nine-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Facilities at Beginning of Period
Consolidated facilities:	95	87
Equity method facilities:	65	60
Managed-only facilities:	26	30
Total Facilities:	186	177
Strategic Activities Undertaken
Acquisitions
Consolidated facilities acquired:	9	10
Noncontrolling interests acquired in facilities accounted for as equity method investments:	5	3
Management agreements entered into:	—	2
De novos
Consolidated de novo facilities placed into operations:	—	—
De novo facilities accounted for as equity method investments placed into operations:	—	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	3	2
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as equity method investment:	4	3
Transactions completed such that consolidated or equity method facilities are accounted for as a managed-only facility:	1	—
Closures and Sales
Consolidated facilities sold:	2	1
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	2
Consolidated facilities closed:	4	3
Equity method facilities closed:	—	1
Management agreements exited from:	—	3
Facilities at End of Period
Consolidated facilities:	100	94
Equity method facilities:	70	63
Managed-only facilities:	24	25
Total Facilities:	194	182
Average Ownership Interest
Consolidated facilities:	48.3%	50.4%
Equity method facilities:	25.2%	25.1%
Perioperative Contracts(1)
Number of contracts at beginning of period:	13	14
Number of contracts at end of period:	9	10
(1)

Perioperative service arrangements involve agreements between SCA and a hospital under which SCA manages the hospital’s outpatient surgery department or departments to improve physician alignment, optimize operational effectiveness and attain key outcomes in quality, growth and financial metrics.

Revenues

Our consolidated net operating revenues for the three-months ended September 30, 2015 and 2014 were $257.8 million and $216.2 million, respectively. Our consolidated net operating revenues for the nine-months ended September 30, 2015 and 2014 were $745.6 million and $617.6 million, respectively.

Given the substantial number of our nonconsolidated facilities, we regularly review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following table summarizes our systemwide net operating revenues growth, systemwide net patient revenues per case growth, same site systemwide net operating revenues growth and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	18.2%	10.5%	17.5%	10.0%
Systemwide net patient revenues per case growth (1)	3.7%	4.3%	4.4%	4.8%
Same site systemwide net operating revenues growth (1)(2)	8.4%	6.5%	8.2%	2.4%
Same site systemwide net patient revenues per case growth (1)(2)	3.4%	4.4%	4.5%	2.1%

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

(2)	Same site refers to facilities that were operational in both the current and prior three- and nine-month periods, as applicable.

Three-Months Ended September 30, 2015 Compared to Three-Months Ended September 30, 2014

Our consolidated net operating revenues increased by $41.6 million, or 19.2%, for the three-months ended September 30, 2015 to $257.8 million from $216.2 million for the three-months ended September 30, 2014. Consolidated net patient revenues per case increased by 5.6% to $1,889 per case during the three-months ended September 30, 2015 from $1,789 per case during the three-months ended September 30, 2014.

For the three-months ended September 30, 2015, systemwide net operating revenues grew by 18.2% compared to the three-months ended September 30, 2014. In addition, for the three-months ended September 30, 2015, systemwide net patient revenues per case grew by 3.7% compared to the three-months ended September 30, 2014.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, three-months ended September 30, 2014(1)(2)	$216.2	$165.0
Add: revenue from acquired facilities	24.3	20.7
revenue from consolidations	4.6	(4.6)
Less: revenue of disposed facilities	(7.0)	—
Adjusted base year net operating revenues	238.1	181.1
Increase from operations	19.7	11.7
Total net operating revenues, three-months ended September 30, 2015	$257.8	$192.8

(1)	$3.7 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.
(2)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Nine-Months Ended September 30, 2015 Compared to Nine-Months Ended September 30, 2014

Our consolidated net operating revenues increased by $128.0 million, or 20.7%, for the nine-months ended September 30, 2015 to $745.6 million from $617.6 million for the nine-months ended September 30, 2014. Consolidated net patient revenues per case increased by 6.8% to $1,883 per case during the nine-months ended September 30, 2015 from $1,763 per case during the nine-months ended September 30, 2014.

For the nine-months ended September 30, 2015, systemwide net operating revenues grew by 17.5% compared to the nine-months ended September 30, 2014. In addition, for the nine-months ended September 30, 2015, systemwide net patient revenues per case grew by 4.4% compared to the nine-months ended September 30, 2014.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, six-months ended September 30, 2014(1)(2)	$617.6	$472.9
Add: revenue from acquired facilities	74.1	46.6
revenue from consolidations	13.5	(13.5)
Less: revenue of disposed facilities	(14.1)	(3.2)
Adjusted base year net operating revenues	691.1	502.8
Increase from operations	54.5	33.4
Total net operating revenues, six-months ended September 30, 2015:	$745.6	$536.2

(1)	$10.1 million in revenues have been removed from the prior period presented related to facilities accounted for as discontinued operations.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Managed care and other discount plans	65%	63%	64%	61%
Medicare	19	20	19	21
Workers’ compensation	9	10	9	11
Patients and other third party payors	4	3	5	4
Medicaid	3	4	3	3
Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Managed care and other discount plans	72%	72%	70%	71%
Medicare	19	17	18	17
Workers’ compensation	5	5	5	5
Patients and other third party payors	2	4	5	5
Medicaid	2	2	2	2
Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 19% and 20% of our net patient revenues for the three-months ended September 30, 2015 and 2014, respectively, and 19% and 21% of our net patient revenues for the nine-months ended September 30, 2015 and 2014, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. The Medicare payment update for ASCs for federal fiscal year 2016 is a net increase of 0.3%, consisting of 0.8% inflation minus a 0.5% productivity factor.  We do not expect this update to have a material impact on our results.

For the nine-months ended September 30, 2015, the net patient revenues from our consolidated facilities located in each of Texas, California and North Carolina represented approximately 17%, 12% and 11%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Alaska, Florida and Idaho represented more than 5% of our total net patient revenues for the nine-months ended September 30, 2015. As of September 30, 2015, 30 of our 70 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 70 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 33.5% and 34.5% of our net operating revenues for the three-months ended September 30, 2015 and 2014, respectively, and 34.1% and 35.0% of our net operating revenues for the nine-months ended September 30, 2015 and 2014, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 21.2% and 20.4% of our net operating revenues for the three-months ended September 30, 2015 and 2014, respectively, and 20.9% of our net operating revenues for each of the nine-months ended September 30, 2015 and 2014.  Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

On April 9, 2015, HealthSouth exercised the HealthSouth Option and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, $11.7 million of expense was included in HealthSouth option expense on our condensed consolidated statement of operations for the nine-months ended September 30, 2015.  There was no similar expense in 2014.

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

(Benefit) Provision for Income Taxes

Since substantially all of our facilities are organized as general partnerships, LPs, LLPs or LLCs, which are not taxed at the entity level for federal income tax purposes and are only taxed at the entity level in five states for state income tax purposes, substantially all of our tax expense is attributable to Surgical Care Affiliates.  For the prior year, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior year did not bear a relationship to pre-tax income.  For the current tax year, because we have released a significant portion of the valuation allowance, the resulting tax benefit does not directly relate to current period pre-tax income.  Additionally, because tax expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests, tax expense will not bear a logical relationship to pre-tax income.

Net Income Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates is derived by subtracting net income attributable to noncontrolling interests from net income. Net income includes certain revenues and expenses that are incurred only through our wholly-owned subsidiaries, and therefore, do not impact net income attributable to noncontrolling interests. These revenues and expenses include management fee revenues, interest expense related to Surgical Care Affiliates’ debt, losses or gains on sales of investments and provision for income taxes. In periods where net income is negatively affected by these non-shared revenues and expenses, the deduction of net income attributable to noncontrolling interests from net income can result in a net loss attributable to Surgical Care Affiliates in periods where net income is positive.

Summary Results of Operations

Three-Months Ended September 30, 2015 Compared to Three-Months Ended September 30, 2014

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended September 30, 2015 and 2014:

	THREE-MONTHS ENDED SEPTEMBER 30,
	2015		2014
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$236.9	$190.5	$197.8	$163.4
Management fee revenues	15.8	—	14.9	—
Other revenues	5.1	2.3	3.6	1.6
Total net operating revenues	257.8	192.8	216.2	165.0
Equity in net income of nonconsolidated affiliates(2)	12.3	—	7.4	—
Operating expense:
Salaries and benefits	86.3	41.5	74.5	36.0
Supplies	54.6	33.5	44.2	28.3
Other operating expenses	40.5	28.9	32.2	24.5
Depreciation and amortization	16.6	7.2	13.5	5.5
Occupancy costs	9.1	8.1	7.5	6.4
Provision for doubtful accounts	4.3	5.7	3.5	4.4
Impairment of intangible and long-lived assets	—	—	0.1	—
Loss (gain) on disposal of assets	0.1	0.1	(0.1)	1.5
Total operating expenses	211.3	125.0	175.4	106.6
Operating income	58.7	67.9	48.2	58.4
Interest expense	10.8	0.7	8.1	0.7
Interest income(3)	(0.2)	(0.0)	(0.0)	(0.0)
Gain on sale of investments	(3.4)	—	(6.3)	—
Income from continuing operations before income tax expense	51.5	67.2	46.3	57.7
(Benefit) provision for income taxes(4)	(104.6)	0.0	2.8	0.0
Income from continuing operations	156.1	67.2	43.5	57.7
Income (loss) from discontinued operations, net of income tax expense	1.0	—	(5.1)	—
Net income	157.1	$67.2	38.5	$57.7
Less: Net income attributable to noncontrolling interests	(38.4)		(30.6)
Net income attributable to Surgical Care Affiliates	$118.6		$7.8
Equity in net income of nonconsolidated affiliates		$12.3		$7.4
Other Data(5)
Cases—consolidated facilities(6)	125,453		110,545
Cases—equity method facilities(7)	80,802		70,158
Consolidated facilities(8)	100		94
Equity method facilities	70		63
Managed-only facilities	24		25
Total facilities	194		182

Note:  Totals above may not sum due to rounding.

(1)

The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations, but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as equity method investments on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage of ownership interest in each facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)

For the three-months ended September 30, 2015 and 2014, we recorded amortization expense of $0.2 million and $5.8 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)

Interest income as reported under GAAP was $0.040 million for the three-months ended September 30, 2014. Interest income of nonconsolidated affiliates was $0.019 million for the three-months ended September 30, 2015 and 2014.

(4)	Provision for income tax expense for nonconsolidated affiliates was $0.008 million and $0.007 million for the three-months ended September 30, 2015 and 2014, respectively.
(5)	Case data is presented for the three-months ended September 30, 2015 and 2014, as applicable. Facilities data is presented as of September 30, 2015 and 2014, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of September 30, 2015 we consolidated 15 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $41.6 million, or 19.2%, for the three-months ended September 30, 2015 compared to the three-months ended September 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 5.6% to $1,889 per case for the three-months ended September 30, 2015 from $1,789 per case during the prior year period, reflecting acquisitions of consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 125,453 cases during the three-months ended September 30, 2015 from 110,545 cases during the three-months ended September 30, 2014, largely due to acquisitions since September 30, 2014. Our number of consolidated facilities increased to 100 facilities as of September 30, 2015 from 94 facilities as of September 30, 2014.

For the three-months ended September 30, 2015, systemwide net operating revenues grew by 18.2% compared to the three-months ended September 30, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 15 consolidated facilities since the prior year period, excluding three of which that were previously accounted for as equity method investments (see Note 3 to the condensed consolidated financial statements included herein regarding the Kentucky JVs).  The acquisition of noncontrolling interests in nine facilities accounted for as equity method investments since the prior year period and increased rates earned under certain payor contracts also contributed to this growth in systemwide net operating revenues. In addition, for the three-months ended September 30, 2015, systemwide net patient revenues per case grew by 3.7% compared to the three-months ended September 30, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $4.9 million, or 66.2%, to $12.3 million during the three-months ended September 30, 2015 from $7.4 million during the three-months ended September 30, 2014. Equity in net income of nonconsolidated affiliates increased due to a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year period and the acquisition of several noncontrolling interests in facilities since September 30, 2014. This increase was primarily offset by $2.2 million of equity method impairments recorded during the third quarter of 2015, as well as the consolidation of three facilities that were previously accounted for as equity method investments in the third quarter of 2014.  Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $11.8 million, or 15.8%, to $86.3 million for the three-months ended September 30, 2015 from $74.5 million for the three-months ended September 30, 2014 due to the addition of teammates of newly acquired consolidated facilities (including the conversion of three previously nonconsolidated facilities to consolidated subsidiaries) and corporate investments related primarily to operations and development.

Supplies

Supplies expense for consolidated facilities increased $10.4 million, or 23.5%, to $54.6 million for the three-months ended September 30, 2015 from $44.2 million for the three-months ended September 30, 2014. Supplies expense per case increased by 8.8% during the three-months ended September 30, 2015, as compared to the prior year period, primarily due to acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $8.3 million, or 25.8%, to $40.5 million for the three-months ended September 30, 2015 from $32.2 million for the three-months ended September 30, 2014. This increase was primarily attributable to the incurrence of additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $3.1 million, or 23.0%, to $16.6 million for the three-months ended September 30, 2015 from $13.5 million for the three-months ended September 30, 2014, primarily due to consolidated acquisitions and the addition of new capitalized assets.

Occupancy Costs

Occupancy costs for consolidated facilities increased $1.6 million, or 21.3%, to $9.1 million for the three-months ended September 30, 2015 from $7.5 million for the three-months ended September 30, 2014, primarily due to consolidated acquisitions and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased to $4.3 million for the three-months ended September 30, 2015 as compared to $3.5 million during the three-months ended September 30, 2014. However, it remained consistent as a percentage of net patient revenues, at approximately 2.0%, for each of the three-months ended September 30, 2015 and 2014.

Interest Expense

Interest expense for consolidated facilities increased $2.7 million, or 33.3%, to $10.8 million for the three-months ended September 30, 2015 from $8.1 million for the three-months ended September 30, 2014, primarily due to the refinancing of our indebtedness during the first quarter of 2015.

Gain on Sale of Investments

We recognized gains on sale of investments of $3.4 million and $6.3 million for the three-months ended September 30, 2015 and 2014, respectively. The gains recognized during the three-months ended September 30, 2015 were primarily due to the contribution of an equity method investment to a joint venture and the sale of a consolidated facility. The gains recognized during the three-months ended September 30, 2014 were primarily due to the syndications of nonconsolidated affiliates, the contribution of an equity method investment to a joint venture and the sale of management rights to an equity method investment.

(Benefit) Provision for Income Taxes

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  Based on management’s review as of third quarter 2015, we have determined that there is sufficient positive evidence to support the release of a significant portion of the valuation allowance.  This conclusion was reached in the third quarter as a result of the Company achieving three year cumulative pre-tax book earnings for consecutive reporting periods.  Additionally, the Company maintains consistent projections which indicate that it is more likely than not that sufficient taxable income will be generated to utilize a significant portion of the Company’s deferred tax assets in future years.  As a result of this change in assessment, the Company has released a significant portion of the valuation allowance.

For the three-months ended September 30, 2015, we recorded an income tax benefit of $104.6 million, representing an effective tax rate of (203.3%), compared to an expense of $2.8 million, representing an effective tax rate of 6.1%, for the three-months ended September 30, 2014. The $104.6 million tax benefit for the three-months ended September 30, 2015 includes a $105.0 million tax benefit largely attributable to the release of the tax valuation allowance previously maintained against net deferred tax assets, and $0.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.3 million attributable to noncontrolling interests. The $2.8 million in expense for the three-months ended September 30, 2014 was reflective of a full valuation allowance and included $2.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

For the prior tax year, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior tax year did not bear a consistent relationship to pre-tax income.  For the current tax year, because we have released a significant portion of the valuation allowance, the resulting tax benefit will not relate directly to current period pre-tax income.  Additionally, because tax expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests, tax expense will not bear a logical relationship to pre-tax income.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $7.8 million, or 25.5%, to $38.4 million for the three-months ended September 30, 2015 from $30.6 million for the three-months ended September 30, 2014. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net income attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $110.8 million to $118.6 million for the three-months ended September 30, 2015 from $7.8 million for the three-months ended September 30, 2014.  The increase was mainly attributable to the income tax benefit recorded in the third quarter of 2015 and the increase in our facilities’ revenue and operating income during the three-months ended September 30, 2015. The increase in revenues and operating income was offset by increases in net income attributable to noncontrolling interests.

Nine-Months Ended September 30, 2015 Compared to Nine-Months Ended September 30, 2014

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the nine-months ended September 30, 2015 and 2014:

	NINE-MONTHS ENDED SEPTEMBER 30,
	2015		2014
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$687.4	$530.6	$563.9	$468.4
Management fee revenues	44.3	—	43.3	—
Other revenues	13.8	5.6	10.4	4.4
Total net operating revenues	745.6	536.2	617.6	472.9
Equity in net income of nonconsolidated affiliates(2)	36.0	—	21.0	—
Operating expense:
Salaries and benefits	254.6	117.2	216.4	102.8
Supplies	155.9	94.7	128.8	79.8
Other operating expenses	115.3	82.4	91.6	71.3
Depreciation and amortization	47.7	20.2	37.9	15.6
Occupancy costs	26.5	23.1	21.7	18.9
Provision for doubtful accounts	12.9	12.6	9.8	10.3
Impairment of intangible and long-lived assets	—	—	0.6	—
Loss (gain) on disposal of assets	0.3	0.1	(0.1)	1.7
Total operating expenses	613.2	350.3	506.6	300.5
Operating income	168.4	185.9	132.0	172.4
Interest expense	30.4	1.6	24.5	1.6
HealthSouth option expense	11.7	—	—	—
Debt modification expense	5.0	—	—	—
Loss on extinguishment of debt	0.5	—	—	—
Interest income(3)	(0.3)	(0.1)	(0.1)	(0.0)
Gain on sale of investments	(5.0)	—	(1.9)	—
Income from continuing operations before income tax expense	126.0	184.3	109.7	170.8
(Benefit) provision for income taxes(4)	(96.5)	0.0	5.9	0.0
Income from continuing operations	222.5	184.3	103.8	170.8
Loss from discontinued operations, net of income tax expense	(0.7)	—	(7.7)	—
Net income	221.9	$184.3	96.1	$170.8
Less: Net income attributable to noncontrolling interests	(107.8)		(82.0)
Net income attributable to Surgical Care Affiliates	$114.0		$14.1
Equity in net income of nonconsolidated affiliates		$36.0		$21.0
Other Data(5)
Cases—consolidated facilities(6)	365,061		319,902
Cases—equity method facilities(7)	222,099		199,437
Consolidated facilities(8)	100		94
Equity method facilities	70		63
Managed-only facilities	24		25
Total facilities	194		182

Note:  Totals above may not sum due to rounding.

(1)

The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations, but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage of ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as equity method investments, which is computed as our percentage of ownership interest in each facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)

For the nine-months ended September 30, 2015 and 2014, we recorded amortization expense of $0.6 million and $17.4 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)	Interest income of nonconsolidated affiliates was $0.046 million for the nine-months ended September 30, 2014.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.026 million and $0.047 million for the nine-months ended September 30, 2015 and 2014, respectively.
(5)	Case data is presented for the nine-months ended September 30, 2015 and 2014, as applicable. Facilities data is presented as of September 30, 2015 and 2014, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of September 30, 2015 we consolidated 15 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $128.0 million, or 20.7%, for the nine-months ended September 30, 2015 compared to the nine-months ended September 30, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 6.8% to $1,883 per case for the nine-months ended September 30, 2015 from $1,763 per case during the prior year period, reflecting acquisitions of consolidated facilities with higher rates per case than the average of our consolidated facilities as well as higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 365,061 cases during the nine-months ended September 30, 2015 from 319,902 cases during the nine-months ended September 30, 2014, largely due to acquisitions. Our number of consolidated facilities increased to 100 facilities as of September 30, 2015 from 94 facilities as of September 30, 2014.

For the nine-months ended September 30, 2015, systemwide net operating revenues grew by 17.5% compared to the nine-months ended September 30, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 15 consolidated facilities since the prior year period, excluding three of which that were previously accounted for as equity method investments (see Note 3 to the condensed consolidated financial statements included herein regarding the Kentucky JVs).  The acquisition of noncontrolling interests in nine facilities accounted for as equity method investments since the prior year period and increased rates earned under certain payor contracts also contributed to the growth in systemwide net operating revenues. In addition, for the nine-months ended September 30, 2015, systemwide net patient revenues per case grew by 4.4% compared to the nine-months ended September 30, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $15.0 million, or 71.4%, to $36.0 million during the nine-months ended September 30, 2015 from $21.0 million during the nine-months ended September 30, 2014. Equity in net income of nonconsolidated affiliates increased due to a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year period and the acquisition of several noncontrolling interests in facilities since September 30, 2014. This increase was primarily offset by $4.9 million of equity method impairments recorded during the first nine months of 2015, and the consolidation of three facilities that were previously accounted for as equity method investments in the first nine months of 2014.  Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $38.2 million, or 17.7%, to $254.6 million for the nine-months ended September 30, 2015 from $216.4 million for the nine-months ended September 30, 2014 due to the addition of teammates of newly acquired consolidated facilities and corporate investments primarily related to operations and development.

Supplies

Supplies expense for consolidated facilities increased $27.1 million, or 21.0%, to $155.9 million for the nine-months ended September 30, 2015 from $128.8 million for the nine-months ended September 30, 2014.  Supplies expense per case increased by 6.0% during the nine-months ended September 30, 2015, as compared to the prior year period, primarily due to acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $23.7 million, or 25.9%, to $115.3 million for the nine-months ended September 30, 2015 from $91.6 million for the nine-months ended September 30, 2014. This increase is primarily attributable to the incurrence of additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $9.8 million, or 25.9%, to $47.7 million for the nine-months ended September 30, 2015 from $37.9 million for the nine-months ended September 30, 2014, primarily due to acquisitions and the addition of new capitalized assets since September 30, 2014.

Occupancy Costs

Occupancy costs for consolidated facilities increased $4.8 million, or 22.1%, to $26.5 million for the nine-months ended September 30, 2015 from $21.7 million for the nine-months ended September 30, 2014, primarily due to acquisitions and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased $3.1 million, or 31.6%, to $12.9 million for the nine-months ended September 30, 2015 from $9.8 million during the nine-months ended September 30, 2014.  However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for the nine-months ended September 30, 2015 and 2014.

Interest Expense

Interest expense for consolidated facilities increased $5.9 million, or 24.1%, to $30.4 million for the nine-months ended September 30, 2015 from $24.5 million for the nine-months ended September 30, 2014, primarily due to the refinancing of our indebtedness during the first quarter of 2015.

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

On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, $11.7 million of expense was recorded in the first nine months of 2015. There was no similar expense in the first nine months of 2014.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $5.0 million of debt modification expense. There was no similar expense in the first nine months of 2014.

Gain on Sale of Investments

We recognized gains on sale of investments of $5.0 million and $1.9 million for the nine-months ended September 30, 2015 and 2014, respectively. The gains recognized during the nine-months ended September 30, 2015 were primarily due to the contribution of an equity method investment to a joint venture, the sale of the right to manage a facility held as an equity method investment and the sale of a consolidated facility. The gains for the nine-months ended September 30, 2014 were primarily due to the syndications of nonconsolidated affiliates, the contribution of an equity method investment to a joint venture and the sale of the management rights to an equity method investment, partially offset by losses due to a deconsolidation transaction.

(Benefit) Provision for Income Taxes

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  Based on management’s review as of third quarter 2015, we have determined that there is sufficient positive evidence to support the release of a significant portion of the valuation allowance.  This conclusion was reached in the third quarter as a result of the Company achieving three year cumulative pre-tax book earnings for consecutive reporting periods.  Additionally, the Company maintains consistent projections which indicate that it is more likely than not that sufficient taxable income will be generated to utilize a significant portion of the Company’s deferred tax assets in future years.  As a result of this change in assessment, the Company has released a significant portion of the valuation allowance.

For the nine-months ended September 30, 2015, we recorded an income tax benefit of $96.5 million, representing an effective tax rate of (76.6%), compared to an expense of $5.9 million, representing an effective tax rate of 5.4%, for the nine-months ended September 30, 2014. The $96.5 million tax benefit for the nine-months ended September 30, 2015 includes a $97.4 million tax benefit largely attributable to the release of the tax valuation allowance previously maintained against net deferred tax assets, and $0.9 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.7 million attributable to noncontrolling interests. The $5.9 million in expense for the nine-months ended September 30, 2014 was reflective of a full valuation allowance and included $5.3 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.4 million attributable to noncontrolling interests.

For the prior tax year, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior tax year did not bear a consistent relationship to pre-tax income.  For the current tax year, because we have released a significant portion of the valuation allowance, the resulting tax benefit will not relate directly to current period pre-tax income.  Additionally, because tax expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests, tax expense will not bear a logical relationship to pre-tax income.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $25.8 million, or 31.5%, to $107.8 million for the nine-months ended September 30, 2015 from $82.0 million for the nine-months ended September 30, 2014. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net income attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $99.9 million to $114.0 million for the nine-months ended September 30, 2015 from $14.1 million for the nine-months ended September 30, 2014. The increase was mainly attributable to the income tax benefit recorded in the third quarter of 2015 and the increase in our facilities’ revenue and operating income during the nine-months ended September 30, 2015. The increase in revenues and operating income was more than offset by increases in net income attributable to noncontrolling interests, HealthSouth option expense and debt modification expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net operating revenues	$0.0	$3.9	$4.0	$12.1
Costs and expenses	(0.1)	(5.1)	(7.1)	(14.7)
Gain on sale of investments or closures	—	(0.0)	2.0	(0.0)
Impairments	—	—	—	(0.7)
Loss from discontinued operations	(0.1)	(1.2)	(1.0)	(3.3)
Income tax benefit (expense)	1.1	(3.9)	0.4	(4.3)
Net income (loss) from discontinued operations	$1.0	$(5.1)	$(0.7)	$(7.7)

Both the decline in net operating revenues and the decrease in costs and expenses from the prior year periods were due to the deterioration of the operating results of one facility identified as a discontinued operation that was sold in the second quarter of 2015. The net income (loss) from our discontinued operations is included in the line item Income (loss) from discontinued operations, net of income tax expense in our condensed consolidated statements of operations.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the nine-months ended September 30, 2015 and 2014:

	NINE-MONTHS
	ENDED
	SEPTEMBER 30,
	2015	2014
Net cash provided by operating activities	$194.1	$156.1
Net cash used in investing activities	(99.4)	(122.5)
Net cash used in financing activities	(9.4)	(66.1)
Increase (decrease) in cash and cash equivalents	$85.4	$(32.4)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	NINE-MONTHS
	ENDED
	SEPTEMBER 30,
	2015	2014
Net income	$221.9	$96.1
Depreciation and amortization	47.7	37.9
Distributions from nonconsolidated affiliates	35.1	40.9
Provision for doubtful accounts	12.9	9.8
HealthSouth option expense	11.7	—
Deferred income tax	(97.5)	5.4
Equity in income of nonconsolidated affiliates	(36.0)	(21.0)
Other operating cash flows, net	(1.7)	(13.0)
Net cash provided by operating activities	$194.1	$156.1

During the nine-months ended September 30, 2015, we generated $194.1 million of cash flows provided by operating activities compared to $156.1 million during the nine-months ended September 30, 2014. Cash flows from operating activities increased $38.0 million, or 24.3%, from the prior year period, primarily due to a $32.7 million increase in net income before depreciation and amortization and deferred income taxes.

Cash Flows Used in Investing Activities

During the nine-months ended September 30, 2015, our net cash used in investing activities was $99.4 million, consisting primarily of $72.1 million for business acquisitions, net of cash acquired, $35.6 million of purchases of equity interests in nonconsolidated affiliates and $30.2 million of capital expenditures, partially offset by $20.5 million of proceeds from the sale of equity interests of nonconsolidated affiliates, $11.0 million of net cash provided by investing activities of discontinued operations and $6.9 million of proceeds from sale of business. Cash flows used in investing activities decreased $23.1 million, or 18.9%, from the prior year period, primarily due to increases in cash inflows from proceeds from sale of equity interests of nonconsolidated affiliates and cash provided by discontinued operations, partially offset by an decrease in cash outflows for business acquisitions and increase in cash outflows for purchases of equity interests in nonconsolidated affiliates.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine-months ended September 30, 2015 was $9.4 million, consisting primarily of $609.0 million for principal payments on long-term debt and $112.7 million of distributions to noncontrolling interests, which primarily related to existing facilities, partially offset by $711.9 million in long-term debt borrowings and $5.3 million of contributions from noncontrolling interests of consolidated affiliates.

Net cash used in financing activities decreased $56.7 million, or 85.8%, from the prior year period, primarily due to higher net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015, partially offset by higher distributions to noncontrolling interests of consolidated affiliates.

Cash and cash equivalents were $94.1 million at September 30, 2015 as compared to $8.7 million at December 31, 2014. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at September 30, 2015 was $49.0 million compared to a deficit of $11.9 million at December 31, 2014, an increase of $60.9 million. This increase was primarily driven by an increase in Cash and cash equivalents, partially offset by an increase in accrued expenses.

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

First Quarter 2015 Refinancing Transactions

On March 17, 2015, we issued $250 million aggregate principal amount of its 6.00% senior unsecured notes due 2023 (the “Senior Notes”) under an Indenture dated March 17, 2015 (the “Indenture”).  Also, on March 17, 2015, we entered into a $700 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “New Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, collectively, the “New Credit Facilities”).

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

The Indenture contains certain customary affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of September 30, 2015, we believe that we were in compliance with these covenants.

New Credit Facilities

On March 17, 2015, we entered into the $700 million New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The New Credit Agreement, subject to the terms and conditions set forth therein, provides for a seven-year, $450 million New Term Loan Facility and a five-year, $250 million New Revolving Credit Facility. The New Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow us to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan Facility was 4.25% at September 30, 2015.

The New Credit Facilities replaced our Credit Agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

Quarterly principal payments on the loans under the New Term Loan Facility are payable in equal installments in an amount equal to 0.25% of the aggregate initial principal amount of the loans made under the New Term Loan Facility. The loans made under the New Term Loan Facility mature, and all amounts then outstanding thereunder are payable, on March 17, 2022.

The following table indicates the current maturity date of the New Credit Facilities:

Facility	Maturity Date
New Revolving Credit Facility	March 17, 2020
New Term Loan Facility due 2022	March 17, 2022

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

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan Facility due 2022	2.25% (with a Base Rate floor of 2.00%)	3.25% (with a LIBOR Rate floor of 1.00%)

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test.

The New Credit Agreement contains certain customary representations and warranties, affirmative covenants, events of default and various restrictive covenants, which are subject to certain significant exceptions. As of September 30, 2015, we believe that we were in compliance with these covenants.

Contractual Obligations

The Company updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as of March 31, 2015 in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 to reflect the new projected principal and interest payments for the remainder of 2015 and beyond. There have been no material changes to the information set forth in the table between March 31, 2015 and September 30, 2015.

Capital Expenditures

Capital expenditures totaled $30.2 million and $25.4 million for the nine-months ended September 30, 2015 and 2014, respectively. The capital expenditures made during the nine-months ended September 30, 2015 consisted primarily of fixture improvements at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At September 30, 2015, we accounted for 70 of our 194 affiliated facilities under the equity method. Like our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At September 30, 2015, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $60.4 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 24% at September 30, 2015. We or one of our wholly-owned subsidiaries collectively guaranteed $5.2 million of the $60.4 million in total debt of our nonconsolidated affiliates as of September 30, 2015. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $10.3 million at September 30, 2015.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, valuation of our common stock, income taxes, goodwill and impairment of long-lived assets and other intangible assets. There were no material changes to our critical accounting policies during the nine-months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of September 30, 2015, we had $772.6 million of indebtedness (excluding capital leases), of which $483.6 million is at variable interest rates and $289.0 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At September 30, 2015, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million became effective on September 30, 2012, and the remaining forward starting interest rate swap with a notional amount of $140.0 million became effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million terminated on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at September 30, 2015, our annual interest expense would increase by approximately $2.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of September 30, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, “Item 1A. Risk Factors” in Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2015. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

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
10.1

Second Amendment to Stockholders Agreement by and among the Company and the stockholders party thereto, dated August 21, 2015 (incorporated reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2015)

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

SURGICAL CARE AFFILIATES, INC.
Date: November 4, 2015	/s/ Andrew P. Hayek
Andrew P. Hayek Chairman, President and Chief Executive Officer
Date: November 4, 2015	/s/ Tom De Weerdt
Tom De Weerdt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1

Second Amendment to Stockholders Agreement by and among the Company and the stockholders party thereto, dated August 21, 2015 (incorporated reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2015)

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