Form 10-K
period 2015-12-31
Surgical Care Affiliates, Inc.
filed 2016-02-22
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2015 was $878,920,806.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 15, 2016
Common stock, par value $0.01 per share	39,753,749 shares

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K

Portions of the definitive proxy statement for the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described herein.

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

Part I

Item 1. BUSINESS

Overview

We are a leading national provider of solutions to physicians, health plans and health systems to optimize surgical care. We operate one of the largest networks of surgical facilities in the United States, which as of December 31, 2015 included 185 ambulatory surgery centers (“ASCs”) and seven surgical hospitals. Our business model is focused on building strategic relationships with physicians, health plans and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of December 31, 2015, we owned and operated facilities in partnership with 45 health systems and approximately 2,800 physician partners. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

The healthcare industry is in the midst of a transition characterized by increasing focus on cost containment and clinical outcomes, driven by recent regulatory efforts and new payment and delivery models, such as Accountable Care Organizations (“ACOs”). In this environment, improving clinical quality and reducing the cost of surgical delivery, which represents one of the largest components of medical spending in the United States, will be of greater focus. We believe that we are a critical part of the solution because we provide a lower-cost delivery alternative that: (1) enhances the quality of care and patient experience; (2) provides a strategic approach for physicians that improves productivity and economic alignment; (3) enables our health system partners to expand access within their markets while addressing the pressures resulting from changing payment models; and (4) offers an efficient and lower-cost alternative for health plans, risk-bearing medical groups and employers.

Our scale of operations allows us to provide our physician, health plan, and health system partners with a comprehensive suite of services that support clinical quality, operational efficiency and enhanced financial performance. We offer tools and systems in the areas of clinical benchmarking, clinical best practices, operating efficiency, care coordination and supply chain management. Our partnership model aligns the interests of our partners in achieving strong clinical and operational outcomes.

Following the purchase of our company in 2007 by TPG Global, LLC (together with its affiliates, “TPG”), MTS-SCA Acquisition LLC (“MTS”) and certain of our current and former directors, our senior leadership team focused on building our team and capabilities to position the company as a leading partner to physicians, health plans and health systems to transform the delivery of outpatient surgical care in markets across the country. We have experienced significant growth in our partnerships, resulting in strong performance in our key operational and financial metrics, including: (1) our patient Net Promoter Scores, which are measures of loyalty based on asking patients whether they would recommend our facilities to a friend or family member or colleague, as applicable, (2) our physician Net Promoter Scores, which are measures of loyalty based on asking physicians whether they would recommend performing cases at our facilities to a physician colleague, and (3) the number of physicians performing procedures in our affiliated facilities, which was over 7,700 in 2015.

Our strategy has also fueled strong financial performance. Because our business model is based on creating partnerships with strategic entities in the markets we serve, our operations are accounted for through a combination of consolidation and equity method accounting.  Therefore, we also review several internal supplemental operating measures that do not comply with generally accepted accounting principles (“GAAP”), such as systemwide net operating revenues growth, which includes both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership), Adjusted EBITDA-NCI and Adjusted net income. These non-GAAP financial measures should not be considered substitutes for and are not comparable to our GAAP financial measures (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Adjusted EBITDA-NCI and Adjusted net income Reconciliations” for an explanation of Adjusted EBITDA-NCI and Adjusted net income and a reconciliation of Adjusted EBITDA-NCI and Adjusted net income to their most directly comparable GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Consolidated Subsidiaries and Nonconsolidated Affiliates” for an explanation of systemwide metrics). Some of these GAAP and non-GAAP measures are listed below.

•	Consolidated total net operating revenues increased from $785.7 million in 2013 to $1,051.5 million in 2015, representing a 15.7% compounded annual growth rate (“CAGR”);
•	Systemwide total net operating revenues increased at a 14.0% CAGR from 2013 to 2015;
•	Net income attributable to SCA increased from a loss of $51.3 million in 2013 to income of $115.3 million in 2015;
•	Adjusted EBITDA-NCI increased from $142.8 million in 2013 to $175.3 million in 2015, representing a 10.8% CAGR; and

•	Adjusted net income increased from $48.0 million in 2013 to $81.6 million in 2015, representing a 30.4% CAGR.

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

Our Affiliated Facilities

Our network of facilities includes ASCs and surgical hospitals. Like hospitals, ASCs serve as locations where physicians on each individual facility’s medical staff perform surgery. Our ASCs provide the facilities, equipment, supplies and clinical support staff necessary to provide non-emergency surgical services to patients not requiring hospitalization. Advances in pain management and non-invasive surgical techniques have broadened the surgical procedures performed in ASCs, including total joint replacements. Surgeries in ASCs are typically reimbursed at significantly lower rates than in a hospital setting, and ASCs generally operate with greater efficiency and lower costs. For the year-ended December 31, 2015, our ASCs generated 89% of our net operating revenues. Our surgical hospitals allow physicians to perform a broader range of surgical procedures, including more complex surgeries, and allow patients to stay in the hospital for several nights to recover if needed. For the year-ended December 31, 2015, our surgical hospitals generated 11% of our net operating revenues.

Physicians at our facilities provide surgical services in a wide variety of specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology, spine and gynecology, as well as other general surgery procedures. As of December 31, 2015, we consolidated the operations of 104 of our 193 affiliated facilities, had 68 nonconsolidated affiliated facilities and held no ownership in 21 affiliated facilities that contract with us to provide management services.

Our Strategic Partnerships

We work to build strategic relationships with physicians, health plans and health systems. We partner with physicians and physician groups who are equity investors in our affiliates and value our expertise in managing ASCs and surgical hospitals and engaging other health care participants to drive value. We seek to build strategic partnerships with health plans to provide high-quality low cost surgical care to their plan participants. These strategic partnerships increasingly include value based payment models of varying forms, all designed to incentivize surgeons to select the optimal modality of care for their patients.

In certain markets we have chosen to partner with health systems that are seeking to affiliate with a growing number of surgeons through ASC joint ventures. We believe we are a partner of choice to leading health systems because of our comprehensive suite of surgical solutions, expertise in clinical operations and efficiency programs and development expertise.

Our Industry

Medical costs account for a substantial percentage of the United States economy. The United States spent $3.0 trillion on healthcare in 2014, according to the Centers for Medicare and Medicaid Services (“CMS”), and the percentage of gross domestic product devoted to healthcare increased from 7.0% in 1970 to 17.5% in 2014. Surgical delivery is one of the largest components of medical costs in the United States, representing approximately 30% of medical spending for individuals with commercial insurance and Medicare, according to our estimates.

Against this backdrop, we believe that we are well positioned to benefit from trends currently affecting the markets in which we compete, including:

Continued Migration of Procedures Out of Hospitals

According to the American Hospital Association, outpatient surgeries increased from 55.4% of total surgery volumes to 65.6% from 1993 to 2013. In addition, a significant share of outpatient surgeries shifted from hospitals to free-standing facilities over a similar period. Advancements in medical technology, such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following certain surgical procedures. Improvements in anesthesia have also shortened the recovery time for many patients by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization. These medical advancements have significantly increased the number of procedures that can be performed in a surgery center and have fueled the migration of surgical procedures out of hospitals and into outpatient settings. We expect that continued advancements in technology and technique will advance this trend.

Growing Focus on Containment of Healthcare Costs

Because of an increased focus on controlling the growth of healthcare expenditures in the United States, constituents across the healthcare continuum, including government payors, private insurance companies and self-insured employers, are implementing meaningful cost containment measures. These initiatives have contributed to the shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective settings, such as ASCs. For example, based on Medicare fee schedules, a procedure in an ASC costs, on average, 55% of what the same procedure costs when performed in a hospital surgery department, according to the Ambulatory Surgery Center Association. The cost differential creates savings for the government, Medicare plans, commercial payors and patients when a procedure is performed at an ASC instead of a hospital-based surgery department.

In addition, as self-insured employers look to reduce their overall healthcare costs, they are shifting increased financial responsibility to patients through higher co-pays and deductibles. These changes to health plan design, coupled with increased pricing transparency, have encouraged patients to seek out more cost-effective options for their healthcare delivery and may reduce demand for discretionary healthcare services. Because of their cost advantage and high patient satisfaction, we believe that ASCs stand to benefit from this increase in consumerism.

Opportunities Created by Healthcare Legislation

We anticipate that healthcare legislation will create greater opportunities for cost-effective providers of healthcare. The Patient Protection and Affordable Care Act (“PPACA”) and other related healthcare reform activities are expected to promote the transition from traditional fee-for-service payment models to more “at risk” or “capitated” models in which providers receive a flat fee per member per month from payors, regardless of the cost of care. These changes are being implemented through the creation of ACOs or other payment model reforms. This shift will create financial incentives for “at-risk” providers to direct patient procedures into the most cost-effective settings, such as ASCs and surgical hospitals. Some health systems are actively working to shift categories of surgical cases out of their hospital surgery departments into the lower-cost ASC setting, in some cases in the context of shared savings and ACOs. Given that, according to management estimates, surgical spending currently represents approximately 30% of all medical spending for individuals with commercial insurance and Medicare, the shift to “at risk” payment models is likely to create greater interest from physicians and health systems in shifting care to ASCs.

Dynamics Impacting Health Systems

Many hospitals and health systems anticipate strategic and financial challenges stemming from healthcare reform and growing efforts to contain healthcare costs. In response, many health systems are focused on strategies to reduce operating costs, build market share, align with physicians, create additional service lines, expand their geographic footprint and prepare for new payment models, including ACOs. ACOs are networks of doctors, hospitals and other healthcare providers who share responsibility for providing coordinated care to patients with the goal of improving quality and reducing overall spending. As a result, a growing number of health systems are entering into strategic partnerships with select provider organizations that can provide focused expertise, scaled operating systems, best practices, speed of execution and financial capital.

Increased Pressure on Physicians and Physician Groups

Physicians in many markets are increasingly interested in aggregating and entering into affiliations with an operating partner that can help ensure the continued growth and efficiency of their practices. Uncertainty regarding reimbursement, along with increased financial and administrative burdens resulting from healthcare legislation, has contributed to this trend. As a result, physicians in many markets are pursuing partnerships with large surgical groups, multi-specialty groups and health systems in order to gain greater stability, access to scaled clinical and operating systems and a pathway to participating in new payment models. This is creating opportunities for providers with expertise in and a track record of structuring partnerships with physicians and other health care participants.

Continued Provider Consolidation Driven by Changing Environment

We believe that consolidation among healthcare providers and health plans will continue due to cost pressures, a changing regulatory environment and the requirements imposed by new payment and delivery models. Our industry remains highly fragmented relative to other healthcare sectors, with the three largest companies in our industry operating an aggregate of only 13% of approximately 5,500 Medicare-certified ASCs in the United States as of December 31, 2015. We expect consolidation to continue, as larger operators like us bring to bear the benefits of systems, processes and larger-scale relationships.

Our Competitive Strengths

We believe that we are well-positioned to continue growing, due to: (a) our commitment to outstanding patient care; (b) our experience and capability in partnering with physicians, health plans and health systems; and (c) the sophistication and capability of our team and our operating systems. We believe the increasing focus of the U.S. healthcare market on enhancing quality of care, the patient experience and the cost-effectiveness of healthcare aligns with our competitive strengths:

Diversified Growth Strategy

Our business model is focused on building strategic relationships with leading physicians, health plans and health systems to invest in, develop and operate facilities in an aligned economic model. The alignment of strategic and financial interests through shared ownership is an integral component of our ability to achieve strong results—clinically, operationally and financially. We believe that our business model positions us for continued growth:

Strong same-site growth. We believe that several factors will contribute to continued same-site growth: (1) our strong physician satisfaction and (2) the continued focus of our regional facility leadership on physician recruitment, leveraging our tools and systems, (3) the fact that a significant majority of our facilities are multi-specialty (166 of our 193 affiliated facilities), and (4) a payor mix weighted toward non-governmental payors (65% of our consolidated net patient revenues and 72% of net patient revenues at our nonconsolidated facilities for the year-ended December 31, 2015 came from commercial payors).

Growth of health plan partnerships. We are developing strategic partnerships with a growing number of health plans, and we believe these types of partnerships can generate same-site and acquisition-driven growth.  For example, certain of our facilities are financially accountable to a health plan for the quality of care provided at the facility by its affiliated surgeons, and they partner with health plans to develop and operate programs that provide physicians with incentives to choose our lower cost ASCs and surgical hospitals when clinically appropriate.

Growth of medical group partnerships. We have developed strategic partnerships with large medical groups, and we believe these types of partnerships can drive continued same-site and acquisition-driven growth.  These partnerships typically involve the medical group investing in our ASC or surgical hospital joint venture and having a seat on the governing board of the facility to help guide clinical programs at the facility.

Growth of health system partnerships. We have partnered with many leading health systems in the country, and these partnerships can create an opportunity for continued growth through expanding our footprint of facilities in the markets of our health system partners. These partnerships typically involve the health system investing in ASCs with us and surgeons, with the health system often providing certain management services to the facility (such as managed care contracting) alongside SCA.

Opportunistic investments. Our partnership model focused on local market alignment enables us to be a strategic investor in multiple geographic markets within the fragmented ASC industry. From January 1, 2010 to December 31, 2015, we invested in or entered into management agreements with 62 facilities in our existing markets and 55 facilities in new markets. Also during this same time period, we placed three de novo facilities into operation in existing markets and one de novo facility in a new market.

Leading National Brand and Scaled Franchise

We believe that a healthcare environment characterized by cost pressure, regulatory change, increased consumerism and consolidation favors large scale operators with strong reputations. We are one of the largest operators of surgical facilities in the United States with 185 ASCs and seven surgical hospitals operating in 33 states. Our national scale and the reputation we have developed helps us to establish strategic partnerships with physicians, health plans and health systems. Our scale also allows us to invest in capabilities that we can leverage across a large network of opportunities and facilities, including comparative performance analytics, cost of care analytics, senior managed care resources, new service line development resources, and supply chain resources. Our facilities have also developed a strong reputation among patients in our communities as a result of our focus on patient care and clinical quality. We provide each patient with a survey regarding their experience at our facilities either by an electronic survey or through traditional mail. According to our patient surveys conducted during 2015, our Net Promoter Score average was approximately positive 94. The Net Promoter Score is a nationally recognized measure of loyalty ranging from negative 100 to positive 100 based on asking patients whether they would recommend our facilities to a friend or family member. The overall response rate for these surveys has been, on average, approximately 34% in 2015, which represented an average of approximately 19,900 responses received per month in 2015.

Proprietary and Expanding Suite of Technology-Enabled Capabilities

We have developed proprietary capabilities that enable physicians, health plans and health systems to optimize the patient experience, clinical outcomes and cost efficiency (which the Institute for Healthcare Improvement refers to as the “Triple Aim” of healthcare). Our proprietary technology tool set includes:

•

SCA Quality Index. We measure patient satisfaction, clinical outcomes and licensure and accreditation inspection readiness for each affiliated facility and combine those measures into our SCA Quality Index to drive continuous improvement clinically and to increasingly support the transition to new payment models.

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

•

Cost of care analytics. Our managed care analytics team performs total cost of care analytics on behalf of health plans and risk-bearing medical groups that helps us design strategic partnerships and establish performance goals for those partnerships.

•	Supply chain management system. Our supply chain management system provides detailed analysis on supply cost management to improve purchasing efficiency and costs.

Our data-driven insight and ability to measure key performance indicators have been integral to achieving clinical and operational excellence and position us for success in the payment models of the future, such as ACOs, bundled payments and capitated models.

Strategic Partner to Physicians

The evolving healthcare landscape, including regulatory changes, increasing administrative burden, health plan consolidation, shifting competitive landscape and transition to new payment models is increasing pressure on physicians. We offer physicians an attractive solution to help them operate successfully in this environment as we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the aim of increasing physicians’ productivity and promoting their professional and financial success. Our approximately 2,800 physician partners (as of December 31, 2015), many of whom are leading practitioners in their respective fields and geographies, value the efficiency and convenience that our facilities provide.

Our success in forming productive relationships with physicians is reflected in both the growth in the number of our physician partners and our Net Promoter Score of positive 84, which was derived from surveys completed by our physician partners and non-partner physician utilizers across 145 of our facilities during January 2016. The survey had an overall response rate of 69% from over 5,000 physicians surveyed.  The Net Promoter Score is a measure of loyalty ranging from negative 100 to positive 100 based on asking each of the physicians who utilize our facilities whether they would recommend performing cases at our facilities to a physician colleague.   We monitor physician satisfaction on a facility-by-facility basis and survey all of our physicians who actively utilize our facilities at least annually.  We utilize physician feedback to drive continuous improvement on a local and national basis to strengthen our position as the surgical partner of choice for physicians.

Proven Management Team

Our senior leadership team averages more than 15 years of experience in the healthcare industry and has transformed our strategic approach to partnering with physicians, health plans and health systems to optimize surgical care. During the tenure of this management team, we have enhanced our focus on clinical outcomes and patient experience, and we have achieved significant growth in terms of the number of strategic partnerships and financial performance.

Our Business Strategy

We seek to improve the delivery of surgical care and to become the partner of choice for physicians, health plans and health systems by:

•	Delivering outstanding patient care and clinical outcomes;
•	Driving strong and consistent same-site performance;
•	Growing existing strategic partnerships with physicians, health plans and health systems;
•	Developing new strategic partnerships with physicians, health plans and health systems;

•	Expanding into new service lines;
•	Establishing partnerships focusing on value-based reimbursement; and
•	Consolidating a fragmented industry in attractive markets.

Delivering Outstanding Patient Care and Clinical Outcomes

We are committed to outstanding patient care and clinical quality. Our culture and operating systems reinforce this focus and commitment. We measure patient satisfaction, clinical outcomes and licensure and accreditation inspection readiness for each affiliated facility and combine those measures into our SCA Quality Index, which we monitor closely to identify areas for improvement and to track progress. We also develop and implement clinical toolkits, clinical training and best practice sharing across our network to drive ongoing improvement in clinical outcomes. Our Regional Quality Councils (“RQCs”) enable identification and sharing of best practices across our affiliated facilities. Each RQC is composed of at least one representative, such as a Regional Quality Coordinator or a Center Quality Coordinator, from each facility in the applicable region. Each RQC meets on at least a quarterly basis to share and compare clinical and operational experiences and to develop best practices, which are shared with governing boards at each facility. We have also developed focused training resources that are available to physicians, nurses and surgical technicians at our affiliated facilities, including through a proprietary, learning computer portal called the Clinical Excellence Universe (or “CEU”). Our training programs include new teammate trainings, telephone and web conferences focusing on key clinical issues, continuing education programs, leadership development programs and initiatives aimed at enhancing our culture of patient safety.

Driving Strong and Consistent Same-Site Performance

Achieving strong performance on a same-site basis is important for us to drive organic revenue growth as well as support consistent operating performance for us and our partners. We believe that our strategic partnerships align incentives so that we and our partners can achieve improved long-term performance. We also believe that our ability to affiliate with physicians as an extension of their practices is an important driver to sustained same-site performance. Our clinical protocols and tools are designed to improve physician productivity and increase the number of procedures performed in our facilities while improving both physician and patient satisfaction. In addition, our ability to attract physicians through recruitment initiatives provides an additional opportunity for us to drive same-site growth. This alignment with physicians has contributed to annual same site systemwide net operating revenues growth of 8.1% in 2015, 3.1% in 2014 and 9.4% in 2013. We have shown an ability to improve facility-level profitability by gaining physician alignment around more efficient supply utilization, reducing clinical variation, more effectively contracting with payors and lowering administrative costs.

Growing Existing Strategic Partnerships with Physicians, Health Plans and Health Systems

We intend to continue growing the number of facilities in our existing partnerships with physicians, health plans and health systems. Our aligned model incentivizes our partners to work closely with us to identify strategically important and financially accretive growth opportunities in the markets we serve. Our experience has shown that demonstrated results in achieving exceptional patient care and strong physician partnerships have encouraged our partners to expand their relationships with us.

Developing New Strategic Partnerships with Physicians, Health Plans and Health Systems

We are focused on developing new strategic partnerships with physicians, health plans and health systems. We believe that our capabilities and our experience with existing strategic partnerships position us strongly to secure additional strategic partnerships. The growing focus on improving the quality of care while reducing the total cost of care makes our partnership model more relevant to physicians, health plans and health systems, given that surgery represents close to 30% of total medical spending according to management estimates. There is a significant opportunity to enhance care while materially reducing cost by leveraging high-quality, high-efficiency ASCs and surgical hospitals.

Leveraging Our Core Competencies to Expand into New Service Lines

We intend to leverage significant expertise related to the provision of surgical solutions in the form of expansion into new lines of service. For example, we have significantly grown our total joint replacement and complex spine procedure service lines over the past several years. Improvements in surgical technology and technique, along with improvements in the delivery of anesthesia, have allowed more of these complex cases to migrate to the surgery center environment, and we have invested to grow the number of programs, the number of physicians and the number of cases we perform.

Similarly, we are investing to enhance our capabilities to provide routine cardiovascular and peripheral vascular procedures in the surgery center environment. Similar to total joint replacements and complex spine procedures, we believe that there is a significant opportunity to enhance care and materially reduce the total cost of routine cardiovascular and peripheral vascular care by leveraging high-quality, high-efficiency ASCs and surgical hospitals.

Establishing Partnerships that Take Advantage of Value-Based Reimbursement

We expect the increasing focus on value-based reimbursement to enable additional strategic partnerships with physicians, health plans and health systems.  Value-based reimbursement refers to new payment models that tie the provider’s payment for services to the predetermined quality outcomes.

For example, one of our strategic medical group partners is a large, integrated multi-specialty physician group that manages capitated risk for both senior lives (Medicare) and commercial lives. This partner was one of the original five ACOs piloted under a Dartmouth College/Brookings Institute-supported initiative in ACO healthcare delivery. As of December 31, 2015, we had six joint venture surgical facilities with this physician group, and we have been able to meaningfully improve the cost of surgical care for their population through our strategic partnership.

As another example, we entered into a commercial bundled payment program for total joint replacements with a major health plan for one of our facilities last year. The health plan chose to partner with SCA on this bundled payment because we demonstrated an ability to have strong patient outcomes and patient satisfaction while materially reducing total episode cost through active management of the patients throughout the process and aligning the interests of the various providers pre- and post-surgery.

Consolidating a Fragmented Industry in Attractive Markets

We expect to continue our acquisition activity as we partner with more physicians, health plans and health systems and as we expand our existing strategic partnerships. We believe that our scale, operational expertise and value-added services and solutions differentiate us and provide us with the ability to selectively invest in attractive assets in attractive markets where we can create value, both in the near term as well as over the longer term. We plan to continue to leverage our proven strategy for target identification, thorough diligence, transaction execution and integration, which we have systematically implemented in the investment in 43 consolidated and 48 nonconsolidated facilities from January 1, 2010 to December 31, 2015.

Operations

General

Our operations consist primarily of our ownership and management of ASCs and surgical hospitals. Our affiliated facilities provide the space, equipment and medical support staff necessary for physicians to perform non-emergency surgical procedures. Our typical ASC is a freestanding facility with fully-equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Our surgical hospitals provide medical services similar to those provided by our ASCs and can also accommodate more complex procedures, some of which require patients to stay overnight. The typical staff of an affiliated facility includes an administrator/CEO, registered nurses and operating room technicians, as well as personnel in a business office performing tasks such as billing and collecting. In addition, at each facility, a physician who serves as the medical director is responsible for medical direction and certain administrative services at the facility, including ensuring that clinical activities are performed in accordance with the facility’s policies and procedures and serving as a liaison between the facility’s administration and its medical staff. Our facilities generally have service agreements with anesthesiologists and certified registered nurse anesthetists (“CRNAs”) to provide anesthesiology services. Generally, those anesthesiologists and CRNAs are independent contractors of the facilities and are responsible for their own clinical and billing activities; in a few cases, those individuals are employed by the facility. Otherwise, the physicians who utilize our facilities are not employees of SCA or our facilities. We typically assist each of our facilities by ensuring they are strategically aligned in their markets with the right physician partnerships and appropriate health plan contracts.

Each affiliated facility is licensed in accordance with local and state requirements. All of our facilities are also certified as Medicare providers. Our facilities are available for use only by licensed physicians and other qualified healthcare providers. To ensure consistent quality of care, each facility has a medical executive committee comprised of local physicians that reviews the qualifications of each physician who applies to practice at the facility. In addition, as of December 31, 2015, the vast majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care (“AAAHC”), the two major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. We believe that accreditation is the quality benchmark used by commercial health plans for inclusion of a facility in their network. Some health plans may not include a facility in their network unless the facility is accredited.

Billing and Payment

Our affiliated facilities derive their net patient revenues by collecting institutional fees from patients, insurance companies, government programs and other third-party payors in exchange for the provision of surgical procedures. The surgeons and, in most cases, anesthesiologists and CRNAs at our affiliated facilities bill their patients or relevant other payors directly for their professional services; therefore, such services are not billed within the facility’s business office.

Each affiliated facility uses a patient accounting system to manage scheduling, billing and collection, accounts receivable management and other essential operational functions. We have implemented systems to centralize financial data from most affiliated facilities into our corporate data systems. These systems support our access to information on a timely basis.

Revenues at our affiliated facilities consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments and bad debts. Revenues are recorded during the period in which the healthcare services are provided, based upon the estimated amounts due from patients and third-party payors, including commercial health plans, employers, workers’ compensation plans and federal and state agencies (under the Medicare and Medicaid programs). We utilize the payment history specific to each affiliated facility by health plan to record estimated contractual allowances and allowances for bad debts, and we employ other analytical tools to ensure the appropriateness of these estimates. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

It is our general practice, where possible, to verify a patient’s insurance and collect estimated co-payments prior to rendering services. Claims are submitted electronically if the health plan accepts electronic claims. We require claims submitted to third-party health plans to be paid within timeframes that are generally consistent with industry standard practices, which vary based upon health plan type.

In general, we or our health system partners negotiate contracts directly with non-governmental payors and employers. The rates paid by governmental agencies are set by such agencies and are not subject to negotiation. We market our affiliated facilities directly to non-governmental payors and employers in order to communicate the cost advantages of surgery centers versus hospitals. Health plan marketing activities are conducted by a specialized team with input from our physician partners. We emphasize the high-quality healthcare, cost advantages and convenience of our affiliated facilities.

Patients are generally not responsible for the difference between our established charges and amounts reimbursed for such services under Medicare, Medicaid and negotiated health plan contracts, but they are responsible for any exclusions, deductibles, co-payments or coinsurance features of their coverage.

Clinical and Operating Systems

We have developed a number of tools to track and compare results from our affiliated facilities and across our network. We believe these systems are an important strength and provide us data to improve results, training and efficiency across our affiliated facilities.

Our clinical systems allow detailed benchmarking of clinical outcomes endorsed by the National Quality Forum, patient satisfaction and accreditation inspection readiness. We have extensive tools to prepare for regulatory surveys. We strongly encourage all of our ASCs and surgical hospitals to seek and to maintain accreditation by an independent agency, either The Joint Commission or the AAAHC. All of our facilities that have sought such accreditation have successfully completed the survey process and have received a three-year term of accreditation, which is only provided after the accrediting organization has concluded that the facility is in substantial compliance with the relevant organizational standards. Our clinical resource system, the CEU, offers best practice tools and education programs tailored to our approximately 3,100 clinical teammates, as of December 31, 2015, across the country.

Our operating systems provide detailed benchmarking of key operational measures (including on-time starts, turn-times, staffing ratios and supply expense metrics). Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as case mix, staffing, operating costs, teammate expenses and accounts receivable management.

Our proprietary case-costing system, the ECOSystem™, provides detailed labor cost, supply cost and contribution margin data by procedure code, physician, facility and payor. This ECOSystem™ data allows us to work with our physicians to benchmark their performance on a detailed level and show them precise steps they can take to optimize clinical, operational and financial results. We also have a dedicated supply chain team that works with our facilities and affiliated physicians across the country to aggregate the approximately $355 million spent on surgical supplies in 2015 and to use that purchasing power to negotiate more favorable company-wide contracts with vendors.

Our detailed data also allows us to work in partnership with health plans to optimize the cost of surgery for their covered members. Surgery is one of the largest components of medical costs, typically representing approximately 30% of total medical spending for individuals with commercial insurance, according to our estimates. Because of this, we are increasingly focused on working with commercial health plans, Medicare Advantage plans and capitated physician groups to help them reduce the total medical spend (or rate of medical spend growth) while maintaining or improving the quality of care and the patient experience offered to their respective patient populations.

Facility Level Ownership Structure

Almost all of our affiliated facilities are owned in partnership with local physicians. As of December 31, 2015, we had approximately 2,800 physician partners. While the amount of physician ownership in our facilities ranges widely based on local market conditions, it typically ranges from 25% to 55%. When we partner with a health system in a three-way joint venture with physicians, we typically hold a non-controlling ownership interest in a holding company that owns a majority or controlling ownership interest in the facility, and the health system partner holds the controlling interest in the holding company.

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

Our affiliated facilities typically pay a monthly management fee to us and, where we have an ownership interest, a monthly or quarterly pro rata distribution of cash in excess of current obligations, less amounts held in reserve for working capital and certain other anticipated expenditures. The partnership and LLC agreements typically provide for, among other things, limited voting rights for our limited partners and limited rights to transfer ownership interests. We have developed a “model” agreement that includes provisions to restrict a physician partner from owning an interest in a competing ASC or surgical hospital during the period in which the physician owns an interest in our facility and for a period of two years after they no longer own an interest in our facility. Similarly, our model agreement for ASCs requires our physician partners to certify that they are using the applicable facility in a way that is consistent with the regulatory guidance on what constitutes use of the facility as an “extension of their office practice.” In multi-specialty ASCs, this means, among other things, that at least one-third of their eligible cases must be performed at our facility. These provisions give us (or our health system partner) the right to repurchase equity from physician partners who do not meet this threshold. Our agreements also typically give us the right, but do not require us, to repurchase equity interests from physician partners who retire or trigger certain other repurchase provisions in the agreements. However, some of our agreements do not include some or any of these model provisions.

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

Case and Payor Mix

We seek to maintain diversity of case mix in our portfolio to insulate us from potential negative effects that could stem from emphasizing one particular case type. The following chart breaks down our consolidated net patient revenues by specialty and by type of payor for the year-ended December 31, 2015.

Case Mix		Payor Mix
	YEAR-ENDED		YEAR-ENDED
	DECEMBER 31,		DECEMBER 31,
	2015		2015
Orthopedic	37%	Managed care and other discount plans	65%
Ophthalmology	15	Medicare	19
Gastroenterology	10	Workers’ compensation	9
ENT	9	Patients and other third-party payors	4
Pain	8	Medicaid	3
General Surgery	21
Total	100%	Total	100%

Seasonality

In recent years, our facilities have experienced a disproportionate allocation of payor mix throughout the year. Our facilities typically see a relatively higher percentage of patients with governmental health insurance in the first half of the year and a relatively higher percentage of patients with commercial health insurance in the second half of the year. We believe this pattern is a result of the continuing trend of commercial health plans and employer sponsored benefit plans increasing annual patient deductibles which is in turn causing some patients to delay surgery until later in the year, after their higher deductible has been met.

Facilities

The following table sets forth information relating to our facilities and corporate offices as of December 31, 2015:

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Alabama
*Birmingham Outpatient Surgery Center, Ltd.	Birmingham, AL	6/29/2007	8	1	26.2%
*Florence Surgery Center, L.P.	Florence, AL	6/29/2007	4	—	50.0%
*Gadsden Surgery Center, Ltd.	Gadsden, AL	6/29/2007	4	2	57.5%
*Mobile-SC, LTD.	Mobile, AL	6/29/2007	4	3	33.0%
Surgery Center of Cullman, LLC	Cullman, AL	6/29/2007	4	3	33.3%
Surgicare of Mobile, Ltd.	Mobile, AL	6/29/2007	5	3	20.0%
*Tuscaloosa Surgical Center, L.P.	Tuscaloosa, AL	6/29/2007	5	7	30.0%
Alaska
*Alaska Spine Center LLC	Anchorage, AK	5/1/2014	3	—	38.7%
*Alaska Surgery Center, Limited Partnership	Anchorage, AK	6/29/2007	8	1	38.7%
Arizona
Surgical Specialty Hospital of Arizona, LLC	Phoenix, AZ	12/31/2014	4	1	34.7%
California
Greater Los Angeles Facilities / Orange County Area
*Antelope Valley Surgery Center, L.P.	Lancaster, CA	6/29/2007	4	2	80.6%
*Arcadia Outpatient Surgery Center, L.P.	Arcadia, CA	6/29/2007	4	—	40.0%
Barranca Surgery Center, LLC	Irvine, CA	8/1/2014	2	1	25.0%
Channel Islands Surgicenter, L.P.	Oxnard, CA	6/29/2007	3	3	29.4%
*Diagnostic and Interventional Surgical Center, LLC	Marina del Rey, CA	9/1/2014	3	—	51.0%
Digestive Disease Center, L.P.	Laguna Hills, CA	12/31/2012	—	3	25.0%
*DISC Surgery Center at Newport Beach, LLC	Newport Beach, CA	9/1/2014	2	—	51.0%
GLBESC, LLC	Glendale, CA	10/1/2014	4	3	25.0%
Glendale Endoscopy Center, LLC	Riverside, CA	6/29/2007	1	2	25.0%
*Glenwood Surgical Center, L.P.	Murrieta, CA	6/29/2007	3	3	46.9%
*Golden Triangle Surgicenter, L.P.	Long Beach, CA	6/29/2007	3	1	67.5%
Hoag Outpatient Centers, LLC	Newport Beach, CA	6/1/2013	—	3	24.6%
*Inland Surgery Center, L.P.	Redlands, CA	6/29/2007	4	1	44.5%
MemorialCare Surgical Center at Orange Coast, LLC	Fountain Valley, CA	4/1/2013	3	—	25.0%
MemorialCare Surgical Center at Saddleback, LLC (Saddleback)	Laguna Hills, CA	12/27/2012	4	6	25.4%
MemorialCare Surgical Center at Saddleback, LLC (Laguna Hills)	Laguna Hills, CA	12/31/2007	4	1	25.4%
MemorialCare Surgical Center at Saddleback, LLC (Laguna Niguel)	Laguna Niguel, CA	8/1/2014	2	1	25.4%
Newport Beach Endoscopy Center, LLC	Newport Beach, CA	6/29/2007	2	—	24.6%
PS Center, LLC	Costa Mesa, CA	4/1/2014	8	—	49.0%
*Surgicare of La Veta, Ltd., a California Limited Partnership	Orange, CA	6/29/2007	5	1	20.0%
*Thousand Oaks Endoscopy Center, LLC	Thousand Oaks, CA	6/29/2007	—	2	57.4%
*Upland Outpatient Surgical Center, L.P.	Upland, CA	6/29/2007	2	1	92.8%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Sacramento Facilities
Fort Sutter Surgery Center, a California Limited Partnership	Sacramento, CA	6/29/2007	5	4	26.0%
Sacramento Surgery Center Associates, L.P.	Sacramento, CA	1/1/2011	2	—	25.3%
South Placer Surgery Center, L.P.	Roseville, CA	5/1/2012	2	—	25.0%
Sutter Alhambra Surgery Center, L.P.	Sacramento, CA	6/29/2007	3	—	25.0%
San Diego Facilities
*Grossmont Surgery Center, L.P.	La Mesa, CA	6/29/2007	3	2	20.0%
*Pomerado Outpatient Surgical Center, L.P.	San Diego, CA	6/29/2007	4	1	60.8%
*San Diego Endoscopy Center	San Diego, CA	6/29/2007	—	3	45.0%
UCSD Ambulatory Surgery Center, LLC	San Diego, CA	11/30/2007	3	—	20.0%
San Francisco Facilities
East Bay Endoscopy Center, L.P.	Emeryville, CA	7/1/2011	—	2	25.0%
Golden Gate Endoscopy Center, LLC	San Francisco, CA	7/1/2011	—	3	26.2%
Marin Health Ventures, LLC	Greenbrae, CA	8/1/2008	2	1	25.0%
Mountain View Endoscopy Center, LLC	Mountain View, CA	7/1/2011	—	1	20.0%
Peninsula Eye Surgery Center, LLC	Mountain View, CA	12/1/2012	2	1	26.6%
Presidio Surgery Center, LLC	San Francisco, CA	6/29/2007	5	1	Managed-Only
San Francisco Endoscopy Center LLC	San Francisco, CA	7/1/2011	—	3	8.0%
Santa Rosa Surgery Center, L.P.	Santa Rosa, CA	6/29/2007	5	4	20.2%
Walnut Creek Endoscopy Center LLC	Walnut Creek, CA	7/1/2011	—	2	25.0%
Other California Facilities
Auburn Surgical Center, L.P.	Auburn, CA	6/29/2007	2	1	42.5%
*Bakersfield Physicians Plaza Surgical Center, L.P.	Bakersfield, CA	6/29/2007	4	—	93.0%
Mirage Endoscopy Center, LP	Rancho Mirage, CA	6/1/2013	—	2	Managed-Only
North Coast Surgery Center, Ltd., a California Limited Partnership	Oceanside, CA	6/29/2007	4	—	27.3%
Redding Surgery Center, LLC	Redding, CA	10/1/2013	2	—	26.6%
San Luis Obispo Surgery Center, a California Limited Partnership	San Luis Obispo, CA	6/29/2007	3	—	47.8%
Santa Barbara Endoscopy Center, LLC	Santa Barbara, CA	7/1/2011	—	1	25.0%
*Santa Cruz Endoscopy Center, LLC	Santa Cruz, CA	7/1/2011	—	1	40.0%
Colorado
Audubon Ambulatory Surgery Center, LLC (E. Woodmen)	Colorado Springs, CO	8/1/2015	6	1	19.0%
Audubon Ambulatory Surgery Center, LLC (North Circle)	Colorado Springs, CO	8/1/2015	7	2	19.0%
Colorado Springs Health Partners Ambulatory Surgery Center	Colorado Springs, CO	6/29/2007	5	—	Managed-Only
Pueblo Ambulatory Surgery Center Limited Partnership	Pubelo, CO	6/29/2007	5	—	12.3%
Surgery Center of Fort Collins, LLC	Fort Collins, CO	6/29/2007	4	—	25.0%
Connecticut
*Connecticut Surgery Center, Limited Partnership	Hartford, CT	8/22/2007	3	1	65.0%
*Danbury Surgical Center, L.P.	Danbury, CT	8/22/2007	4	2	50.5%
Norwalk Surgery Center, LLC	Norwalk, CT	6/1/2013	2	2	4.7%
*Surgery Center of Fairfield County, LLC	Trumbull, CT	8/22/2007	4	2	38.7%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Florida
*Alliance Surgical Center, LLC	Lake Mary, FL	11/1/2014	2	3	72.9%
*Boca Raton Outpatient Surgery & Laser Center, LTD.	Boca Raton, FL	6/29/2007	6	2	30.0%
*Childrens Surgery Center LLC	Maitland, FL	8/1/2014	3	1	50.0%
*Citrus Regional Surgery Center, L.P.	Lecanto, FL	6/29/2007	4	1	57.0%
*E Street Endoscopy, LLC	Clearwater, FL	8/2/2010	1	2	51.0%
Emerald Coast Surgery Center, L.P.	Fort Walton Beach, FL	6/29/2007	5	3	10.0%
*Indian River Surgery Center, Ltd.	Vero Beach, FL	6/29/2007	4	2	100.0%
*Melbourne Surgery Center, LLC	Melbourne, FL	6/29/2007	5	2	69.3%
*Orlando Center for Outpatient Surgery, L.P.	Orlando, FL	6/29/2007	5	1	60.4%
*Sand Lake SurgiCenter, LLC	Orlando, FL	9/1/2014	3	2	49.5%
*Specialists in Urology Surgery Center, LLC (Bonita Springs)	Bonita Springs, FL	4/1/2015	2	—	60.0%
*Specialists in Urology Surgery Center, LLC (Fort Myers)	Fort Myers, FL	4/1/2015	1	1	60.0%
*Specialists in Urology Surgery Center, LLC (Naples)	Naples, FL	4/1/2015	2	1	60.0%
*Winter Park Surgery Center, L.P.	Winter Park, FL	6/29/2007	6	2	18.1%
Georgia
Atlanta Facilities
*Perimeter Center for Outpatient Surgery, L.P.	Atlanta, GA	6/29/2007	4	2	31.8%
Other Georgia Facilities
*Gainesville Surgery Center, L.P.	Gainesville, GA	6/29/2007	4	3	42.6%
*Surgery Center of Athens, LLC	Athens, GA	11/30/2015	4	1	60.0%
Hawaii
*Aloha Surgical Center, L.P.	Kahului, HI	6/29/2007	4	—	94.8%
Castle Ambulatory Surgery Center, LLC	Kailua, HI	6/1/2013	2	2	10.2%
Honolulu Surgery Center, L.P.	Honolulu, HI	6/29/2007	5	2	48.4%
Idaho
*Treasure Valley Hospital Limited Partnership	Boise, ID	6/29/2007	4	—	40.4%
Treasure Valley Surgery Center - Nampa, LP	Nampa, ID	6/28/2012	5	—	25.2%
Illinois
Chicago Facilities
*Hawthorn Place Outpatient Surgery Center, L.P.	Vernon Hills, IL	2/1/2008	5	1	38.0%
*Loyola Ambulatory Surgery Center at Oakbrook, L.P.	Oakbrook Terrace, IL	2/1/2008	3	—	45.0%
*Northwest Surgicare, Ltd., an Illinois Limited Partnership	Arlington Heights, IL	2/1/2008	4	1	65.0%
Other Illinois Facilities
*Belleville Surgical Center, Ltd., an Illinois Limited Partnership	Belleville, IL	2/1/2008	4	—	78.6%
*Belleville Surgical Center, Ltd., an Illinois Limited Partnership (West Lincoln)	Belleville , IL	9/1/2014	1	1	78.6%
*Joliet Surgery Center Limited Partnership	Joliet, IL	11/1/2009	4	2	50.8%
Southwest Surgery Center, LLC	Mokena, IL	10/1/2015	4	1	Managed-Only

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Indiana
Indianapolis Facilities
Beltway Surgery Centers, L.L.C. - Glen Lehman Endoscopy Suite	Indianapolis, IN	2/15/2012	—	8	24.5%
Beltway Surgery Centers, L.L.C. (BSC-GI)	Indianapolis, IN	7/1/2011	4	4	24.5%
Beltway Surgery Centers, L.L.C. (BSC-MS)	Indianapolis, IN	7/1/2011	8	1	24.6%
Beltway Surgery Centers, L.L.C. - Indiana Hand to Shoulder Beltway Surgery Center	Indianapolis, IN	12/31/2012	3	1	24.8%
Beltway Surgery Centers, L.L.C. - Multi-Specialty Surgery Center	Indianapolis, IN	3/1/2015	3	—	24.8%
Eagle Highlands Surgery Center, LLC	Indianapolis, IN	7/1/2011	7	—	24.7%
Eagle Highlands Surgery Center, LLC - Meridian South Surgery Center	Indianapolis, IN	7/24/2013	4	—	24.7%
Indiana Endoscopy Centers, LLC (Avon)	Avon, IN	7/1/2011	—	4	25.0%
Indiana Endoscopy Centers, LLC (Downtown)	Indianapolis , IN	7/1/2011	—	4	25.0%
Indiana University Health Saxony Surgery Center LLC	Fishers, IN	3/5/2012	4	1	29.1%
IU Health East Washington Ambulatory Surgery Center, LLC	Indianapolis, IN	12/18/2015	4	1	25.9%
ROC Surgery LLC	Indianapolis, IN	7/1/2011	6	—	27.8%
Senate Street Surgery Center, LLC	Indianapolis, IN	7/1/2011	8	2	24.9%
Other Indiana Facilities
Ball Outpatient Surgery Center, LLC	Muncie, IN	7/1/2011	5	2	26.3%
Iowa
Mississippi Medical Plaza, L.C.	Davenport, IA	6/1/2013	7	—	27.0%
Mississippi Medical Plaza, L.C.	Davenport, IA	6/1/2013	—	4	27.0%
*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership	Des Moines, IA	6/29/2007	4	1	67.8%
*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership	West Des Moines, IA	6/29/2007	10	—	67.8%
Tri-State Surgery Center, L.L.C.	Dubuque, IA	6/1/2013	3	2	Managed-Only
Kansas
KU Medwest Ambulatory Surgery Center, L.L.C.	Shawnee, KS	6/1/2013	3	1	Managed-Only
Kentucky
*Lexington Surgery Center, Ltd.	Lexington, KY	6/29/2007	6	6	36.0%
*Louisville S.C., Ltd.	Louisville, KY	6/29/2007	4	1	30.3%
Owensboro Ambulatory Surgical Facility, Ltd.	Owensboro, KY	6/29/2007	6	2	30.7%
*Premier Surgery Center of Louisville, L.P.	Louisville, KY	6/29/2007	4	4	25.0%
Louisiana
*B.R.A.S.S. Partnership in Commendam	Baton Rouge, LA	6/29/2007	4	1	74.9%
Maryland
*Montgomery Surgery Center Limited Partnership	Rockville, MD	6/29/2007	4	2	77.0%
*Parkway Surgery Center, LLC	Hagerstown, MD	5/1/2015	1	2	55.0%
Suburban Outpatient Surgery Center, LLC	Bethesda, MD	7/1/2011	4	1	Managed-Only
*Surgery Center of Rockville, L.L.C.	Rockville, MD	8/1/2014	1	1	59.0%
*The Surgery Center of Easton, L.P.	Easton, MD	6/29/2007	1	1	67.0%
Michigan
*Clinton Partners, L.L.C.	Clinton Township, MI	2/1/2015	4	2	25.0%
Minnesota
HealthEast Surgery Center-Maplewood, LLC	Maplewood, MN	6/1/2013	4	—	26.0%
Ridges Surgery Center, LLC	Burnsville, MN	10/6/2014	4	—	Managed-Only
*St. Cloud Outpatient Surgery, Ltd., a Minnesota Limited Partnership	St. Cloud, MN	6/29/2007	11	—	21.8%
*Surgicare of Minneapolis, Ltd., a Minnesota Limited Partnership	Edina, MN	6/29/2007	3	—	80.5%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Mississippi
*Surgicare of Jackson, Ltd., a Mississippi Limited Partnership	Jackson, MS	6/29/2007	5	1	40.0%
Missouri
South County Surgical Center, LLC	St. Louis, MO	5/1/2009	2	2	30.3%
Montana
*Northern Rockies Surgery Center, L.P.	Billings, MT	6/29/2007	4	—	57.3%
Nebraska
Bergan Mercy Surgery Center, LLC	Omaha, NE	6/1/2013	3	2	4.6%
Lakeside Ambulatory Surgical Center, LLC	Omaha, NE	6/1/2013	4	1	Managed-Only
Nebraska Spine Hospital, LLC	Omaha, NE	6/1/2013	3	—	5.0%
New Jersey
Ambulatory Surgery Center at Virtua Washington Township LLC	Sewell, NJ	6/1/2013	3	1	Managed-Only
*East Brunswick Surgery Center, LLC	East Brunswick, NJ	12/31/2013	5	—	51.0%
*Franklin Surgical Center, LLC	Basking Ridge, NJ	5/1/2015	2	—	55.0%
Memorial Ambulatory Surgery Center, LLC	Mt. Holly, NJ	6/1/2013	4	1	Managed-Only
Seashore Surgical Institute, L.L.C.	Brick, NJ	4/1/2015	3	—	27.0%
Shore Ambulatory Surgical Center, LLC	Somers Point, NJ	4/1/2014	4	1	Managed-Only
South Jersey Musculoskeletal Institute LLC	Sewell, NJ	6/1/2013	3	2	Managed-Only
*Specialty Surgical Center, LLC	Sparta Township, NJ	12/1/2014	2	—	55.0%
Summit Surgical Center LLC	Voorhees, NJ	6/1/2013	7	2	Managed-Only
*Surgical Center of South Jersey, Limited Partnership	Mount Laurel, NJ	6/29/2007	4	2	71.7%
Surgicare of Central Jersey, LLC	Watchung, NJ	6/1/2015	4	2	27.0%
Vantage Surgical Center Associates, LLC.	Medford, NJ	6/1/2013	3	1	Managed-Only
North Carolina
*Blue Ridge Day Surgery Center, L.P.	Raleigh, NC	6/29/2007	6	3	47.0%
*Charlotte Surgery Center, Limited Partnership	Charlotte, NC	6/29/2007	7	1	46.6%
*Fayetteville Ambulatory Surgery Center, L.P.	Fayetteville, NC	6/29/2007	11	3	46.2%
Greensboro Specialty Surgery Center, LLC	Greensboro, NC	6/29/2007	3	2	24.5%
*Surgical Center of Greensboro, LLC	Greensboro, NC	6/29/2007	13	—	45.0%
*The Eye Surgery Center of the Carolinas, L.P.	Southern Pines, NC	6/29/2007	4	1	46.0%
*Wilson Surgery Center, LLC	Wilson, NC	2/1/2015	4	1	73.3%
Ohio
Middletown Surgery Center, LLC	Franklin, OH	6/1/2013	2	2	Managed-Only
OhioHealth Sleep Services, LLC	Columbus, OH	6/1/2013	N/A	N/A	Managed-Only(4)
Samaritan North Surgery Center, Ltd.	Dayton, OH	6/1/2013	4	2	Managed-Only
The Hand Center, LLC	Columbus, OH	6/1/2013	2	—	Managed-Only
Whitehall Surgery Center, Ltd.	Columbus, OH	6/1/2013	4	2	Managed-Only
Oklahoma
*Surgical Hospital of Oklahoma, L.L.C.	Oklahoma City, OK	9/1/2009	7	—	60.0%
*Three Rivers Surgical Care, L.P.	Muskogee, OK	6/29/2007	2	3	39.8%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Oregon
*McKenzie Surgery Center, L.P.	Eugene, OR	6/29/2007	4	2	92.0%
*Salem Surgery Center, LLC	Salem, OR	6/29/2007	5	2	66.0%
Pennsylvania
*Advanced Surgical Hospital, LLC	Washington, PA	9/1/2015	4	1	51.0%
*Grandview Surgery Center, LTD.	Camp Hill, PA	6/29/2007	4	2	20.5%
Lackawanna Physicians Ambulatory Surgery Center, LLC	Dickson City, PA	12/31/2012	3	2	35.1%
*Mt. Pleasant Surgery Center, L.P.	Mt. Pleasant, PA	6/29/2007	4	—	94.4%
*Paoli Surgery Center, L.P.	Paoli, PA	6/29/2007	4	1	42.6%
Pocono Ambulatory Surgery Center, Limited	Stroudsburg, PA	8/1/2014	3	2	28.0%
Rhode Island
*Blackstone Valley Surgicare Acquisition, L.P.	Johnston, RI	6/29/2007	5	2	93.0%
Rhode Island Hospital Surgery Center at Wayland Square	Providence, RI	6/29/2007	3	1	Managed-Only
South Carolina
*Charleston Surgery Center Limited Partnership	North Charleston, SC	6/29/2007	4	2	73.6%
*The Outpatient Surgery Center of Hilton Head, LLC	Hilton Head Island, SC	11/1/2015	3	4	50.0%
Texas
Austin Facilities
*Arise Healthcare System, LLC	Austin, TX	10/1/2015	5	1	52.8%
*Austin Center For Outpatient Surgery, L.P.	Austin, TX	6/29/2007	5	2	53.0%
*Cedar Park Surgery Center, LLC	Cedar Park, TX	10/1/2015	5	—	51.0%
*Hays Surgery Center, LLC	Kyle, TX	10/1/2015	5	—	27.3%
*Stonegate Surgery Center, L.P.	Austin, TX	10/1/2015	5	—	52.4%
Dallas / Fort Worth Facilities
*Cleburne Surgical Center, LLC	Cleburne, TX	12/1/2013	2	1	25.0%(5)
*Denton Surgery Center, LLC	Denton, TX	10/1/2012	3	2	29.6%(5)
*Fort Worth Endoscopy Centers, LLC	Fort Worth, TX	8/17/2007	3	1	25.0%(5)
*Fort Worth Endoscopy Centers, LLC	Fort Worth, TX	8/17/2007	2	1	25.0%(5)
*Greenville Surgery Center, LLC	Dallas, TX	6/29/2007	4	1	39.3%(5)
*North Dallas Surgical Center, LLC	Dallas, TX	8/1/2014	2	1	25.0%(5)
*Surgical Caregivers of Fort Worth, LLC	Fort Worth, TX	6/29/2007	7	—	25.2%(5)
*Texas Health Craig Ranch Surgery Center, LLC	McKinney, TX	4/8/2013	5	1	28.2%(5)
*Texas Health Flower Mound Orthopedic Surgery Center, LLC	Flower Mound, TX	9/25/2013	4	—	25.0%(5)
*Texas Health Surgery Center Preston Plaza, LLC	Dallas, TX	3/1/2015	3	—	25.0%(5)
*Wilson Creek Surgery Center, LLC	McKinney, TX	11/1/2014	2	—	25.0%(5)
Other Texas Facilities
*Corpus Christi Endoscopy Center, L.L.P.	Corpus Christi, TX	7/1/2011	2	3	19.5%
*Pasteur Plaza Surgery Center, L.P.	San Antonio, TX	6/29/2007	3	1	72.6%
Wisconsin
*Wauwatosa Surgery Center, Limited Partnership	Wauwatosa, WI	6/29/2007	4	—	51.0%

Corporate Offices	Location	Square Footage
Headquarters	Deerfield, IL	7,526
Corporate office	Birmingham, AL	47,870
Corporate office	Irving, TX	11,102
Corporate office	Pasadena, CA	4,129
Corporate office	Stamford, CT	4,168

*	Indicates a consolidated facility. All other facilities are nonconsolidated, unless otherwise indicated that the facility is managed-only.
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
(5)

We do not currently hold an equity ownership interest in this facility. Instead, we hold a promissory note that is convertible into equity. The percentage represents what our beneficial ownership percentage will be upon conversion of the promissory note. Because this promissory note provides us with the power to direct the activities that most significantly impact the economic performance of this entity, we consolidate this facility into our financial results, as it meets the requirements to be a variable interest entity (“VIE”). See Note 3 “Summary of Significant Accounting Policies — Variable Interest Entities” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

We lease the majority of the facilities where our ASCs and surgical hospitals conduct their operations from third parties. The terms of these leases generally range in length from ten to fifteen years, and many of our leases contain options to incrementally extend the lease period. In many cases, these leases are currently in the extension period. Many facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index, while others have fixed escalation terms. In addition, in the normal course of operations, several of our leases will be set to expire during any calendar year. We do not expect difficulties in locating comparable facilities should we choose not to, or be otherwise unable to, extend one or more of our existing leases. Our leases do not typically provide for early termination rights in the absence of a tenant default.

Our headquarters is located in Deerfield, Illinois at 520 Lake Cook Road, Suites 250 and 255, where we currently lease approximately 7,526 square feet of space. This lease expires in March 2017. We also have corporate offices in Birmingham, Alabama, Irving, Texas, Pasadena, California and Stamford, Connecticut. Our Birmingham office is located at 569 Brookwood Village, Suite 901, where we currently lease approximately 47,870 square feet of space. This lease expires in March 2025.

Acquisitions and Strategic Relationships

We pursue our growth strategy in the ASC and surgical hospital markets by making selective investments in existing surgical facilities and groups of facilities. We actively seek opportunities where there are identifiable profit growth opportunities based on location, market dynamics and case mix, and where we can partner with committed physicians who are motivated to improve their facilities.

Our growth strategy includes building strategic partnerships with physicians, health plans and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

Marketing

Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing: (1) the high level of patient satisfaction with our facilities, which is based on patient surveys that we administer concerning our facilities; (2) the quality and responsiveness of our services; and (3) the practice efficiencies provided by our facilities. In those markets in which we have partnered with a healthcare system, we coordinate the marketing effort with the healthcare system and generally benefit from this strategy. We and our health system partners also directly negotiate agreements with commercial health plans, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market.

Competition

In each of our markets we face competition from other providers of ambulatory surgical care in developing ASC and surgical hospital joint ventures, acquiring existing facilities, attracting patients and negotiating commercial health plan contract pricing. We believe we are the third largest ASC operator in the United States, based on the number of facilities operated. Tenet Healthcare Corp., AmSurg Corp., HCA Healthcare Corporation and Surgery Partners are the other largest national ASC operators. However, due to industry fragmentation, we commonly compete for business with hospitals partnering with physicians or with local physician groups who develop independent ASCs without a corporate partner, including those who use consultants to perform management services for a fee without an ongoing equity interest. We believe we compete effectively because of our size, quality of our management services, experience and reputation for providing quality care.

We often compete with other healthcare providers that provide outpatient procedures. In particular, we compete with the outpatient departments of acute care hospitals, which often perform the same procedures as we do in our freestanding facilities. We believe that, in comparison to acute care hospitals, our ASCs and surgical hospitals compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable and convenient environment for the patient. To a lesser but growing extent, we also face competition from physicians performing less complex outpatient procedures, such as pain management and certain gastrointestinal procedures, in their own offices.

Teammates

As of December 31, 2015, we employed approximately 5,200 full-time equivalent teammates, working in all of our affiliated facilities. While each facility varies depending on its size, case volume and case types, we employ an average of approximately 30 full-time equivalent teammates at our ASCs, and an average of approximately 70 full-time equivalent teammates at our surgical hospitals. While we provide “full-time equivalent” information, a number of our teammates work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these teammates also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us.

With limited exceptions the physicians who use our affiliated facilities are not employees of either SCA or the facility. None of our teammates is represented by a collective bargaining agreement.

Regulatory Compliance Program

It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on all areas of regulatory compliance, including coding, billing, cost reporting practices, HIPAA compliance and contractual arrangements with referral sources.

This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that teammates act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every teammate and certain contractors involved in patient care and coding and billing receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for teammates to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hotline or directly to our compliance officer. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.  At some of our affiliated facilities, another partner, such as a health system, maintains the compliance program instead of SCA.

Government Regulation

The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our business by, among other things, controlling growth, requiring licensing or certification of facilities, regulating how facilities are used and controlling payment for services provided. Our ability to conduct our business and to operate profitably will depend in part upon complying with applicable laws and regulations. See “Risk Factors — Risks Related To Healthcare Regulation.”

Licensure, Accreditation and Certificate of Need Regulations

Our facilities are subject to a wide variety of federal, state and local licensing requirements.  These requirements relate to the adequacy and quality of patient care, equipment, personnel, operating policies and procedures, fire prevention and compliance with building codes and environmental protection laws. Governmental and other authorities periodically inspect our facilities to assure continued compliance with these regulations. Failure to comply with these regulations could result in the suspension or revocation of a facility’s license or other penalties.

As of December 31, 2015, the vast majority of our facilities were accredited by either The Joint Commission or the AAAHC, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with Medicare conditions.  These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many commercial health plans require our facilities to be accredited in order to be participating providers.  Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from commercial health plans.

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition, relocation, change of ownership or change of control of existing facilities may be reviewable by state regulators under certificate of need (“CON”) laws. A CON is a permit issued by a state health planning authority certifying that a proposed facility or expansion is consistent with the need for the services to be offered by the facility. States with CON laws often place limits on the number of facilities or operating rooms in a region, or restrict providers’ ability to build, relocate, expand or change the ownership control of healthcare facilities and services. In some states, CON approvals are required for ASCs and surgical hospitals. Failure to obtain necessary CON approval can cause the inability to expand facilities, add services and complete an investment in a new facility. Violations of CON laws may result in civil sanctions or the revocation of a facility’s license. As of December 31, 2015, we operated in 24 states with a CON program.  In some cases, these CON programs may impose requirements that apply to our transactions and operations.

Medicare and Medicaid Programs

Medicare is a federally funded and administered health insurance program that primarily serves individuals entitled to social security benefits who are age 65 years or older or who are disabled. Medicare prospectively determines fixed payment amounts for procedures performed at ASCs and hospitals and updates these amounts annually. These amounts are adjusted for regional wage variations. For the years ended December 31, 2015, 2014 and 2013, approximately 19%, 20% and 20%, respectively, of our net patient revenues were attributable to Medicare payments.

To participate in the Medicare program and receive Medicare payments, our facilities must comply with regulations promulgated by CMS. Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth requirements relating to a facility’s equipment, personnel, policies, standards of medical care and compliance with state and local laws and regulations. All of our ASCs and surgical hospitals are certified in the Medicare program and are subject to unannounced, on-site surveys by state agencies working on behalf of CMS. The frequency of on-site ASC surveys by state agencies has increased in recent years. Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination of participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions.

Medicaid is a health insurance program jointly funded by federal and state governments that provides medical assistance to qualifying low-income persons. Medicaid programs are administered by states under federally-approved plans.  Both the payment methodology and the amounts paid for services vary from state to state.  Each state Medicaid program has the option to provide payment for ASC services. All of the states in which we currently operate provide Medicaid coverage for some ASC services; however, these states may elect to discontinue covering services, and states into which we expand our operations may not cover or continue to cover ASC services. For the years-ended December 31, 2015, 2014 and 2013, approximately 3% of our net patient revenues were attributable to Medicaid payments.

Health Reform Initiatives

There have been numerous legislative and regulatory initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Most notably, the PPACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted in March 2010 and has resulted in significant change for the healthcare industry.

The Health Reform Law has changed and continues to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs tying reimbursement to quality and clinical integration. The Health Reform Law also reforms certain aspects of health insurance, quality of care and fraud and abuse enforcement. The Health Reform Law includes a number of reforms that directly affect our facilities, including, without limitation, those summarized below.

One of the central aims of the Health Reform Law is to reduce the number of uninsured individuals in the United States by increasing coverage through various avenues.  The primary public program through which the Health Reform Law is expanding coverage is Medicaid. The Health Reform Law broadens the categories of individuals eligible for Medicaid coverage and permits individuals with relatively higher incomes to qualify. The Health Reform Law requires all state Medicaid programs to provide, and the Federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level. However, following a June 2012 decision of the United States Supreme Court, states may opt out of the expansion without losing existing federal Medicaid funding.  For those states that expand Medicaid coverage, the Health Reform Law also requires that a “5% income disregard” be added to the Medicaid eligibility standard, effectively extending Medicaid eligibility to those with incomes up to 138% of the federal poverty level.  Some states have chosen not to implement the Medicaid expansion at this time; however, these states could choose to implement the expansion at a later date.

In the private sector, the Health Reform Law is expanding health insurance coverage through a range of requirements applicable to health insurers, employers and individuals. For example, health insurers are now prohibited from imposing annual coverage limits, dropping coverage, excluding individuals on the basis of pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. In addition, individuals must maintain a minimum level of health insurance coverage or pay a tax penalty, subject to certain exceptions.  To facilitate the purchase of health insurance, the Health Reform Law mandated the establishment of the Health Insurance Marketplace, a system of state and federal health insurance exchanges through which qualified health insurance coverage may be obtained.  Further, certain larger employers that do not offer health insurance benefits to their full-time employees are required to make “shared responsibility payments” if an employee obtains government-subsidized coverage through the Health Insurance Marketplace.

The Health Reform Law also provides for reductions in Medicare, Medicaid and other federal healthcare program spending. The Health Reform Law includes a provision requiring CMS to apply a negative productivity adjustment to the indexes used to update Medicare payment rates each year. The productivity adjustment is equal to the 10-year moving average of changes in the annual economy-wide private nonfarm business multi-factor productivity measure, as reported by the Bureau of Labor Statistics each year. Hospital and ASC services have been subject to this productivity adjustment since 2011. The practical impact of the productivity adjustment for hospital and ASC services is to reduce the amount of annual rate increases from Medicare, potentially to an amount below zero (that is, if the productivity adjustment outweighs the index-based rate increase, reimbursement rates will decline). In addition to the productivity adjustment for hospital and ASC services, the Health Reform Law requires a downward adjustment in payment for hospital services of 0.2% in federal fiscal year 2016 and 0.75% in federal fiscal years 2017, 2018 and 2019.

Additionally, the Health Reform Law directed the United States Department of Health and Human Services (“HHS”) to develop a plan to implement a value-based purchasing program for ASCs. While HHS submitted a report to Congress in 2011 outlining efforts to improve quality and payment efficiency in ASCs and examining the steps required to design and implement an ASC value-based purchasing program, Congress has not yet authorized CMS to implement the program. However, CMS has implemented a value-based purchasing program for inpatient hospital services, pursuant to which hospitals that meet or exceed specified quality performance standards will receive greater reimbursement than they would have otherwise and hospitals that do not meet the standards will receive reduced payments. The Health Reform Law also provides for other quality-based payment adjustments for inpatient hospital services, including reductions for “excess readmissions” for certain conditions and for high rates of hospital-acquired conditions.

The Health Reform Law also makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, facilitates cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; (2) authorizes HHS, in consultation with the HHS Office of Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier pending an investigation of a credible allegation of fraud; and (3) expands liability under the federal False Claims Act (the “FCA”) for failure to timely repay identified overpayments made by governmental healthcare programs.

To date, we have not experienced a material impact on our results from these various changes related to the Health Reform Law. However, we believe healthcare reform initiatives will continue to develop during the foreseeable future, and such initiatives, including some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians’ financial relationships with facilities to which they refer patients, could adversely affect us in a material way.

Federal Anti-Kickback Statute

Federal and state laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to as the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving any remuneration in return for, or to induce, referrals of items or services reimbursable by a federal healthcare program. Violations of the Anti-Kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration, as well as exclusion from participation in federal healthcare programs, including Medicare and Medicaid. The Bipartisan Budget Act of 2015 requires civil monetary penalties, including those for violations of the Anti-Kickback Statute, to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the Consumer Price Index. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the FCA.

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

The Federal government pays particular attention to joint ventures and other transactions among healthcare providers, particularly joint ventures involving physicians and other referral sources. In 1989, the OIG published a fraud alert that outlined questionable features of “suspect” joint ventures, and the OIG has continued to refer to those fraud alerts in later pronouncements. The OIG has also published regulations containing numerous “safe harbors” that exempt some practices from enforcement under the Anti-Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the OIG will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The OIG has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

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

Although the ASC safe harbor sets forth four separate categories, many of the same requirements apply to each category. For example, in each case, no ownership interests may be held by a non-physician or non-hospital investor if that investor is (1) employed by the center or another investor, (2) in a position to provide items or services to the center or any of its other investors or (3) in a position to make or influence referrals directly or indirectly to the center or any of its investors. In addition, in the case of surgeon-owned, single-specialty, and multi-specialty surgery centers, at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or 12-month period must be derived from performing outpatient procedures on the list of Medicare covered procedures for ASCs. For multi-specialty surgery centers, the safe harbor also requires that at least one-third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or 12-month period must be performed at the surgery center in which the investment is made. For hospital/physician surgery centers, the safe harbor includes standards prohibiting the hospital investor and the center from sharing space and equipment except in certain instances, prohibiting the hospital investor from including costs associated with the center on the hospital’s cost report, and prohibiting the hospital from being in a position to make or influence referrals to the center or to any other investor in the center.

Entities that own facilities which provide services reimbursable by federal healthcare programs, and their respective physician partners and members, are subject to the Anti-Kickback Statute. In cases where one of our subsidiaries is an investor in the partnership or LLC that owns the facility, and we or our subsidiary provides management and other services to the facility, our arrangements with physician investors likely do not meet all of the specific terms of the ASC safe harbor or any other safe harbor. See “Risk Factors — Risks Related to Healthcare Regulation — The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.”

However, we believe that our operations do not violate the Anti-Kickback Statute. Moreover, we strive to ensure that our management services, lease agreements and other agreements with potential referral sources are consistent with our standards for documented fair market value for services and space provided to or received from the facilities or the physician partners at the facilities.

Federal Physician Self-Referral Law

Section 1877 of the Social Security Act, the federal physician self-referral law commonly referred to as the “Stark Law,” prohibits a physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare, if the physician or an immediate family member has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare from billing the Medicare program for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. As defined by the Stark Law, the term “financial relationship” includes both ownership (or investment) interests and compensation arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception in order to not violate the Stark Law. Intent does not have to be proven to establish a violation of the Stark Law.  Persons who violate the Stark Law are subject to various sanctions, including denial of payment, civil monetary penalties of up to $15,000 for each claim submitted, and potential exclusion from federal healthcare programs. The Stark Law also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions.  The Bipartisan Budget Act of 2015 requires these penalties to increase annually beginning in 2016, as described above with respect to the Anti-Kickback Statute.  In addition to these penalties, failure to refund Medicare payments received as a result of a referral prohibited by the Stark Law on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA.

CMS has promulgated regulations to implement the Stark Law. Under these regulations, services provided by an ASC that would otherwise constitute “designated health services” are excluded from the definition of that term if the services are reimbursed by Medicare as part of the ASC’s composite payment rate. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus excepted from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that: (1) the implant must be implanted by the referring physician or a member of his or her group practice; (2) the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare; (3) the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute; and (4) the billing for the implant be conducted legally. We believe the operations of our ASCs comply with these requirements and, consequently, that the Stark Law generally does not apply to services provided by our ASCs. See “Risk Factors — Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

In contrast, the Stark Law does apply to inpatient and outpatient hospital services. The Stark Law includes exceptions for many of the customary financial arrangements between hospitals and physicians, including professional services agreements and lease agreements.  The Stark Law also includes an exception that permits physicians to refer Medicare patients to hospitals in which they have an ownership interest if certain requirements are met. As of December 31, 2015, seven of our facilities were surgical hospitals, all of which were partially owned by physicians. While the Health Reform Law dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010, this prohibition does not apply to any of our surgical hospitals with physician ownership because each of them had a Medicare provider agreement prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure in compliance with the applicable exception. However, the law prohibits “grandfathered” hospitals from increasing the percentage of physician ownership, and the law limits to a certain extent their ability to grow because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms, subject to limited exceptions. In addition, the law requires all surgical hospitals with physician owners to adopt certain measures to address potential conflicts of interest, ensure that physician investments are bona fide and ensure patient safety. We believe our facilities are in compliance with such requirements, but even the assertion of a violation of the Stark Law could have a material adverse effect upon us.

False and Other Improper Claims

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from federal healthcare programs. False claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the government applies criminal, civil and administrative penalty statutes to a range of circumstances, including coding errors, billing for services not provided, billing for services that are not medically necessary, improperly classifying the level of care provided, submitting false cost reports, submitting claims resulting from arrangements prohibited by the Stark Law or the Anti-Kickback Statute, and failing to timely report and return an overpayment received from the government. Over the past decade or more, the government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the United States. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violations of the FCA can result in awards of damages equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  The Bipartisan Budget Act of 2015 requires these penalty amounts to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the Consumer Price Index.

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

Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years and have increased the risk of healthcare companies like us having to defend a false claims action, repay claims paid by the government, pay fines or be excluded from the Medicare and Medicaid programs. In addition, under the Health Reform Law, if we receive an overpayment, we must report and refund the overpayments before the later of 60 days after the overpayment was identified or the date a corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the FCA.

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

State Anti-Kickback, Physician Self-Referral and False Claims Laws

Many states, including those in which we do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients similar to the Anti-Kickback Statute and Stark Law. Some of these laws apply only to services reimbursable under state Medicaid programs. In most states, these laws have not been subjected to significant judicial and regulatory interpretation. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us. However, we believe that our operations are in material compliance with the anti-kickback and physician self-referral laws of the states in which our facilities are located.

A number of states, including some of those in which we do business, have their own laws prohibiting the submission of false claims. These laws may be modeled on the FCA and contain qui tam provisions. Some state false claims acts can involve broader liability in terms of the costs that losing defendants must pay or the types of claims that are subject to the act.  In many cases, little precedent exists for the interpretation or enforcement of these state laws.

Healthcare Industry Investigations and Audits

Federal and state government agencies have increased their civil and criminal enforcement efforts in the healthcare industry. For example, the Health Reform Law added $350 million of federal funding to fight healthcare fraud, waste and abuse. Investigations by government agencies have addressed a wide variety of issues, including billing practices and financial arrangements with referral sources. In addition, the OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. An investigation of our facilities could result in significant costs, liabilities and penalties, as well as adverse publicity.

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

Health Information Privacy and Security Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions that require covered entities, including most healthcare providers, to employ systems and procedures designed to protect individually identifiable health information, known as “protected health information.” Pursuant to HIPAA, HHS has promulgated privacy and security regulations that extensively regulate the use and disclosure of protected health information and require covered entities to implement administrative, physical and technical safeguards to protect the security of such information. Entities that handle protected health information on behalf of covered entities (known as “business associates”) or on behalf of other business associates must comply with most provisions of the HIPAA privacy and security regulations and are subject to civil and criminal penalties for violations to these regulations.  A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.  As covered entities under HIPAA, our facilities are required to comply with rules governing the use and disclosure of protected health information and to impose those rules, by contract, on any business associate to which such information is disclosed. In other relationships, such as when we provide management or consulting services to another covered entity, we are subject to the rules applicable under HIPAA to business associates.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Our facilities and we have incurred and will continue to incur significant costs in order to comply with the HIPAA privacy and security regulations. Violations of these regulations may result in civil and criminal penalties, which have been significantly increased by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  Further, HHS is required to perform compliance audits, which may result in increased enforcement activity.

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

HIPAA Transactions and Code Sets Standards

HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for certain electronic healthcare transactions, such as submitting claims for payment for medical services. The Health Reform Law requires the adoption of standards for additional electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, all healthcare providers covered by HIPAA were required to transition, by October 1, 2015, to updated standard code sets to report certain diagnoses and procedures, known as ICD-10 code sets. It is possible that our facilities could experience disruptions or delays in payment due to the implementation of new electronic data transmission standards and the transition to ICD-10 code sets.

Federal Emergency Medical Treatment and Active Labor Act

The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) applies to our seven surgical hospitals. EMTALA requires hospitals participating in the Medicare program, including those without emergency rooms, to evaluate individuals who present with emergencies, provide initial stabilizing treatment and refer or transfer patients where appropriate. Sanctions for violations of EMTALA include termination of a hospital’s Medicare provider agreement, exclusion from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm because of a violation of the law, and a medical facility that suffers a financial loss because of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief.

Antitrust Laws

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission (the “FTC”), the DOJ and the Attorneys General of certain states, including states in which we operate.

Some of our operating activities are subject to regulation by the antitrust laws. For example, the exchange of pricing information in connection with the creation of a joint venture or an acquisition, the formation of joint ventures with large health systems and the negotiation of our commercial health plan contracts by our health system partners are all regulated by the antitrust laws. We undertake to conduct all of our business operations in compliance with these laws. The FTC and the DOJ have promulgated a series of “Statements of Antitrust Enforcement Policy in Health Care.” These statements provide a series of “safety zones.” A “safety zone” describes conduct that the FTC and the DOJ will not challenge under the antitrust laws, absent extraordinary circumstances. Our activities do not necessarily fall within any of these safety zones. Nevertheless, we believe that our operations are in compliance with the antitrust laws, but courts or regulatory authorities may reach a contrary conclusion, and such a conclusion could adversely affect our operations. Antitrust authorities could also attempt to restrict our ability to grow in certain markets.

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

CMS reimburses providers for outpatient surgery performed in an ASC using a prospectively determined fee schedule. The standard payment rate for ASC-covered surgical procedures is calculated as the product of an ASC “conversion factor” and the ASC “relative payment weight” for each separately payable procedure or service. Subject to certain exclusions, covered surgical procedures in an ASC are surgical procedures that are separately paid under the Hospital Outpatient Prospective Payment System (“OPPS”) that would not be expected to pose a significant risk to safety when performed in an ASC, and that would not be expected to require overnight stay. Payment for ancillary items and services are packaged into ASC payment for a covered surgical procedure. The lists of, and payment rates for, covered surgical procedures and ancillary services in ASCs are updated in conjunction with the annual proposed and final rulemaking process to update the OPPS and ASC payment system. The Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Further, the Health Reform Law added limitations on the increase in the index by which ASC rates are annually adjusted. See “— Government Regulation — Health Reform Initiatives.” For calendar year 2016, CMS increased ASC payment rates by 0.3%, reflecting an inflation update of 0.8% less a negative 0.5% productivity adjustment required by the Health Reform Law.

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

Medicare — Surgical Hospitals

As of December 31, 2015, seven of our facilities are licensed as hospitals and receive reimbursement from Medicare for inpatient services under Medicare’s Inpatient Prospective Payment System, under which a hospital receives a fixed amount as reimbursement for inpatient hospital services based on each patient’s final assigned Medicare severity diagnosis-related group (“MS-DRG”). Our surgical hospitals generally focus on performing outpatient procedures and perform a relatively low number of Medicare inpatient cases.

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

Our surgical hospitals are subject to a separate Medicare payment system for outpatient services. Most outpatient services provided by surgical hospitals are classified into groups called Ambulatory Payment Classifications (“APCs”) that are reimbursed by Medicare under the OPPS. A Medicare payment rate has been established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. For calendar year 2016, CMS has finalized payment adjustments and policy updates that it estimates will result in a 0.3% reduction in payments for hospital outpatient services, reflecting a 2.4% market basket increase, a negative 0.5% productivity adjustment and a negative 0.2% adjustment required by the Health Reform Law, along with other policy changes, including a 2.0% reduction to address what CMS views as inflated payments in past calendar years for laboratory tests packaged with payments for hospital outpatient services.

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

Medicaid

Medicaid programs are jointly funded by Federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Payments from Medicaid constituted approximately 3% of our net patient revenues for the year-ended December 31, 2015.

Cost Reports

Because of our participation in the Medicare and Medicaid programs, we are required to meet certain financial reporting requirements. Federal and some state regulations require the submission by us and each of our seven surgical hospitals of annual cost reports stating the revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients at those hospitals.

These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. It generally takes years to settle audits of these cost reports. These audits are used for determining if any under- or over-payments were made under these programs, setting payment levels for future years and detecting fraud. Providers are required to make certain certifications with these cost report submissions, including that they are in compliance with law. Such certifications, if incorrect and submitted knowingly or recklessly, may result in FCA liability. While currently ASCs are not subject to federal cost reporting requirements, it is possible that such requirements, which could be costly for us, will be implemented by CMS in the future.

Third-Party Health Plans

In addition to paying professional fees directly to the physicians performing medical services, most third-party health plans also pay a facility fee to ASCs for the use of surgical facilities and reimburse surgical hospitals for the charges associated with the facilities and services that are provided by the hospitals to the third-party health plans’ beneficiaries. We receive a majority of our reimbursement from third-party health plans pursuant to written contracts between health plans and our facilities. These contracts generally require our surgical hospitals and ASCs to offer discounts from their established charges and prohibit us from billing the patient for any amount other than a specified co-payment or deductible.

In some cases, our facilities do not have written contracts prior to providing services, commonly known as “out-of-network” services. Third-party health plans have traditionally paid our out-of-network facilities a percentage of their charges. There has been a growing trend in recent years, however, for third-party health plans to implement out-of-network fee schedules, which are more comparable to our contracted rates. In addition, some states where we operate have laws which restrict “out-of-network” billing, and a few health plans have filed lawsuits claiming fraud and other wrongdoing on the part of ASCs that have engaged in certain out-of-network billing practices. We believe that where our facilities are out-of-network, our practices are appropriate, but we cannot guarantee that a health plan will not successfully challenge those practices, which could lead to lower revenues at the facility involved, as well as the payment of a significant damage award to the health plan.

Workers’ Compensation

Our facilities provide services to injured workers and receive payment from workers’ compensation plans pursuant to the various state workers’ compensation statutes. Historically, workers’ compensation plans have typically paid surgical facilities relatively higher rates than other third-party plans. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control, and in recent years, a number of states have implemented workers’ compensation fee schedules with rates generally lower than what our facilities have historically been paid for the same services. This trend has been exacerbated in some states by budget deficits and a perceived need to reduce expenditures. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

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

While we believe that our insurance policies are adequate in amount and coverage for our current and anticipated operations based on both management judgment and external benchmarks, we cannot ensure that the insurance coverage will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.  For some of our affiliated facilities, these insurance coverages are provided through another partner, such as a health system.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation and disposal of hazardous materials. We also regularly acquire ownership or operational interests in new facilities and properties, some of which may have had a history of commercial or other operations. We may incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites, abutters or other persons) and the off-site disposal of hazardous substances. We believe that we have been and are in substantial compliance with the terms of all applicable environmental laws and regulations and that we have no liabilities or obligations under environmental requirements that we would expect to have a material adverse effect on our business, results of operations or financial condition.

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

If we or our health system partners are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with commercial health plans, our revenues and profitability may decrease.

Payments from commercial health plans represented approximately 65% of our consolidated net patient revenues and 72% of our nonconsolidated net patient revenues for the year-ended December 31, 2015. We receive most of these payments from health plans that have contracts with our facilities. These health plans use a variety of methods for reimbursement depending on the insurance arrangement involved. These arrangements include preferred provider organizations, health maintenance organizations, as well as prepaid and discounted medical service packages, capitated (fixed fee) contracts, Medicare Advantage Plans and contracts with Independent Physician Associations. If we or our health system partners fail to enter into favorable contracts or to maintain satisfactory relationships and renew existing contracts on favorable terms with these health plans, our revenues and profitability may decrease. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with commercial health plans. For example, some of our competitors may negotiate exclusivity provisions with commercial health plans or otherwise restrict the ability of commercial health plans to contract with us or our health system partners. Moreover, these health plans are increasingly implementing cost containment measures, such as fixed fee schedules and reductions to reimbursement schedules, which may reduce our revenues and profitability now or in the future. Further, the trend toward consolidation among commercial health plans could increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of health insurance exchanges, commercial health plans may increasingly demand reduced fees. In addition, there is a growing trend for commercial health plans and employer-sponsored healthcare plans to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our surgical facilities. Because some commercial health plans rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from commercial health plans. Patient volumes could decrease if we or our health system partners are unable to enter into acceptable contracts with such health plans, which could lead to a material adverse effect on our business, prospects, results of operations and financial condition.

For the year-ended December 31, 2015, less than 10% of our net patient revenues was derived from providing “out-of-network” services, where payments to us come from payors with which our surgical facilities do not have contracts. In such cases, we generally charge patients a co-payment and submit claims to the payor, which typically have been paid at higher than comparable contracted rates. Some payors have filed lawsuits against ASCs over their out-of-network billing practices.  Moreover, there is a trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In such situations, we may be forced to choose between not providing services to out-of-network patients and accepting a payor contract with relatively low payment rates. In certain situations, we have seen an increase in case volume upon transitioning to in-network status, although we may experience an overall decrease in revenues due to the lower rates. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition to in-network status, or that when we decline to sign a payor contract we will see a sufficient increase in payment rates to compensate for the decrease in volume of cases resulting from being out-of-network.

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

Because we operate in multiple markets, each with a different competitive landscape, shifts within our payor mix or case mix may not be uniform across all of our affiliated facilities. Rather, these shifts may be concentrated within certain markets due to local competitive factors. Therefore, the results of our individual affiliated facilities, including facilities that are material to our results, may be volatile, which could result in a material adverse effect on our business, prospects, results of operations and financial condition.

Payments we receive from workers’ compensation programs are subject to reduction as states implement reduced fee schedules to address increased budgeting and economic challenges.

Payments from workers’ compensation payors represented approximately 9% of our net patient revenues for the year-ended December 31, 2015. Several states have recently considered or implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. Additionally, budgeting and economic challenges have caused some states to reduce the payments made to us under workers’ compensation programs. California, North Carolina, Alaska and Connecticut enacted legislation that reduced the reimbursement rate for patients receiving care through each state’s respective workers’ compensation program. If the trend of states adopting lower workers’ compensation fee schedules continues, or the budgeting and economic challenges faced by states continue, resulting in reductions to reimbursement rates, such occurrences could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our relationships with health systems are important to our growth strategy. If we are not able to maintain good relationships with these health systems, or enter into new relationships, we may be unable to implement our growth strategy successfully, which could adversely affect our profitability.

Our business depends in part upon the success of our health system partners and the strength of our relationships with those healthcare systems. Our business could be adversely affected by any damage to those health systems’ reputations or to our relationships with them, or as a result of an irreconcilable dispute with a health system partner. At December 31, 2015, we held ownership interests in 74 facilities in partnership with 35 different health systems. Our health system relationships include local health systems, regional health systems and national health systems. We enter into co-development agreements or have informal co-development arrangements with health systems in which we agree to jointly develop a network of surgical facilities in a defined geographic area. We expect our acquisition activity to continue with a focus on the creation of partnerships with health systems. If we are unable to develop and maintain good relationships with such health systems, maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems on favorable terms, or at all, we may be unable to implement our growth strategies successfully, and such a failure could adversely affect our profitability. In addition, we do not control many of the joint ventures we have with health systems because we do not have a majority stake in the joint venture or otherwise do not possess sufficient contractual rights to control the entity. Our failure to control such joint ventures may impair our ability to achieve the desired operating results from such joint ventures.

We depend on physician utilization of our facilities, which could decrease if we fail to maintain good relationships with physicians or due to other factors outside of our control.

Our business depends upon the efforts and success of the physicians who provide medical services at our facilities, and the strength of our relationships with these physicians. In almost all cases, these physicians are not employees of SCA or our facilities and are generally not contractually required to use our facilities. We typically do not have contracts with physicians who use our facilities, other than partnership and operating agreements with physicians who own interests in our facilities, provider agreements with physicians who provide anesthesiology services in our surgical facilities and independent contractor agreements with physicians who provide certain limited services to the facilities, such as medical director services. Physicians who use our surgical facilities usually also use other surgery centers or hospitals. Due to technological advances, physicians may also choose to perform procedures that might otherwise be performed at our surgical facilities in their own offices, such as pain management procedures, endoscopies and cataract removals. Although many physicians who own an interest in our facilities are subject to agreements restricting them from having an ownership interest in competing facilities, these agreements do not restrict physicians from performing procedures at other facilities. Also, these agreements restricting ownership of competing facilities can be difficult to enforce, and we may be unsuccessful in preventing physicians who own an interest in our facilities from acquiring an interest in a competing facility.

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

We depend on the quality of care provided by the physicians who provide medical services at our facilities.

Our business depends in part on the quality of care provided by the physicians who provide medical services at our facilities. While those physicians are independent contractors and not employed by us or our facilities and maintain their own liability insurance coverage, the failure of particular groups of physicians who utilize our facilities to provide quality medical care or to otherwise adhere to professional guidelines at our surgical facilities, or any damage to the reputation of a particular group of physicians with whom we are affiliated, could also damage our reputation, subject us to liability and significantly reduce our revenues.

Physician treatment methodologies and governmental or commercial health insurance controls designed to reduce the number of surgical procedures may reduce our revenues and profitability.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid, employer-sponsored healthcare plans and commercial health plans designed to reduce surgical volumes, in some instances referred to as “utilization review,” could adversely affect our facilities. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees may reduce our revenues and profitability. Additionally, trends in physician treatment protocols and commercial health insurance plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes in favor of lower intensity and lower cost treatment methodologies, each of which could, in turn, have a material adverse effect on our business, prospects, results of operations and financial condition.

If we are unable to attract new physician investors and to acquire and develop additional surgical facilities on favorable terms, our future growth could be limited.

We believe that an important component of our financial performance and growth is our ability to provide physicians who use our facilities with the opportunity to purchase ownership interests in our facilities. We may not be successful in attracting new physician investment in our surgical facilities, and that failure could result in a reduction in the quality, efficiency and profitability of our facilities. Based on competitive factors and market conditions, physicians may be able to negotiate relatively higher levels of equity ownership in our facilities, consequently limiting or reducing our share of the profits from these facilities. In addition, physician ownership in our facilities is subject to certain regulatory restrictions, see “—Risks Related to Healthcare Regulation —The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute and similar federal and state laws, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues” and “—Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

In addition, our growth strategy includes the acquisition of existing surgical facilities and the development of new surgical facilities jointly with local physicians and, in some cases, health systems and other strategic partners. From January 1, 2010 to December 31, 2015, we acquired controlling interests in 46 consolidated facilities, one of which was a de novo facility, and noncontrolling interests in 48 facilities accounted for as equity method investments, two of which were de novo facilities. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition and development opportunities, or to complete acquisitions and new projects in a timely manner and on favorable terms. Our acquisition and development activities require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state certificate of need programs and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates.

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

Our operations are dependent on the efforts, abilities and experience of our management and clinical personnel, particularly nurses. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the year-ended December 31, 2015, our salary and benefit expenses represented 33.4% of our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consist of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our annual Consumer Price Index market basket update, net of productivity and other adjustments, from Medicare, our results of operations and cash flows will likely be adversely affected. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts, and any union activity at our facilities that may occur in the future could contribute to increased labor costs. Although none of our teammates are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We face intense competition for patients, physicians, strategic relationships and commercial health plan contracts.

The healthcare business is highly competitive, and each of the individual geographic areas in which we operate has a different competitive landscape. In each of our markets we compete with other healthcare providers for patients and in contracting with commercial health plans. In addition, because the number of physicians available to utilize and invest in our facilities is finite, we face intense competition from other surgery centers, hospitals, health systems and other healthcare providers in recruiting physicians to utilize and invest in our facilities. We are in competition with other ASCs, hospitals and healthcare systems in the communities we serve to attract patients and provide them with the care they need. There are hospitals and health systems that compete with us in each market in which we operate, and many of them have more established relationships with physicians and payors than we do. To the extent that a majority of physicians within an individual community or market decide to partner with a competing surgery center, hospital or health system and not with us, our affiliated facility in such community may become unprofitable and the value of this asset may decrease, even drastically. In addition, other companies are currently in the same or similar business of developing, acquiring and operating surgical facilities, or may decide to enter this business. We also compete with some of these companies for entry into strategic relationships with health systems and physicians. Moreover, many physicians develop surgical facilities without a corporate partner, using consultants who perform services that we often perform for a fee and who do not take an equity interest in the ongoing operations of the facility. As a result of the differing competitive factors within the markets in which we operate, the individual results of our facilities may be volatile. If we are unable to compete effectively with any of these entities or groups, or to attract a sufficient number of physicians to utilize or invest in our facilities, we may be unable to implement our business strategies successfully, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our facilities are subject to malpractice and related legal claims, and we could be required to pay significant damages in connection with those claims, which may not be covered by insurance.

In the ordinary course of business, our facilities are subject to legal actions alleging malpractice or related legal claims arising out of the treatment of patients. Many of these actions involve large monetary claims and significant defense costs.  While we generally do not employ the physicians who perform surgeries at our facilities, plaintiffs may claim that our facility is responsible for the alleged harm caused by the physician. In some cases, it may be difficult to control the level of risk in this area. For example, it is possible that our facilities could inadvertently purchase tainted or faulty products from ostensibly reputable suppliers. We maintain liability insurance in amounts that we believe are appropriate for our operations, including professional and general liability insurance that generally provides coverage on a claims-made basis of $1.0 million per occurrence and $3.0 million in annual aggregate coverage per surgical facility. We also maintain umbrella liability insurance in the aggregate amount of $10.0 million and excess liability insurance in the aggregate amount of $15.0 million. See “Business — Operational Risks and Insurance” for additional information regarding our insurance coverage. However, this insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance.  Some of our facilities are covered by insurance policies we do not procure. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In addition, the conditions of the U.S. economy have adversely affected and could continue to adversely affect the budgets of individual states and the Federal government, which has resulted in and could continue to result in attempts to reduce payments made to us by Federal and state government healthcare programs, including Medicare, military services, Medicaid and workers’ compensation programs, a reduction in the scope of services covered by those programs and an increase in taxes and assessments on our activities. In the past, the Federal government has entered a shutdown that suspended services deemed non-essential as a result of a failure by Congress to enact regular appropriations. A prolonged shutdown in the future could cause significant regulatory delays, including delays in our ability to obtain Medicare billing numbers or achieve Medicare certification for new facilities. Furthermore, if the Federal government debt incurrence ceiling expires and is not raised by Congress, the Federal government could default on its debts. A prolonged shutdown or a failure to raise the debt ceiling would negatively affect the U.S. economy and could have a material adverse effect on the healthcare industry, our business, results of operations or financial condition.

Many of our facilities are concentrated in certain states, which makes us particularly sensitive to regulatory, economic, environmental and other conditions in those states.

Our revenues are particularly sensitive to regulatory, economic and other conditions in certain states where we have a greater concentration of facilities. For the year-ended December 31, 2015, our facilities located in Texas, California and North Carolina represented approximately 16%, 12% and 11%, respectively, of our net patient revenues. Additionally, facilities located in each of Florida and Idaho represented in excess of 5% of our net patient revenues for the year-ended December 31, 2015. Of our 68 nonconsolidated facilities accounted for as equity method investments, as of December 31, 2015, 30 of these facilities were located in California and 14 of these facilities were located in Indiana. If there were an adverse regulatory, economic, environmental or other development in any of the states in which we have a higher concentration of facilities, our case volumes could decline in these states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Some of our partnership agreements and LLC operating agreements have termination dates on which the agreement expires by its terms. In some cases, termination dates are required under the applicable state law governing the form of entity. In these situations we would attempt to negotiate an amendment to the agreement to prevent such termination if we wish to continue the business. Any such amendment could also require us to renegotiate material terms of the agreements with our physician and health system partners. There is no guarantee that we will be able to renegotiate these agreements on terms that are favorable or satisfactory to us or at all. If we are unable to amend or renew our agreements on terms that are satisfactory to us or at all, this could have a material adverse effect on our business, prospects, results of operations and financial condition.

Certain of our partnership and operating agreements contain provisions giving rights to our partners and other members that may be adverse to our interests.

Certain of the agreements governing the partnerships and LLCs through which we own and operate our facilities contain provisions that give our partners or other members’ rights that may, in certain circumstances, be adverse to our interests. These rights include, but are not limited to, rights to purchase our interest in the partnership or LLC, rights to require us to purchase the interests of our partners or other members, or rights requiring the consent of our partners and other members prior to our transferring our ownership interest in a facility or prior to a change in control of us or certain of our subsidiaries. With respect to these purchase rights, the agreements generally include a specified formula or methodology to determine the applicable purchase price, which may or may not reflect fair market value.

In one case, two agreements governing six facilities that we co-own with Sutter Health give Sutter Health the absolute right to purchase our proportionate interest in the facilities after the passage of a certain amount of time. The first of these rights will arise in 2018. The purchase price of our interest will be the fair market value as determined by an independent appraisal. The other agreement gives Sutter Health an ongoing right to purchase our proportionate interest in one facility after the expiration of seven years following the commencement of operations of the center. There are an additional two agreements governing four facilities co-owned with Sutter Health under which Sutter Health has the right to purchase up to 10% of our ownership interest in one facility and up to 10% of our ownership interest in our joint venture entity that owns one facility, also at fair market value. Although the stated purchase price for these acquisitions is fair market value, the purchase of our interests by our partner will prevent us from continuing to recognize ongoing profits from owning these facilities, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

If we acquire or develop additional facilities, we may experience difficulty in retaining or integrating their operations, key physicians, systems and personnel. In some acquisitions, we may have to renegotiate, or risk losing, one or more of the facility’s commercial health plan contracts. We may also be unable to immediately collect the accounts receivable of an acquired facility while we align the payors’ payment systems and accounts with our own systems. Certain transactions can require licensure changes which, in turn, result in disruptions in payment for services. Moreover, the integration of acquired facilities may result in the diversion of our management’s time from our existing operations.

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

In developing new facilities, we may be unable to attract physicians to use our facilities or to enter into favorable contracts with commercial health plans. In addition, newly developed facilities typically incur net losses during the initial periods of operation and, unless and until their caseloads grow, they generally experience lower total revenues and operating margins than established facilities. Integrating a new facility can be expensive and time consuming and could disrupt our ongoing business and distract our management and other key teammates.

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

We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2015 and 2014 represented approximately 13.1% and 10.4% of our accounts receivable balance, respectively.

Due to the difficulty in assessing future trends, including the effects of changes in economic conditions, we could be required to increase our provision for doubtful accounts. An increase in the amount of patient receivables or a deterioration in the collectability of these accounts could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our senior management has been key to our growth and success, and we may be adversely affected if we lose their services and are unable to replace them.

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

We rely on a significant stockholder of ours.

We have in recent years depended on our relationship with TPG, a significant stockholder of ours, to help guide our business plan, and we continue to rely on TPG’s significant expertise in financial matters. This expertise has been available to us, in part, through the representatives TPG has on our board of directors. TPG currently has the ability to appoint a majority of the seats on our board of directors and has appointed four of our nine current directors. In the future, TPG may elect to continue to reduce its ownership in our company and reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2015, we had approximately $806.0 million of indebtedness (excluding capital leases), which includes $461.6 million under our credit facilities and $250.0 million of senior notes. We also have $230.8 million of unused commitments under our revolving credit facility. At December 31, 2015, we had approximately $4.2 million in letters of credit outstanding.

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

Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition. Furthermore, our interest expense could increase if interest rates increase because a portion of our debt under our credit facilities bears interest at floating rates, which could adversely affect our cash flows. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, the credit agreement governing our credit facilities and the indenture governing our senior notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. Utilization of the revolving credit facility in an amount in excess of $15.0 million is subject to compliance with a total leverage ratio test. In addition, our credit facilities require prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. Finally, our credit facilities require the repayment in full of all amounts outstanding thereunder upon a change of control, as defined therein, and the indenture governing our senior notes requires us upon a change of control, as defined therein, to make an offer to repurchase all of the outstanding senior notes.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the indenture governing our senior notes and the credit agreement governing our credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.

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

The terms of our credit facilities and the indenture governing our senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facilities and the indenture governing our senior notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.

The credit agreement governing our credit facilities and the indenture governing our senior notes include covenants restricting, among other things, our ability to:

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

The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. In addition, the outstanding indebtedness under our credit facilities is, subject to certain exceptions, secured by security interests in substantially all of our, SCA’s and the other Guarantors’ (as defined herein) assets. A breach of any of the restrictive covenants in the credit agreement governing the credit facilities would result in a default, and our lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce and foreclose on their security interest and liquidate some or all of such pledged assets, any of which would result in a default under the indenture governing our senior notes. The lenders under our credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

We are exposed to market risk related to interest rate changes.

We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our credit facilities, including our $446.6 million term loan due March 17, 2022 and $15.0 million of our revolving credit facility. The interest rates on the term loan and the revolving credit facility at December 31, 2015 were 4.25% and 2.25%, respectively. The weighted average interest rate for the outstanding debt under our credit facilities as of December 31, 2015 was 4.19%. Borrowings under each portion of the credit facilities bear interest at a base rate or at LIBOR, as elected by us, plus an applicable margin. The base rate is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. (ii) the federal funds effective rate plus 0.50% and (iii) a LIBOR rate plus 1.00% (provided that, with respect to the term loan facility, in no event will the base rate be deemed to be less than 2.00%) or (2) an adjusted LIBOR rate (provided that, with respect to the term loan facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%), plus in either case an applicable margin. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. There is no cap on the maximum interest rate for the credit facilities. As of December 31, 2015, we held forward starting interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt to manage our exposure to these fluctuations. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin to accrue interest until a future start date, extend the interest rate swaps that we terminated in 2012 and 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

We make significant loans to the partnerships and LLCs that own and operate certain of our facilities.

For certain of our facilities, indebtedness at the partnership or LLC level is funded through intercompany loans that we provide. Through many of these loans, which totaled approximately $37.0 million to 19 facilities as of December 31, 2015, we have a security interest in the partnership’s or LLC’s assets. However, our business, prospects, financial condition and results of operations could be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We are liable for certain debts and other obligations of the partnerships and limited liability companies that own and operate certain of our facilities.

In certain of the general partnerships, LPs, LLPs or LLCs in which one of our affiliates is the general partner or managing member, our affiliate is liable for some or all of the debts and other obligations of the entity. Our partners or co-members are often required to guarantee their pro rata share of any indebtedness or lease agreements to which the entity is a party in proportion to their ownership interest in the entity. As of December 31, 2015, we guaranteed a total of $89.1 million of debt, consisting of $82.3 million at consolidated facilities and $6.8 million in the aggregate at nonconsolidated and managed-only facilities. For more information regarding guarantees made to nonconsolidated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Transactions.” There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the general partnership, LP, LLP or LLC if there is a default, or that the physician partners or co-members would have sufficient assets to satisfy their guarantee obligations.

We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our balance sheet at December 31, 2015 contained intangible assets, including goodwill, of $1,177.8 million. Future acquisitions that result in the recognition of additional long-lived and intangible assets would cause an increase in these types of assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any potential impairment to the carrying value of these assets could exist. Estimates of the future cash flows associated with the assets are critical to the impairment assessments. Changes in estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on our business, prospects, results of operations and financial condition.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the past several years, numerous large cyber-attacks have affected participants in the healthcare industry.  A failure in or breach of our operational or information security systems as a result of internal or external cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses that could exceed the amount of the insurance available to cover such losses. As a result, cyber security and the continued development and enhancement of the controls, training and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us, and as in many large healthcare organizations, are consuming an increasing amount of resources. As information security threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security issues.

Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity.

As of December 31, 2015, we reported a federal net operating loss (“NOL”) carryforward of $223.5 million, and an associated deferred tax asset of $77.0 million.  Such NOL carryforwards expire in various amounts at varying times beginning in 2027.  The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate.  There can be no assurance that we will have sufficient taxable income, if any, in future years to use the NOL carryforwards before they expire.  If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.

Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future.  Federal and state tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended.  Generally, an ownership change occurs if the percentage of the value of the stock that is owned in the aggregate by our direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during any three-year testing period.  Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.”  In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.”  If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us and cause us to pay U.S. federal income taxes earlier than we otherwise would, adversely affecting our future cash flow.  The write off of NOL carryforward tax benefits would also negatively affect our net earnings and reduce stockholders’ equity.

Our facilities may be adversely impacted by weather and other environmental factors beyond our control.

The financial results of our facilities may be adversely impacted by adverse weather conditions, such as tornadoes, winter storms, earthquakes and hurricanes, or other environmental factors beyond our control, such as wildfires. These weather conditions or other factors could damage our property, disrupt patient scheduling, displace our patients, teammates and physician partners and force certain of our facilities to close temporarily or for an extended period of time. In certain markets, including but not limited to Southern and Northern California, we have a large concentration of facilities that may be simultaneously affected by adverse weather conditions, earthquakes, wildfires or other events beyond our control.

Risks Related to Healthcare Regulation

We are unable to predict the long-term impact of the Health Reform Law, which represents a significant change to the healthcare industry.

The Health Reform Law has changed and continues to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs tying reimbursement to quality and clinical integration. The Health Reform Law also reforms certain aspects of health insurance, quality of care and fraud and abuse enforcement. For additional information regarding the effects of the Health Reform Law, see “Business – Government Regulation.”  The expansion of health insurance coverage under the Health Reform Law may result in increased patient volume for certain procedures at our facilities and our facilities may benefit from Health Reform Law initiatives that create possible sources of additional revenue.  However, any positive effects of the Health Reform Law may be offset by provisions that are intended to reduce growth in healthcare expenditures.
Substantial uncertainty still remains regarding the net effect of the Health Reform Law on our business because the long-term impact of a number of factors, including the following, remains unclear:

•	the responses of individuals, businesses and other market participants to the evolving choices and obligations under the Health Reform Law;
•	the states’ decisions whether to implement the Medicaid expansion provisions of the Health Reform Law, and under what terms;
•	the possibility of delays and complications in the implementation of the Health Reform Law;
•	the effect of value-based purchasing and other quality programs established under the Health Reform Law;
•	the scope and nature of changes to Medicare reimbursement methods and programs, including ACOs, bundled payment programs and other coordinated care models;
•	our ability to participate in health insurance plans offered through the Health Insurance Marketplaces and the terms of our participation;
•	the net effect of reductions in federal healthcare program spending under the Health Reform Law;
•	the resolution of new and ongoing legal challenges to the Health Reform Law; and
•	the continuing possibility of amendments to or repeal of the Health Reform Law.

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

If we fail or have failed to comply with applicable laws and regulations, we could be subject to administrative, civil or criminal penalties, cease and desist orders, forfeiture of amounts owed and recoupment of amounts paid to us by governmental agencies or commercial health plans, loss of licenses necessary to operate and disqualification from Medicare, Medicaid and other government-sponsored healthcare programs.

At approximately 30 of our facilities (all of which are either nonconsolidated or managed-only facilities), our health system partner or another partner is responsible for the regulatory compliance program, and we do not control or provide input into the compliance program at the facility. However, if there are failures in compliance or regulatory violations at those facilities, such failures or violations could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements. Any of these factors could adversely affect the level and timing of payments to our surgical facilities. For the year-ended December 31, 2015, payments from Medicare and Medicaid represented approximately 19% and 3% of our net patient revenues, respectively.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning April 1, 2013. These spending reductions have been extended through federal fiscal year 2025. We cannot predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. Changes in the law to end or restructure sequestration may cause greater spending reductions than required by the BCA.

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

Many states must operate with balanced budgets, and the Medicaid program is often the largest budget expenditure for many states.  Because of economic conditions and other factors, numerous states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs, reducing the number of Medicaid beneficiaries by implementing more stringent eligibility requirements and imposing additional taxes or assessments on ASCs and hospitals to help finance or expand their Medicaid systems.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental programs are reduced, if the scope of services covered by governmental programs is limited, or if states impose additional taxes on our facilities there could be, in any such case, a material adverse effect on our business, prospects, results of operations and financial condition.

The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.

The Anti-Kickback Statute knowingly and willfully offering, paying, soliciting or receiving any remuneration in return for, or to induce, referrals of items or services reimbursable by a federal healthcare program. The Anti-Kickback Statute is broad in scope and the applicability of its provisions to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, as well as exclusion from participation in the Medicare and Medicaid programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws similar to the Anti-Kickback Statute that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state. For additional information regarding the Anti-Kickback Statute, see “Business – Government Regulation.”

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

In November 1999, HHS issued regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interest in ASCs. The ASC safe harbor protects four types of investment arrangements: (1) surgeon-owned ASCs; (2) single-specialty ASCs; (3) multi-specialty ASCs; and (4) hospital/physician ASCs. Each category has its own requirements regarding what type of physician may be an investor in the ASC. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the ASC or its investors. Our business arrangements with our ASCs typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the ASC, in addition to providing management and other services to the center. Therefore, our business arrangements with our centers are unlikely to qualify for “safe harbor” protection and are not immune from government review or prosecution under the Anti-Kickback Statute.

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

The Stark Law prohibits a physician from making a referral to an entity for the furnishing of certain “designated health services” otherwise payable under Medicare if the physician or a member of the physician’s immediate family has a financial relationship with the entity, such as an ownership interest or compensation arrangement, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare from billing the Medicare program for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. For additional information regarding the Stark Law, see “Business – Government Regulation.”

CMS has promulgated regulations implementing the Stark Law. These regulations exclude services provided by an ASC from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law generally does not apply to services provided by an ASC. However, if the ASC is separately billing Medicare for designated health services that are not covered under the ASC’s composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark Law may apply.

We believe that our operations do not violate the Stark Law, as currently interpreted. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. We believe our arrangements with physicians for implants meet the requirements of this special exception.

In addition, we believe that physician ownership of ASCs is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Moreover, the Stark Law applies to our seven surgical hospitals. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Federal law restricts the ability of our surgical hospitals to expand surgical capacity.

The Stark Law includes an exception commonly known as the “whole hospital exception” that permits physicians to refer Medicare patients to hospitals in which they have an ownership interest if certain requirements are met. However, the Health Reform Law dramatically curtailed the whole hospital exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to any of our seven surgical hospitals with physician ownership, each of which had a Medicare provider agreement in place prior to December 31, 2010 and is therefore able to continue operating with its existing ownership structure. However, the Health Reform Law prohibits “grandfathered” hospitals from increasing their percentage of physician ownership, and it limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms, subject to limited exceptions.

In light of the Health Reform Law’s restrictions on the whole hospital exception and limited interpretive guidance, it may be difficult for us to determine how the exception will apply to specific situations that may arise with our surgical hospitals. If any of our surgical hospitals fail to comply with the whole hospital exception, those hospitals could be found to be in violation of the Stark Law, and we could incur significant financial or other penalties.

Companies within the healthcare industry continue to be the subject of federal and state audits, investigations and lawsuits, and we may be subject to such audits, investigations and lawsuits, including actions for false and other improper claims.

Federal and state government agencies, as well as commercial health plans, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; medical necessity of services provided; and classification of the level of care provided, including proper classification of inpatient admissions, observation services and outpatient care. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from federal healthcare programs. Claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the Federal government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances, including claiming payment for unnecessary services if the claimant merely should have known the services were unnecessary and claiming payment for low-quality services if the claimant should have known that the care was substandard. In addition, a violation of the Stark Law or the Anti-Kickback Statute can result in liability under the FCA.

Over the past several years, the Federal government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the Federal government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violations of the FCA can result in awards of damages equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  The Bipartisan Budget Act of 2015 requires these penalty amounts to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the Consumer Price Index. Because our facilities perform hundreds or thousands of similar procedures each year for which they are paid by Medicare, and since the statute of limitations for such claims extends for six years under normal circumstances (and possibly as long as ten years in the event of failure to discover material facts), a repetitive billing error or cost reporting error could result in significant, material repayments and civil or criminal penalties. Similarly, allegations of FCA violations premised on noncompliance with the Anti-Kickback Statute, particularly regarding the ownership or investment structure of a facility, could implicate all or substantially all of the claims made by a facility, potentially resulting in significant repayments, civil or criminal penalties and reputational damage.

Under the “qui tam,” or whistleblower, provisions of the FCA, private parties may bring actions on behalf of the Federal government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. These qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the Federal government and the presiding court. It is possible that qui tam lawsuits have been filed against us and that we are unaware of such filings. Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years; thus, the risk that we will have to defend a false claims action, pay significant fines or be excluded from the federal healthcare programs has increased. In addition, under the Health Reform Law, if we receive an overpayment, we must report and refund the overpayment before the later of 60 days after the overpayment was identified or the date any corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the FCA. Although we believe that our operations comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are also subject to various state laws and regulations, as well as contractual provisions with commercial health plans that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our facilities are in material compliance with all such laws, regulations and contractual provisions regarding the submission of claims. We cannot be sure, however, that none of our facilities’ claims will ever be challenged. If we were found to be in violation of a state’s laws or regulations, or of a commercial health plan contract, we could be forced to discontinue the violative practice and be subject to recoupment actions, fines and criminal penalties, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

All payors are increasingly conducting post-payment audits. For example, CMS has implemented the RAC program, involving Medicare claims audits nationwide. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expanded the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. We are regularly subject to these external audits and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of program payment or other governmental sanctions.

To participate in and receive payment from the Medicare program, our facilities must comply with regulations promulgated by CMS. These regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth specific requirements with respect to a facility’s physical plant, equipment, personnel and standards of medical care. All of our ASCs and surgical hospitals are certified to participate in the Medicare program. As such, these facilities are subject to unannounced, on-site surveys by state agencies working on behalf of CMS. Under the ASC survey process, the surveyors are becoming more familiar with expanded interpretive guidance and the updated ASC conditions for coverage, which may lead to an increased number of deficiency citations requiring remedy with appropriate action plans. Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination from participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions and respond to surveys, but we cannot be sure that our facilities are or will always remain in full compliance with the requirements.

We are subject to various laws governing the privacy and security of health information, including federal privacy regulations enacted under HIPAA, and ensuring continued compliance with these laws could require us to expend significant resources and capital, impair our profitability and limit our ability to grow our business.

HIPAA is a federal law that, among other things, mandated the adoption of privacy, security and integrity standards related to patient information. Numerous federal regulations have been adopted under the law. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in substantial compliance with those regulations. These actions include the establishment of policies and procedures, teammate training, identifying “business associates” with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

Other federal regulations adopted under HIPAA require our facilities to conduct certain standardized healthcare transactions, including billing and other claim transactions. We have undertaken significant efforts involving substantial time and expense to ensure that our surgical facilities and hospitals submit HIPAA-compliant transactions. We anticipate that continued time and expense will be required to submit HIPAA-compliant transactions and to ensure that any newly acquired facilities can submit HIPAA-compliant transactions.

In addition, compliance with the HIPAA security regulations requires ASCs, hospitals and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected healthcare information maintained, used and disclosed in electronic form. We have taken actions in an effort to be in compliance with these regulations and believe that we are in substantial compliance with the HIPAA security regulations. Despite our efforts to comply with the HIPAA security regulations, we may still be the subject of a cyber-attack or other event that causes an information security breach, as has affected numerous large companies, including companies in the healthcare industry.  A cyber-attack that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with significant fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. For additional information regarding the risks related to management and security of our information systems, see “Risks Related to Our Business — If we are unable to manage and secure our information systems effectively, our operations could be disrupted.”

HIPAA also requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, with civil penalties of up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. In addition, state attorneys general may bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  Further, HHS is required to perform HIPAA compliance audits.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. These laws vary and may impose additional obligations or penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved). In addition, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes could impose additional requirements on us and more severe penalties for disclosures of confidential health information. If we fail to comply with HIPAA or similar state laws, or if we are found to be responsible for the noncompliance of our vendors, we could incur substantial monetary penalties, as well as third-party claims and significant reputational damage.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, eligible hospitals and healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare.  In addition, although the incentive payment program does not apply to ASCs, we have not yet determined an EHR solution for our surgery center facilities. A requirement that surgery centers adopt and meaningfully use EHR technology could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

If we fail to effectively transition to the ICD-10 coding system, our operations could be adversely affected.

Health plans and providers, including our facilities, were required to transition by October 1, 2015 to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. This transition continues to require significant investment in coding technology and software, and training of staff involved in the coding and billing process. To date, the ICD-10 conversion has not had a significant impact on cash collections and net patient revenue achievement. However, these transition costs, in addition to implementation difficulties faced by other providers, payors and their business partners, could result in significant disruption or delays in payment, which could have an adverse effect on our results of operations.

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

If antitrust enforcement authorities conclude that our market share in any particular market is too concentrated, that our or our health system partners’ commercial health plan contract negotiating practices are illegal, or that we otherwise violate antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, prospects, results of operations and financial condition.

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry, particularly involving large health systems like those with which we partner, is currently a priority of the FTC, the DOJ and the Attorneys General in certain states. We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Pursuant to our Stockholders’ Agreement with TPG FOF V-A, L.P., TPG FOF V-B, L.P. and TPG Partners V, L.P. (collectively, the “TPG Funds”), dated November 4, 2013 (as amended to date, the “Stockholders’ Agreement”), so long as TPG collectively owns at least 50% of the 23,940,916 shares of our common stock that were held by TPG at the closing of our initial public offering (the “Post-IPO Shares”), TPG has the right to designate for nomination a majority of the seats on our board of directors. Our board of directors is currently comprised of nine directors. TPG has designated for nomination four of our directors and has the right to request that we increase the size of our board to eleven directors and to fill such vacancies with directors designated by TPG. The following four directors were designated for nomination by TPG and currently serve on our board: Todd B. Sisitsky, a TPG Partner, Jeffrey K. Rhodes, a TPG Partner, and Thomas C. Geiser and Sharad Mansukani, M.D., each of whom provide consulting services to TPG. When TPG owns less than 50%, but at least 30%, of the Post-IPO Shares, TPG will be entitled to designate for nomination three directors to our board. When TPG owns less than 30%, but at least 10%, of the Post-IPO Shares, TPG will be entitled to designate for nomination two directors to our board. Thereafter, TPG will be entitled to designate for nomination one director so long as TPG collectively owns at least 3% of the Post-IPO Shares. In the event that our board of directors is increased or decreased in size at any time, the nomination rights afforded to TPG will be proportionately adjusted, rounded up to the nearest whole person. TPG currently owns approximately 50.8% of the Post-IPO Shares. Accordingly, TPG continues to have the right to designate for nomination a majority of our directors.

Additionally, so long as TPG collectively continues to hold a significant percentage of our outstanding shares of common stock, TPG will have the ability to significantly influence, by voting against such items, the approval by our stockholders of any amendment to our Certificate of Incorporation or By-Laws, as well as certain business combination transactions, which items require approval by 66 2⁄3% of our outstanding shares of common stock. Further, TPG will have the ability to significantly influence the vote in an election of directors to serve on our board of directors and the outcome of other actions that require the vote of our stockholders.  TPG currently owns approximately 30.6% of our outstanding shares of common stock.

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

On April 1, 2015, certain existing stockholders of the Company (the "Selling Stockholders"), including certain affiliates of TPG

Global, LLC and certain directors and officers of the Company, sold 8,050,000 shares of our common stock in an underwritten public offering at a price of $33.25 per share. The Company did not sell any shares of common stock in the offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. As a result, on April 1, 2015, we ceased to be a “controlled company” within the meaning of the NASDAQ Stock Market listing rules because TPG no longer controlled a majority of the voting power of our outstanding common stock.

On December 31, 2015, we ceased to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and therefore the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

On December 31, 2015, we became a “large accelerated filer” (as defined under the federal securities laws) and thereby ceased to be an “emerging growth company” under the JOBS Act. Accordingly, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an “emerging growth company” and, as a result, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with these requirements, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), full disclosure obligations regarding executive compensation in our proxy statements and the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.”

At the time of our initial public offering in 2013, we irrevocably elected not to take advantage of Section 107 of the JOBS Act which provides an “emerging growth company” with an extended transition period for complying with new or revised financial accounting standards.  Accordingly, we have complied with new or revised financial accounting standards on the relevant dates on which adoption of such standards was required for non-emerging growth companies.

Some provisions of Delaware law and our governing documents could discourage a takeover that stockholders may consider favorable.

In addition to TPG’s ownership of a significant percentage of our common stock, Delaware law and provisions contained in our Certificate of Incorporation and By-Laws could have the effect of delaying, deferring or preventing a change of control of us. A change of control could be proposed in the form of a tender offer or takeover proposal that might result in a premium over the market price for our common stock. In addition, these provisions could make it more difficult to bring about a change in the composition of our board of directors, which could result in entrenchment of current management. For example, our Certificate of Incorporation and By-Laws:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	require that the number of directors be determined, and any vacancy or new board seat be filled, only by the board of directors;
•	do not permit stockholders to act by written consent;
•	do not permit stockholders to call a special meeting;
•	require a 66 2/3% vote of all outstanding shares entitled to vote generally in the election of directors in order to amend certain provisions in the Certificate of Incorporation and By-Laws;
•	provide that our directors may be removed only for cause by the affirmative vote of at least 66 2/3% of our outstanding shares entitled to vote generally in the election of directors;
•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, by our board of directors without stockholder approval; and
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

We may issue securities that could dilute the net tangible book value of our shares.

We have a large number of outstanding stock options to purchase common stock with exercise prices that are below the net tangible book value of our common stock. Additionally, as of December 31, 2015, there were 641,506 shares issuable upon settlement of outstanding RSUs. To the extent that these stock options are exercised, or RSUs are settled in shares of our common stock, investors may experience dilution in the net tangible book value of shares of our common stock.

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

Furthermore, the stock market has on occasion experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at a price significantly below the price at which any stockholder purchased his or her shares.

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

If we decide to issue preferred equity or additional debt securities that may rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

As of December 31, 2015, we had approximately 39.7 million shares of common stock outstanding. Of these outstanding shares of common stock, all of the shares are freely tradable in the public market except for shares held by our affiliates, which may be sold by into the public market from time to time subject to compliance with the limitations on sales by affiliates that are imposed by Rule 144 under the Securities Act (“Rule 144”).

In connection with our initial public offering, we entered into a registration rights agreement with TPG and certain members of our management and our board of directors, which provides the signatories thereto the right, under certain circumstances, to require us to register their shares of common stock under the Securities Act for sale into the public markets.

As of December 31, 2015, we had approximately 1.4 million shares issuable upon the exercise of outstanding vested stock options under our equity incentive plans, approximately 1.0 million shares subject to outstanding unvested stock options under our equity incentive plans, approximately 0.1 million shares issuable upon the settlement of vested RSUs, approximately 0.6 million shares issuable upon settlement of unvested RSUs, and approximately 1.0 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options or settlement of RSUs under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of shares of our common stock following the vesting of outstanding stock options or settlement of RSUs could cause the market price of our shares of common stock to decline.

Because we do not currently intend to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently intend to retain future earnings, if any, for future operation, expansion and debt repayment and do not intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facilities. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are a holding company with nominal net worth and no operations of our own, and we will depend on dividends and distributions from our subsidiaries to pay any dividends.

Surgical Care Affiliates, Inc. is a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our direct operating subsidiary, SCA. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries, including from SCA. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See “— Risks Related to our Business — The terms of our credit facilities may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions” for additional information regarding the limitations currently imposed by our credit facilities. In addition, our subsidiaries, including our direct operating subsidiary, SCA, are separate and distinct legal entities and have no obligation to make any funds available to us.

If we fail to maintain effective disclosure controls or internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial and other public reports, which could negatively effect the trading price of our common stock.

Effective disclosure controls and internal control over financial reporting are intended to provide reasonable assurance regarding the accuracy and completeness of our financial and other reports. If we fail to maintain effective disclosure controls or internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial and other public reports, which could negatively effect the trading price of our common stock. In addition, if any testing conducted by us in accordance with Section 404 of the Sarbanes-Oxley Act or otherwise reveals deficiencies in our disclosure controls or internal control over financial reporting, or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which could require additional financial and management resources. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

There are inherent limitations on the effectiveness of disclosure controls and internal control over financial reporting.

There are inherent limitations on the effectiveness of disclosure controls and internal control over financial reporting. Effective control systems provide only reasonable, not absolute, assurance of financial statement accuracy and the safeguarding of assets, and may not prevent or detect all misstatements or loss of assets because of such inherent limitations, including the possibility of human error, circumvention of controls or fraud. Accordingly, we cannot be certain that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.

The requirements of being a public company are expensive and time-consuming and may strain our resources and distract our management, which could make it difficult to manage our business, particularly now that we are no longer an “emerging growth company” under the JOBS Act.

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

On December 31, 2015, we ceased to be an “emerging growth company” under the JOBS Act as more fully described in “Risks Related to Our Common Stock — On December 31, 2015, we ceased to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and therefore the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.” We are now subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an “emerging growth company”. We expect to incur additional expenses and devote increased management effort toward ensuring compliance with these additional disclosure requirements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in Deerfield, Illinois at 520 Lake Cook Road, Suites 250 and 255, where we currently lease approximately 7,526 square feet of space. This lease expires in March 2017. We also have corporate offices in Birmingham, Alabama, Irving, Texas, Pasadena, California and Stamford, Connecticut. Our Birmingham office is located at 569 Brookwood Village, Suite 901, where we currently lease approximately 47,870 square feet of space. This lease expires in March 2025. The disclosures concerning individual facilities and corporate offices on pages 13 through 19 of this Annual Report on Form 10-K are incorporated herein by reference. We believe these spaces are sufficient and adequate for our needs at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Surgical Care Affiliates Common Stock

Our common stock trades under the symbol “SCAI” on the NASDAQ Global Select Market.   The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2014:
First Quarter	$37.69	$28.95
Second Quarter	$32.18	$27.01
Third Quarter	$34.36	$26.56
Fourth Quarter	$34.00	$26.55
2015:
First Quarter	$36.60	$30.82
Second Quarter	$40.99	$33.86
Third Quarter	$40.44	$31.91
Fourth Quarter	$40.95	$27.88

As of February 15, 2016, there were 135 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The last reported sales price of Surgical Care Affiliates’ common stock as reported on the NASDAQ Global Select Market on February 19, 2016 was $41.96.

Dividends

Since our initial public offering we have not declared or paid a cash dividend on our common stock. We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Our credit agreement and the indenture governing our senior notes limit our ability to make certain "restricted payments," which include dividends and repurchases of our equity interests. Additionally, our ability to pay dividends in the future, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries.

Item 6. Selected Financial Data

	YEAR-ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(in millions, except facilities and per unit data in actual amounts)
Net operating revenues:
Net patient revenues	$971.4	$788.0	$731.6	$699.0	$675.3
Management fee revenues	61.0	58.9	40.5	17.8	11.3
Other revenues	19.1	17.8	13.6	9.6	7.5
Total net operating revenues	1,051.5	864.7	785.7	726.4	694.1
Equity in net income of nonconsolidated affiliates	49.9	32.6	23.4	16.8	22.2
Operating expenses:
Salaries and benefits	351.0	297.2	270.9	234.2	214.8
Supplies	221.4	177.9	170.2	164.8	155.7
Other operating expenses	161.9	124.9	127.7	112.8	110.9
Depreciation and amortization	66.2	52.7	41.5	40.0	38.6
Occupancy costs	36.5	29.4	25.5	25.3	25.2
Provision for doubtful accounts	17.2	14.1	14.2	12.7	14.1
Impairment of intangible and long-lived assets	0.6	0.6	—	0.4	—
Loss (gain) on disposal of assets	1.9	(0.2)	0.1	(0.3)	(0.8)
Total operating expenses	856.7	696.4	650.1	589.9	558.5
Operating income	244.7	200.9	158.9	153.2	157.8
Interest expense	42.1	32.8	60.2	58.6	55.9
HealthSouth option expense	11.7	—	—	—	—
Debt modification expense	5.0	—	—	—	—
Loss on extinguishment of debt	0.5	—	10.3	—	—
Interest income	(0.4)	(0.2)	(0.2)	(0.3)	(0.4)
(Gain) loss on sale of investments	(4.0)	(7.6)	12.3	7.1	(3.9)
Income from continuing operations before income taxes	189.6	175.9	76.2	87.8	106.2
(Benefit) provision for income taxes	(84.8)	9.4	12.3	8.5	19.9
Income from continuing operations (1)	274.4	166.5	63.9	79.3	86.3
Loss from discontinued operations, net of income tax expense	(0.8)	(9.4)	(9.3)	(4.9)	(2.8)
Net income	273.6	157.1	54.6	74.4	83.5
Less: Net income attributable to noncontrolling interests	(158.3)	(125.2)	(105.9)	(94.4)	(93.2)
Net income (loss) attributable to Surgical Care Affiliates	$115.3	$32.0	$(51.3)	$(20.0)	$(9.7)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.95	$1.07	$(1.33)	$(.50)	$(.24)
Discontinued operations attributable to Surgical Care Affiliates	$(.02)	$(.24)	$(.29)	$(.16)	$(.09)
Net income (loss) per share attributable to Surgical Care Affiliates	$2.93	$0.83	$(1.62)	$(.66)	$(.33)
Basic weighted average shares outstanding (in thousands) (2)	39,360	38,477	31,688	30,340	29,347
Distribution paid per share on September 16, 2013			$2.47
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.85	$1.03	$(1.33)	$(.50)	$(.24)
Discontinued operations attributable to Surgical Care Affiliates	$(.02)	$(.23)	$(.29)	$(.16)	$(.09)
Net income (loss) per share attributable to Surgical Care Affiliates	$2.83	$0.80	$(1.62)	$(.66)	$(.33)
Diluted weighted average shares outstanding (in thousands) (2)	40,734	39,958	31,688	30,340	29,347
Facilities (at period end):
Consolidated facilities	104	95	87	87	94
Equity method facilities	68	65	60	52	44
Managed-only facilities	21	26	30	8	4
Total facilities	193	186	177	147	142

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data (at period end):
Cash and cash equivalents	$79.3	$8.7	$85.8	$118.6	$71.2
Total current assets	314.9	237.5	234.0	267.4	215.0
Total assets (3)	2,007.8	1,647.4	1,422.5	1,412.1	1,356.5

Current portion of long-term debt	32.5	24.7	22.6	14.9	16.0
Total current liabilities	258.1	248.5	197.7	175.2	148.9
Long-term debt, net of current portion	858.0	665.1	648.8	774.0	768.7
Total liabilities (3)	1,192.1	1,065.0	984.6	1,070.4	1,030.6

Total Surgical Care Affiliates’ equity	382.3	243.3	205.7	147.5	170.3
Noncontrolling interests — non-redeemable	411.5	323.6	210.3	172.5	135.4
Total equity	793.7	567.0	416.0	320.0	305.7

Note: Totals above may not sum due to rounding.

(1)

Income (loss) from continuing operations attributable to Surgical Care Affiliates, which is income from continuing operations less net income attributable to noncontrolling interests, was $116.1 million, $41.3 million, $(42.0) million, $(15.1) million and $(6.9) million for years-ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)

Calculated based on number of shares of common stock and vested RSUs that would have been outstanding as of December 31, 2012 and 2011, assuming our conversion from a Delaware limited liability company to a Delaware corporation.

(3)

Our consolidated assets as of December 31, 2015, December 31, 2014 and December 31, 2013 include total assets of a VIE of $167.8 million, $117.5 million and $49.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2015, December 31, 2014 and December 31, 2013 include total liabilities of the VIE of $41.0 million, $23.8 million and $12.2 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.0 million, $3.4 million and $4.0 million of debt guaranteed by us at December 31, 2015, 2014 and 2013, respectively.

(4)	Year over year comparisons are impacted by acquisitions as discussed in Note 2 to the consolidated financial statements included herein.

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

OVERVIEW

We are a leading national provider of solutions to physicians, health plans and health systems to optimize surgical care. We operate one of the largest networks of outpatient surgery facilities in the United States. For a minimal portion of the periods covered by our financial statements in this Annual Report on Form 10-K, we were a Delaware limited liability company that was formed with a focus on developing and operating a network of multi-specialty ASCs and surgical hospitals in the United States. However, on October 30, 2013, we converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation. As of December 31, 2015, we operated in 33 states and had an interest in and/or operated 185 freestanding ASCs, seven surgical hospitals and one sleep center.

Our business model is focused on building strategic relationships with physicians, health plans and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of December 31, 2015, we owned and operated facilities in partnership with approximately 2,800 physician partners.  We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

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

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with physicians, health plans and health systems, and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during 2015 to optimize our portfolio, by:

•

acquiring a controlling interest in sixteen ASCs and two surgical hospitals that we consolidate (three of these ASCs were previously equity method investments and did not increase our total facility count);

•

acquiring a noncontrolling interest in eight ASCs that we hold as equity method investments (three of these facilities were previously managed-only facilities and did not increase our total facility count);

•	deconsolidating one ASC (i.e., we entered into a transaction that required a change in accounting treatment of the facility from consolidated to equity method);
•	entering into an agreement to manage an ASC;
•	placing one de novo facility into operation that we accounted for as an equity method investment; and
•

closing six consolidated ASCs (one of which was combined with the operations of an existing facility), closing three nonconsolidated ASCs (two of which were combined with the operations of existing facilities), selling a consolidated ASC, selling a consolidated surgical hospital, selling our noncontrolling interest in one ASC that we now account for as a managed-only facility (this facility was previously an equity method investment and did not decrease our facility count) and terminating management agreements with four managed-only ASCs.

Our consolidated net operating revenues increased $186.8 million, or 21.6%, for the year-ended December 31, 2015 compared to the year-ended December 31, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 7.3% to $1,933 per case for the year-ended December 31, 2015 from $1,801 per case during the prior year, reflecting acquisitions of an interest in facilities with higher rates per case than the average of our consolidated facilities, as well as higher acuity case mix. The number of cases at our consolidated facilities increased to 502,660 cases during the year-ended December 31, 2015 from 437,654 cases during the year-ended December 31, 2014, due to acquisitions since December 31, 2014, as well as organic growth. Our number of consolidated facilities increased to 104 facilities as of December 31, 2015 from 95 facilities as of December 31, 2014.

We do not consolidate 68 of the facilities affiliated with us because we do not hold a controlling interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues generated at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the year-ended December 31, 2015, systemwide net operating revenues grew by 18.3% as compared to the prior year. Systemwide net patient revenues per case grew by 4.7% in 2014 compared to the prior year. These increases are due to acquisitions since the end of the prior year, increased rates earned under certain payor contracts and changes in case mix.

At December 31, 2015, we had 105 facilities in partnership with health systems which includes consolidated, equity method and managed only facilities.  Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue, with a major focus on creating partnerships with physicians, health plans and health systems as we continue to position ourselves as a partner of choice.

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

For our nonconsolidated affiliates, our consolidated statements of operations reflect our earnings from such facilities in two line items:

•

Equity in net income of nonconsolidated affiliates, which represents our combined share of the net income of each equity method facility that is based on such equity method facility’s net income and the percentage of such equity method facility’s outstanding equity interests owned by us; and

•

Management fee revenues, which represents our combined income from management fees that we earn from providing management services to the facilities that we do not consolidate for financial reporting purposes.

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

We took several steps during the year-ended December 31, 2015 to optimize our facility portfolio by acquiring, deconsolidating, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the	During the
	Year-	Year-	Year-
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Facilities at Beginning of Period
Consolidated Facilities:	95	87	87
Equity Method Facilities:	65	60	52
Managed-only Facilities:	26	30	8
Total Facilities:	186	177	147
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	15	13	4
Noncontrolling interests acquired in facilities accounted for as equity method investments:	5	5	7
Management agreements entered into (Managed-only):	1	2	20
De novos
Consolidated de novo facilities placed into operations:	—	—	1
De novo facilities accounted for as equity method investments placed into operations:	1	—	1
De novo facilities accounted for as managed-only facilities placed into operations:	—	1	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	3	2	1
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an equity method investment:	4	4	2
Transactions completed such that consolidated or equity method facilities are accounted for as a managed-only facility:	1	—	3
Closures and Sales
Consolidated Facilities sold:	2	1	—
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	2	—
Consolidated Facilities closed:	6	4	2
Equity Method Facilities closed:	3	2	—
Management agreements exited from (Managed-only):	4	3	1
Facilities at End of Period
Consolidated Facilities:	104	95	87
Equity Method Facilities:	68	65	60
Managed-only Facilities:	21	26	30
Total Facilities:	193	186	177
Average Ownership Interest
Consolidated Facilities:	47.9%	50.0%	51.6%
Equity Method Facilities:	25.1%	26.0%	25.0%

Revenues

Our consolidated net operating revenues for the years-ended December 31, 2015, 2014 and 2013 were $1,051.5 million, $864.7 million and $785.7 million, respectively.

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

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Systemwide net operating revenues growth (1)	18.3%	10.0%	15.5%
Systemwide net patient revenues per case growth (1)	4.7%	4.5%	9.3%
Same site systemwide net operating revenues growth (1)(2)	8.1%	3.1%	9.4%
Same site systemwide net patient revenues per case growth (1)(2)	4.5%	2.7%	6.1%

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

Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014

Our consolidated net operating revenues increased by $186.8 million, or 21.6%, for the year-ended December 31, 2015 to $1,051.5 million from $864.7 million for the year-ended December 31, 2014. Consolidated net patient revenues per case increased by 7.3% to $1,933 per case during the year-ended December 31, 2015 from $1,801 per case during the year-ended December 31, 2014.

For the year-ended December 31, 2015, systemwide net operating revenues grew by 18.3% compared to the year-ended December 31, 2014. In addition, for the year-ended December 31, 2015, systemwide net patient revenues per case grew by 4.7% compared to the prior year.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates (on a 100% basis).

	Year-Ended
	December 31, 2015
	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2014 (1)	$864.7	$665.3
Add: revenue from acquired facilities	113.1	69.4
revenue from consolidations	18.7	(18.7)
Less: revenue of disposed facilities	(17.6)	(8.0)
revenue from deconsolidated facilities	(1.1)	1.1
Adjusted base year total net operating revenues	977.8	709.1
Increase from operations	73.7	48.8
Total net operating revenues, year-ended December 31, 2015:	$1,051.5	$757.9

(1)

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

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates (on a 100% basis).

	Year-Ended
	December 31, 2014
	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2013 (1)(2)	$785.7	$605.8
Add: revenue from acquired facilities	55.0	60.2
revenue from consolidations	3.0	(3.0)
Less: revenue of disposed facilities	(2.7)	(16.8)
revenue from deconsolidated facilities	(13.8)	13.8
Adjusted base year total net operating revenues	827.2	660.0
Increase from operations	37.5	5.3
Total net operating revenues, year-ended December 31, 2014:	$864.7	$665.3

(1)	$16.4 million in revenues have been reclassified from prior periods presented related to facilities accounted for as discontinued operations.
(2)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Summary of Key Line Items

Net Operating Revenues

The vast majority of our net operating revenues consist of net patient revenues from the facilities we consolidate for financial reporting purposes. Net patient revenues are derived from fees we collect from commercial health plans, Medicare, state workers’ compensation programs, Medicaid, patients and other payors in exchange for providing the facility and related services and supplies a physician requires to perform a surgical procedure. Our net operating revenues also include the line item Management fee revenues, which includes fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. The line item Other revenues is composed of other ancillary services and fees received for anesthesia services. With few exceptions, the physicians who perform procedures at our facilities bill and collect from their patients and other payors directly for their professional services, and their revenues from such professional services are not included in our net operating revenues.

Net Patient Revenues

Net patient revenues are recorded during the period in which the healthcare services are provided, based upon the estimated amounts due from commercial health plans, patients and other government and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), state workers’ compensation programs and employers.

The following table presents a breakdown by payor source of the percentage of net patient revenues at our consolidated facilities for the periods presented:

Consolidated Facilities

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Managed care and other discount plans	65%	62%	61%
Medicare	19	20	20
Workers’ compensation	9	10	11
Patients and other third-party payors	4	5	5
Medicaid	3	3	3
Total	100%	100%	100%

The following table presents a breakdown by payor source of the percentage of net patient revenues at our nonconsolidated facilities for the periods presented:

Nonconsolidated Facilities

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Managed care and other discount plans	72%	74%	75%
Medicare	18	16	14
Workers’ compensation	5	5	6
Patients and other third-party payors	3	3	3
Medicaid	2	2	2
Total	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates we have been able to negotiate, on an average basis across our portfolio, have held relatively stable.

Medicare accounts for 19%, 20% and 20% of our net patient revenues for the years-ended December 31, 2015, 2014 and 2013, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the BCA impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. The Medicare payment update for ASCs for federal fiscal year 2016 is a net increase of 0.3%, consisting of 0.8% inflation minus a 0.5% productivity adjustment.  We do not expect this update to have a material impact on our results.

For the year-ended December 31, 2015, the net patient revenues from our consolidated facilities located in each of Texas, California and North Carolina represented approximately 16%, 12% and 11%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Florida and Idaho represented more than 5% of our total net patient revenues for the year-ended December 31, 2015. As of December 31, 2015, 30 of our 68 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 68 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from providing management services to the facilities that we do not consolidate for financial reporting purposes. Management fee revenues represented 5.8%, 6.8% and 5.2% of our net operating revenues for the years-ended December 31, 2015, 2014 and 2013, respectively.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 33.4%, 34.4% and 34.5% of our net operating revenues for the years-ended December 31, 2015, 2014 and 2013, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 21.1%, 20.6% and 21.7% of our net operating revenues for the years-ended December 31, 2015, 2014 and 2013, respectively. Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

On April 9, 2015, HealthSouth exercised the HealthSouth Option, and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, $11.7 million of expense was included in HealthSouth option expense on our consolidated statement of operations for the year-ended December 31, 2015.  There was no similar expense in 2014 or 2013.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $5.0 million of debt modification expense.  There was no similar expense in 2014 or 2013.

Loss on Extinguishment of Debt

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized a $0.5 million loss on extinguishment of debt. In conjunction with the 2013 amendment to the credit agreement, we recognized $10.3 million loss on extinguishment of debt. There were no similar losses in 2014.

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

Summary Results of Operations

Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014 and December 31, 2013

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the years-ended December 31, 2015, 2014 and 2013.

	YEAR-ENDED DECEMBER 31,
	2015		2014		2013
	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$971.4	$749.8	$788.0	$659.4	$731.6	$600.6
Management fee revenues	61.0	—	58.9	—	40.5	—
Other revenues	19.1	8.1	17.8	5.9	13.6	5.2
Total net operating revenues	1,051.5	757.9	864.7	665.3	785.7	605.8
Equity in net income of nonconsolidated affiliates (2)	49.9	—	32.6	—	23.4	—
Operating expense:
Salaries and benefits	351.0	161.3	297.2	140.4	270.9	128.9
Supplies	221.4	133.9	177.9	111.8	170.2	99.3
Other operating expenses	161.9	113.6	124.9	98.1	127.7	89.6
Depreciation and amortization	66.2	28.1	52.7	21.8	41.5	17.3
Occupancy costs	36.5	31.7	29.4	26.0	25.5	22.7
Provision for doubtful accounts	17.2	18.7	14.1	16.0	14.2	10.4
Impairment of intangible and long-lived assets	0.6	—	0.6	—	—	—
Loss (gain) on disposal of assets	1.9	0.2	(0.2)	1.8	0.1	0.3
Total operating expenses	856.7	487.5	696.4	415.9	650.1	368.5
Operating income	244.7	270.3	200.9	249.4	158.9	237.3
Interest expense	42.1	2.5	32.8	2.3	60.2	1.7
HealthSouth option expense	11.7	—	—	—	—	—
Debt modification expense	5.0	—	—	—	—	—
Loss on extinguishment debt	0.5	—	—	—	10.3	—
Interest income	(0.4)	(0.1)	(0.2)	(0.1)	(0.2)	(0.1)
(Gain) loss on sale of investments	(4.0)	—	(7.6)	—	12.3	—
Income from continuing operations before income taxes	189.6	267.8	175.9	247.2	76.2	235.6
(Benefit) provision for income taxes(3)	(84.8)	0.0	9.4	0.1	12.3	0.1
Income from continuing operations	274.4	267.8	166.5	247.1	63.9	235.5
Loss from discontinued operations, net of income tax expense	(0.8)	—	(9.4)	—	(9.3)	—
Net income	273.6	$267.8	157.1	$247.1	54.6	$235.5
Less: Net income attributable to noncontrolling interests	(158.3)		(125.2)		(105.9)
Net income (loss) attributable to Surgical Care Affiliates	$115.3		$32.0		$(51.3)
Equity in net income of nonconsolidated affiliates (2)		$49.9		$32.6		$23.4
Other Data (4)
Cases — consolidated facilities (5)	502,660		437,654		427,840
Cases — equity facilities (6)	308,443		276,320		258,942
Consolidated facilities	104		95		87
Equity method facilities	68		65		60
Managed-only facilities	21		26		30
Total facilities	193		186		177

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

(2)

For the years-ended December 31, 2015, 2014 and 2013 we recorded amortization expense of $1.4 million, $23.2 million and $25.9 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the years-ended December 31, 2015, 2014 and 2013 we recorded other than temporary impairment charges of $9.3 million, $0.3 million and $6.1 million, respectively, within the line item Equity in net income of nonconsolidated affiliates.

(3)	Provision for income tax expense for nonconsolidated affiliates was $0.037 million for the year-ended December 31, 2015.
(4)	Case data is presented for the years-ended December 31, 2015, 2014 and 2013, as applicable. Facilities data is presented as of December 31, 2015, 2014 and 2013, as applicable.
(5)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(6)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014

Net Operating Revenues

Our consolidated net operating revenues increased $186.8 million, or 21.6%, for the year-ended December 31, 2015 compared to the year-ended December 31, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 7.3% to $1,933 per case for the year-ended December 31, 2015 from $1,801 per case during the prior year, reflecting acquisitions of consolidated facilities with higher rates per case than the average of our consolidated facilities as well as higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 502,660 cases during the year-ended December 31, 2015 from 437,654 cases during the year-ended December 31, 2014, largely due to acquisitions, as well as organic growth. Our number of consolidated facilities increased to 104 facilities as of December 31, 2015 from 95 facilities as of December 31, 2014.

For the year-ended December 31, 2015, systemwide net operating revenues grew by 18.3% compared to the year-ended December 31, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 15 consolidated facilities since the prior year, excluding three of which that were previously accounted for as equity method investments (see Note 3 to the consolidated financial statements included herein regarding the Kentucky JVs).  The acquisition of noncontrolling interests in nine facilities accounted for as equity method investments since the prior year and increased rates earned under certain payor contracts also contributed to the growth in systemwide net operating revenues. In addition, for the year-ended December 31, 2015, systemwide net patient revenues per case grew by 4.7% compared to the year-ended December 31, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $17.3 million, or 53.1%, to $49.9 million during the year-ended December 31, 2015 from $32.6 million during the year-ended December 31, 2014. Equity in net income of nonconsolidated affiliates increased due to a decrease in amortization expense for definite-lived intangible assets attributable to equity method investments from the prior year and the acquisition of several noncontrolling interests in facilities since December 31, 2014. This increase was partially offset by $9.3 million of equity method impairments recorded during 2015, and the consolidation of three facilities that were previously accounted for as equity method investments in 2014.  Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $53.8 million, or 18.1%, to $351.0 million for the year-ended December 31, 2015 from $297.2 million for the year-ended December 31, 2014 due to the addition of teammates of newly acquired consolidated facilities and corporate investments primarily related to operations and development.

Supplies

Supplies expense for consolidated facilities increased $43.5 million, or 24.5%, to $221.4 million for the year-ended December 31, 2015 from $177.9 million for the year-ended December 31, 2014.  Supplies expense per case increased by 8.4% during the year-ended December 31, 2015, as compared to the prior year, primarily due to acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $37.0 million, or 29.6%, to $161.9 million for the year-ended December 31, 2015 from $124.9 million for the year-ended December 31, 2014. This increase is primarily attributable to the incurrence of additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $13.5 million, or 25.6%, to $66.2 million for the year-ended December 31, 2015 from $52.7 million for the year-ended December 31, 2014, primarily due to acquisitions and the addition of new capitalized assets since December 31, 2014.

Occupancy Costs

Occupancy costs for consolidated facilities increased $7.1 million, or 24.2%, to $36.5 million for the year-ended December 31, 2015 from $29.4 million for the year-ended December 31, 2014, primarily due to acquisitions and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased $3.1 million, or 22.0%, to $17.2 million for the year-ended December 31, 2015 from $14.1 million during the year-ended December 31, 2014.  However, it remained consistent as a percentage of net patient revenues at approximately 2.0% for the year-ended December 31, 2015 and 2014.

Interest Expense

Interest expense for consolidated facilities increased $9.3 million, or 28.4%, to $42.1 million for the year-ended December 31, 2015 from $32.8 million for the year-ended December 31, 2014, primarily due to the refinancing of our indebtedness during the first quarter of 2015.

HealthSouth Option Expense

HealthSouth held an option to purchase equity securities constituting 5% of the equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis.  The option was exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that results in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option was exercisable on a net exercise basis.

On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, $11.7 million of expense was recorded during 2015. There was no similar expense in 2014.

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

Gain on Sale of Investments

We recognized gains on sale of investments of $4.0 million and $7.6 million for the years-ended December 31, 2015 and 2014, respectively. The gains recognized during the year-ended December 31, 2015 were primarily due to the contribution of an equity method investment to a joint venture, the sale of the right to manage a facility held as an equity method investment and the sale of a consolidated facility, partially offset by losses due to the closure of a consolidated facility. The gains for the year-ended December 31, 2014 were primarily due to a deconsolidation transaction, the syndications of nonconsolidated affiliates, the contribution of an equity method investment to a joint venture and the sale of the management rights to an equity method investment, partially offset by losses due to a deconsolidation transaction.

(Benefit) Provision for Income Taxes

For the year-ended December 31, 2015, we recorded an income tax benefit of $84.8 million, representing an effective tax rate of (44.7%), compared to an expense of $9.4 million, representing an effective tax rate of 5.4%, for the year-ended December 31, 2014. The $84.8 million tax benefit for the year-ended December 31, 2015 includes the release of the tax valuation allowance previously maintained against net deferred tax assets, net of $23.9 million of valuation allowance retained against capital loss carryforwards, and offset by $1.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $1.1 million attributable to noncontrolling interests. The $9.4 million expense for the year-ended December 31, 2014 was reflective of a full valuation allowance and included $8.6 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.8 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.6 million attributable to noncontrolling interests.

For the year-ended December 31, 2014, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for such tax year did not bear a consistent relationship to pre-tax income.  For the year-ended December 31, 2015, because we released a significant portion of the valuation allowance, the resulting tax benefit does not relate directly to current period pre-tax income.  Additionally, because tax expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests, tax expense will not bear a logical relationship to pre-tax income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $33.1 million, or 26.4%, to $158.3 million for the year-ended December 31, 2015 from $125.2 million for the year-ended December 31, 2014. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net Income Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $83.3 million to $115.3 million for the year-ended December 31, 2015 from $32.0 million for the year-ended December 31, 2014. The increase was mainly attributable to the income tax benefit recorded in the third quarter of 2015 and the increase in our facilities’ revenue and operating income during the year-ended December 31, 2015.  The increase in revenues and operating income was more than offset by increases in net income attributable to noncontrolling interests, interest expense, HealthSouth option expense and debt modification expense.

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

Supplies

Supplies expense increased $7.7 million, or 4.5%, to $177.9 million for the year-ended December 31, 2014 from $170.2 million for the year-ended December 31, 2013. Supplies expense per case increased by 2.2% during the year-ended December 31, 2014, as compared to the prior year, primarily due to inflation and changes in case mix.

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

Benefit (Provision) for Income Taxes

For the year-ended December 31, 2014, income tax expense was $9.4 million, representing an effective tax rate of 5.4%, compared to $12.3 million, representing an effective tax rate of 16.2%, for the year-ended December 31, 2013. The $9.4 million in expense for the year-ended December 31, 2014 was reflective of a full valuation allowance and included $8.6 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.8 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.6 million attributable to noncontrolling interests. The $12.3 million in expense for the year-ended December 31, 2013 was reflective of a full valuation allowance and included $11.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, $0.2 million of current federal income tax attributable to noncontrolling interests and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.4 million attributable to noncontrolling interests.

For prior tax years, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior tax year did not bear a consistent relationship to pre-tax income. Additionally, because tax expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests, tax expense will not bear a logical relationship to pre-tax income.

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

Adjusted EBITDA-NCI and Adjusted Net Income Reconciliations

The following table represents the reconciliation of net income to Adjusted EBITDA-NCI and of net income (loss) attributable to Surgical Care Affiliates to Adjusted net income for the periods indicated below:

	2015	2014	2013
Adjusted EBITDA-NCI (a):
Net income	$273.6	$157.1	$54.6
Plus (minus):
Interest expense, net	41.7	32.6	60.0
(Benefit) provision for income taxes	(84.8)	9.4	12.3
Depreciation and amortization	66.2	52.7	41.5
Loss from discontinued operations, net	0.8	9.4	9.3
Equity method amortization expense (b)	1.4	23.2	25.9
(Gain) loss on sale of investments	(4.0)	(7.6)	12.3
HealthSouth option expense	11.7	—	—
Debt modification expense	5.0	—	—
Loss on extinguishment of debt	0.5	—	10.3
Asset impairments	9.9	0.7	6.1
Loss (gain) on disposal of assets	1.9	(0.2)	0.1
IPO related expense (c)	—	—	9.0
Stock compensation expense (d)	8.3	4.1	7.3
Other	1.3	0.4	—
Adjusted EBITDA	333.6	281.9	248.7
(Minus):
Net income attributable to noncontrolling interests	(158.3)	(125.2)	(105.9)
Adjusted EBITDA-NCI	$175.3	$156.7	$142.8
Adjusted Net Income (a):
Net income (loss) attributable to Surgical Care Affiliates	$115.3	$32.0	$(51.3)
Plus (minus)
(Benefit) provision for income taxes	(84.8)	9.4	12.3
HealthSouth option expense	11.7	—	—
Debt modification expense	5.0	—	—
Loss on extinguishment of debt	0.5	—	10.3
Asset impairments	9.9	0.7	6.1
Amortization expense	14.3	10.1	6.7
Loss from discontinued operations, net	0.8	9.4	9.3
(Gain) loss on sale of investments	(4.0)	(7.6)	12.3
Loss (gain) on disposal of assets	1.9	(0.2)	0.1
Equity method amortization expense (b)	1.4	23.2	25.9
IPO related expense (c)	—	—	9.0
Stock compensation expense (d)	8.3	4.1	7.3
Other	1.3	0.4	—
Adjusted Net Income	$81.6	$81.5	$48.0

Note: Totals above may not sum due to rounding.

(a)

Adjusted EBITDA-NCI means net income before (benefit) provision for income taxes, net interest expense, depreciation and amortization, net loss from discontinued operations, equity method amortization expense, (gain) loss on sale of investments, HealthSouth option expense, debt modification expense, loss on extinguishment of debt, asset impairments, gain (loss) on disposal of assets, IPO related expenses, stock compensation expense and other less net income attributable to noncontrolling interests. Adjusted net income means net income (loss) attributable to Surgical Care Affiliates before (benefit) provision for income taxes, Healthsouth option expense, debt modification expense, loss on extinguishment of debt, asset impairments, amortization expense, net loss from discontinued operations, (gain) loss on sale of investments, (gain) loss on disposal of assets, equity method amortization expense, IPO related expenses, stock compensation expense and other. We present Adjusted EBITDA-NCI and Adjusted net income because we believe that they are useful metrics to investors in analyzing our operating performance on the same basis as that used by our management. Our management believes that Adjusted EBITDA-NCI can be useful to facilitate comparisons of operating performance between periods because it excludes the effect of depreciation and amortization, which represents a non-cash charge to earnings, income tax, interest expense and other expenses or income not related to the normal, recurring operations of our business. Our management believes that Adjusted net income can be useful to facilitate comparisons of our operating performance between periods because it excludes the effect of certain non-cash and other charges to earnings whose fluctuations from period-to-period do not necessarily correspond to the normal, recurring operations of our business. Adjusted EBITDA-NCI and Adjusted net income are each considered a “non-GAAP financial measure” under SEC rules and should not be considered a substitute for net income (loss) or net operating income as determined in accordance with GAAP. In addition, Adjusted EBITDA-NCI and Adjusted net income have limitations as analytical tools, including the following:

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

(b)

For the years-ended December 31, 2015, December 31, 2014 and December 31, 2013, we recorded $1.4 million, $23.2 million and $25.9 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

(c)

IPO related expense includes an $8.0 million fee paid to TPG Capital pursuant to the Management Services Agreement (as defined herein) at the closing of our initial public offering in November 2013. After the fee was paid, the Management Services Agreement was terminated.

(d)

2015 excludes $0.2 million of employee stock purchase plan expenses. 2013 includes stock-based compensation expense comprised of $2.7 million non-cash expense and $4.6 million in a non-recurring cash bonus paid on vested equity awards in the fourth quarter of 2013.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Net operating revenues	$4.0	$15.5	$20.4
Costs and expenses	(7.1)	(18.7)	(23.3)
Gain (loss) on sale of investments or closures	1.9	0.3	(2.5)
Impairments	—	(0.7)	—
Loss from discontinued operations	(1.2)	(3.6)	(5.4)
Income tax benefit (expense)	0.4	(5.8)	(3.9)
Net loss from discontinued operations	$(0.8)	$(9.4)	$(9.3)

Both the decline in net operating revenues and the decrease in costs and expenses from the prior year were due to the sale of one facility in the second quarter of 2015. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in our consolidated statements of operations.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the years-ended December 31, 2015, 2014 and 2013:

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Net cash provided by operating activities	$263.2	$210.6	$165.6
Net cash used in investing activities	(156.5)	(188.5)	(76.8)
Net cash used in financing activities	(36.2)	(99.1)	(121.7)
Increase (decrease) in cash and cash equivalents	$70.5	$(77.1)	$(33.0)
Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Net Income	$273.6	$157.1	$54.6
Depreciation and amortization	66.2	52.7	41.5
Distributions from nonconsolidated affiliates	56.3	50.8	50.5
Equity in income of nonconsolidated affiliates	(49.9)	(32.6)	(23.4)
Provision for doubtful accounts	17.2	14.1	14.2
Change in fair value and loss on de-designation of swap	0.3	0.5	8.3
HealthSouth option expense	11.7	—	—
Loss on extinguishment of debt	0.5	—	10.3
Deferred income tax	(86.2)	8.6	15.4
Payment of deferred interest	—	—	(14.8)
Debt call premium paid	—	—	(5.0)
Other operating cash flows, net	(26.5)	(40.6)	14.0
Net cash provided by operating activities	$263.2	$210.6	$165.6

During the year-ended December 31, 2015, we generated $263.2 million of cash flows provided by operating activities compared to $210.6 million during the year-ended December 31, 2014. Cash flows from operating activities increased $52.6 million, or 25.0%, from the prior year, primarily due to a $35.2 million increase in net income before depreciation and amortization and deferred income taxes.

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

During the year-ended December 31, 2013, we generated $165.6 million of cash flows provided by operating activities, as compared to $171.2 million during the year-ended December 31, 2012. Cash flows from operating activities decreased $5.6 million, or 3.3%, from the prior year, primarily due to the payment of $14.8 million of interest that had been deferred as a payment-in-kind for the Senior PIK-election Notes and a debt call premium of $5.0 million, partially offset by an increase in distributions from nonconsolidated affiliates of $11.8 million.

Cash Flows Used in Investing Activities

During the year-ended December 31, 2015, our net cash used in investing activities was $156.5 million, consisting primarily of $112.8 million for business acquisitions, net of cash acquired, $44.8 million of capital expenditures and $35.6 million of purchases of equity interests in nonconsolidated affiliates, partially offset by $20.5 million of proceeds from the sale of equity interests of nonconsolidated affiliates, $11.0 million of net cash provided by investing activities of discontinued operations and $6.9 million of proceeds from sale of business. Cash flows used in investing activities decreased $32.0 million, or 17.0%, from the prior year, primarily due to increases in cash inflows from proceeds from sale of equity interests of nonconsolidated affiliates and cash provided by discontinued operations, partially offset by a decrease in cash outflows for business acquisitions.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities for the year-ended December 31, 2015 was $36.2 million, consisting primarily of $614.5 million for principal payments on long-term debt and $150.5 million of distributions to noncontrolling interests, which primarily related to existing facilities, partially offset by $728.3 million in long-term debt borrowings and $6.3 million of contributions from noncontrolling interests of consolidated affiliates.  Net cash used in financing activities decreased $62.9 million, or 63.5%, from the prior year, primarily due to higher net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015, partially offset by higher distributions to noncontrolling interests of consolidated affiliates.

Net cash used in financing activities for the year-ended December 31, 2014 was $99.1 million, consisting primarily of $113.4 million of distributions to noncontrolling interests, which primarily related to existing facilities, and $31.1 million for principal payments on long-term debt, partially offset by $35.6 million in long-term debt borrowings and $17.5 million of contributions from noncontrolling interests of consolidated affiliates, which primarily were used to fund business acquisitions.  Net cash used in financing activities decreased $22.6 million, or 18.6%, from the prior year, primarily as a result of not paying distributions to unit holders and lower net long-term debt borrowings.

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

Cash and cash equivalents were $79.3 million at December 31, 2015 as compared to $8.7 million at December 31, 2014. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at December 31, 2015 was $56.8 million compared to a deficit of $11.0 million at December 31, 2014, an increase of $67.8 million. This increase was primarily driven by an increase in Cash and cash equivalents, partially offset by an increase in accrued expenses.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.

Debt

Our primary sources of funding have been the incurrence of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the New Revolving Credit Facility (as defined below).

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

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  We believe that we were in compliance with the covenants contained in the Indenture as of December 31, 2015.

New Credit Facilities

On March 17, 2015, we entered into the New Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the New Term Loan Facility and the New Revolving Credit Facility. The New Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow us to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan Facility was 4.25% at December 31, 2015.

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

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan Facility due 2022	2.25% (with a base rate floor of 2.00%)	3.25% (with a LIBOR floor of 1.00%)

There was $15.0 million outstanding under the New Revolving Credit Facility and no outstanding balance under the revolving credit facility of the Old Credit Facilities as of December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and 2014, we had approximately $4.2 million and $2.9 million, respectively, of letters of credit outstanding under the New Revolving Credit Facility. As of December 31, 2015, the New Revolving Credit Facility had a capacity of $230.8 million.

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test. At December 31, 2015, we had approximately $4.2 million in letters of credit outstanding that utilize capacity under the New Revolving Credit Facility.  We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the New Revolving Credit Facility.

The New Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the New Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The New Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the New Credit Agreement. No such payment was required at December 31, 2015.  Additionally, the New Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The New Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of December 31, 2015.

Contractual Obligations

The table below sets forth our future maturities of debt, interest on debt, capitalized lease obligations, operating lease obligations and other contractual obligations as of December 31, 2015:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
	(in millions)
Debt obligations (1)	$806.0	$23.0	$55.5	$35.1	$692.4
Interest on debt obligations (2)	247.7	40.2	76.5	72.5	58.5
Capitalized lease obligations (3)	137.4	15.4	25.6	18.5	77.9
Operating lease obligations (4)	171.1	30.3	47.5	34.6	58.7
Other contractual obligations (5)	7.7	3.3	3.9	0.5	—
Total	$1,369.9	$112.2	$209.0	$161.2	$887.5
(1)

As of December 31, 2015 and for purposes of this table, our indebtedness included (i) $446.6 million of New Term Loans, (ii) $250.0 million of the New Revolving Credit Facility capacity, (iii) $250 million aggregate principal amount of Senior Notes and (iv) $98.5 million of notes payable to banks and others.

(2)

Represents (i) interest expense on the debt obligations based on an assumed interest rate of the current 3-month LIBOR rate as of December 31, 2015 plus 325 basis points with respect to the New Term Loan, an interest rate of 3.25% with a LIBOR floor of 1.00%, the interest rate of the current 1-month LIBOR as of December 31, 2015 plus 200 basis points with respect to the New Revolving Credit Facility and the interest rate of 6.00% per annum with respect to the Senior Notes, (ii) quarterly commitment fees on unused borrowing capacity under the New Revolving Credit Facility and (iii) various fixed and variable rates on notes payable to banks and others.

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

Capital Expenditures

Currently, we project our capital expenditures for fiscal year 2016 to be approximately $48.5 million, which we expect to finance primarily through internally generated funds and bank or manufacturer financing. Capital expenditures totaled $44.8 million and $37.3 million for the years-ended December 31, 2015 and 2014, respectively. The capital expenditures made during 2015 consisted primarily of fixture improvements made at our leased facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.3% to 13.0% based on our incremental borrowing rate at the inception of the lease.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At December 31, 2015, we accounted for 68 of our 193 facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At December 31, 2015, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $65.8 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the particular affiliate’s amount of debt and our ownership of such affiliate, was approximately 25% at December 31, 2015. We or one of our wholly owned subsidiaries collectively guaranteed $6.2 million of the $65.8 million in total debt of our nonconsolidated affiliates as of December 31, 2015. Our guarantees related to operating leases of nonconsolidated affiliates were $31.6 million at December 31, 2015.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, income taxes, goodwill, impairment of long-lived assets and other intangible assets and other than temporary impairments.

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

Variable Interest Entities

Under Accounting Standards Codification Section 810, Consolidations, we include the assets, liabilities and activities of a VIE in our financial statements if we are the primary beneficiary of such VIE and the entity has one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack: (i) the ability to make decisions about an entity’s activities through voting or similar rights; (ii) the obligation to absorb the expected losses of the entity; or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses or receive a majority of a VIE’s expected residual returns and has the power to direct the activities that most significantly impact the VIE’s economic performance.

Determining the primary beneficiary of a VIE requires substantial judgment, including determining what activities most significantly impact the economic performance of the VIE and which entity or entities have control over those activities.

Revenue Recognition

Our revenues consist primarily of net patient revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state payors (primarily the Medicare and Medicaid programs), commercial health insurance plans, workers’ compensation programs and employers. These estimates are complex and require significant judgement. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

During the year-ended December 31, 2015, approximately 65% of our net patient revenues related to patients with commercial insurance coverage. Healthcare service providers are under increasing pressure to accept reduced reimbursement for services on these contracts. Continued reductions could have a material adverse impact on our financial position, results of operations and cash flows.

During the year-ended December 31, 2015, approximately 22% of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and are routinely modified for provider reimbursement. We are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations and cash flows.

During the year-ended December 31, 2015, approximately 9% of our net patient revenues related to patients with workers’ compensation coverage. Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities that perform a significant number of workers compensation cases.

During the year-ended December 31, 2015, uninsured or self-pay revenues accounted for less than 5% of our net patient revenues.

Our facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. We verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery.

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state payors (primarily the Medicare and Medicaid programs), commercial health plans, workers’ compensation programs, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payor.

Accounts receivable from government payors are significant to our operations, comprising 18% of net patient service accounts receivable at December 31, 2015. We do not believe there are significant credit risks associated with these government payors.

Accounts receivable related to workers’ compensation are significant to our operations, comprising 11% of net patient service accounts receivable at December 31, 2015. We do not believe there are significant credit risks associated with workers’ compensation payors and related receivables.

Accounts receivable from commercial health plans were 63% of our net patient service accounts receivable at December 31, 2015. Because the category of commercial health insurance plans is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage. Due to the complexity of insurance reimbursements and inherent limitations of insurance verification procedures, we expect we will continue to have write-offs of bad debt and provision for doubtful accounts. In 2015 our Provision for doubtful accounts was approximately 2% of net patient revenue. We reserve for doubtful accounts based principally upon the payor class and age of the receivable. We also write off accounts on an individual basis based on that information. We believe our policy allows us to accurately estimate our Provision for doubtful accounts.

Noncontrolling Interests in Consolidated Affiliates

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

We determine recoverability of goodwill by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, industry economic factors and future business strategy. All assumptions are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted.

The results of the qualitative assessment performed as of October 1, 2015 indicated that the fair values of five of the six reporting units substantially exceeded their carrying values. There is one reporting unit that the estimated fair value exceeds, but does not substantially exceed, its carrying value. The goodwill attributable to this reporting unit was $237.8 million as of December 31, 2015. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

Impairment of Long-Lived Assets and Other Intangible Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives on an annual basis and whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Other than Temporary Impairments

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

Recent Revisions to Authoritative Accounting Guidance

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the consolidated statements of financial position. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt ASU 2015-17 on December 31, 2015. ASU 2015-17 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows. All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments.  This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Early adoption is permitted and we have chosen to adopt this ASU prospectively as of September 30, 2015. This ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This standard clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  This ASU should be adopted concurrent with ASU 2015-03 which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU became effective for the Company on January 1, 2016.  The provisions should be applied on a retrospective basis as a change in accounting principle. We do not believe this ASU will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. This ASU became effective for the Company on January 1, 2016. We are currently evaluating the potential impact of this standard on our consolidated financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals (both consolidated investments and equity method investments) can be presented as discontinued operations and modifies related disclosure requirements. Under the new criteria, a discontinued operation is defined as a disposal of a component or group of components, which may include equity method investments, that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU became effective for the Company on January 1, 2015. This ASU did not have a material effect on our consolidated financial position, results of operations or cash flows; however, the presentation of discontinued operations was impacted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of December 31, 2015, we had $806.0 million of indebtedness (excluding capital leases), of which $507.4 million is at variable interest rates and $298.6 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At December 31, 2015, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These forward starting interest rate swaps, which are swaps that are entered into at a specified trade date but do not begin until a future start date, extend the interest rate swaps that we terminated in 2012 and on September 30, 2013. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. Forward starting interest rate swaps with an aggregate notional amount of $100.0 million became effective on September 30, 2012, and the remaining forward starting interest rate swap with a notional amount of $140.0 million became effective on September 30, 2013. A forward interest rate starting swap with a notional amount of $50.0 million terminated on September 30, 2014. The remaining aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at December 31, 2015, our annual interest expense would increase by approximately $2.7 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of December 31, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Surgical Care Affiliates, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Surgical Care Affiliates, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded all 2015 business combinations from its assessment of internal control over financial reporting as of December 31, 2015 because these entities were acquired by the Company in purchase business combinations during 2015. We have also excluded all 2015 business combinations from our audit of internal control over financial reporting.  The acquired entities are consolidated subsidiaries of the Company whose total assets and net operating revenues represent 5.2% and 7.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 22, 2016

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$79,269	$8,731
Restricted cash	26,116	24,073
Accounts receivable, net of allowance for doubtful accounts (2015 — $17,045; 2014 — $10,448)	129,659	100,529
Receivable from nonconsolidated affiliates	46,949	72,030
Prepaids and other current assets	32,850	30,170
Current assets related to discontinued operations	19	1,959
Total current assets	314,862	237,492
Property and equipment, net of accumulated depreciation (2015 — $99,678; 2014 — $99,111)	296,831	209,642
Goodwill	1,061,088	902,391
Intangible assets, net of accumulated amortization (2015 — $48,495; 2014 — $35,270)	109,188	84,262
Deferred debt issue costs	7,472	5,383
Investment in and advances to nonconsolidated affiliates	216,111	194,610
Other long-term assets	1,787	4,311
Assets related to discontinued operations	59	9,344
Assets held for sale	408	—
Total assets (a)	$2,007,806	$1,647,435
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$32,503	$24,690
Accounts payable	37,419	31,717
Accrued payroll	37,802	29,199
Accrued interest	4,173	234
Accrued distributions	37,175	29,134
Payable to nonconsolidated affiliates	77,683	104,519
Other current liabilities	30,938	26,747
Current liabilities related to discontinued operations	368	2,280
Current liabilities held for sale	26	—
Total current liabilities	258,087	248,520
Long-term debt, net of current portion	858,044	665,119
Deferred income tax liability	44,339	131,020
Other long-term liabilities	31,587	19,683
Liabilities related to discontinued operations	28	683
Total liabilities (a)	1,192,085	1,065,025
Commitments and contingent liabilities (Note 17)
Noncontrolling interests — redeemable (Note 10)	21,989	15,444
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 39,690 and 38,648 shares outstanding, respectively	397	386
Additional paid in capital	442,678	419,088
Accumulated deficit	(60,814)	(176,135)
Total Surgical Care Affiliates’ equity	382,261	243,339
Noncontrolling interests — non-redeemable	411,471	323,627
Total equity	793,732	566,966
Total liabilities and equity	$2,007,806	$1,647,435
(a)

Our consolidated assets as of December 31, 2015 and December 31, 2014 include total assets of a variable interest entity (“VIE”) of $167.8 million and $117.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2015 and December 31, 2014 include total liabilities of the VIE of $41.0 million and $23.8 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $4.0 million and $3.4 million of debt guaranteed by us at December 31, 2015 and December 31, 2014, respectively. See further description in Note 4, Variable Interest Entities.

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Net operating revenues:
Net patient revenues	$971,422	$788,048	$731,584
Management fee revenues	61,011	58,914	40,469
Other revenues	19,057	17,774	13,610
Total net operating revenues	1,051,490	864,736	785,663
Equity in net income of nonconsolidated affiliates	49,867	32,564	23,364
Operating expenses:
Salaries and benefits	351,029	297,174	270,929
Supplies	221,392	177,853	170,174
Other operating expenses	161,854	124,870	127,701
Depreciation and amortization	66,225	52,663	41,450
Occupancy costs	36,480	29,390	25,544
Provision for doubtful accounts	17,195	14,051	14,208
Impairment of intangible and long-lived assets	625	610	—
Loss (gain) on disposal of assets	1,886	(232)	123
Total operating expenses	856,686	696,379	650,129
Operating income	244,671	200,921	158,898
Interest expense	42,111	32,785	60,202
HealthSouth option expense	11,702	—	—
Debt modification expense	5,032	—	—
Loss on extinguishment of debt	544	—	10,333
Interest income	(367)	(174)	(215)
(Gain) loss on sale of investments	(3,982)	(7,633)	12,330
Income from continuing operations before income tax expense	189,631	175,943	76,248
(Benefit) provision for income taxes	(84,778)	9,439	12,320
Income from continuing operations	274,409	166,504	63,928
Loss from discontinued operations, net of income tax expense	(784)	(9,355)	(9,330)
Net income	273,625	157,149	54,598
Less: Net income attributable to noncontrolling interests	(158,304)	(125,169)	(105,942)
Net income (loss) attributable to Surgical Care Affiliates	$115,321	$31,980	$(51,344)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.95	$1.07	$(1.33)
Discontinued operations attributable to Surgical Care Affiliates	$(.02)	$(.24)	$(.29)
Net income (loss) per share attributable to Surgical Care Affiliates	$2.93	$0.83	$(1.62)
Basic weighted average shares outstanding	39,360	38,477	31,688
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$2.85	$1.03	$(1.33)
Discontinued operations attributable to Surgical Care Affiliates	$(.02)	$(.23)	$(.29)
Net income (loss) per share attributable to Surgical Care Affiliates	$2.83	$0.80	$(1.62)
Diluted weighted average shares outstanding	40,734	39,958	31,688

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Net income	$273,625	$157,149	$54,598
Other comprehensive income:
Unrealized income (loss) on interest rate swap	—	—	847
Amounts reclassified from accumulated other comprehensive loss	—	—	7,480
Total other comprehensive income	—	—	8,327
Comprehensive income	273,625	157,149	62,925
Comprehensive income attributable to noncontrolling interests	(158,304)	(125,169)	(105,942)
Comprehensive income (loss) attributable to Surgical Care Affiliates	$115,321	$31,980	$(43,017)

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

					Accumulated		Total
			Additional		Other		Surgical Care	Noncontrolling
	Common Stock		Paid in	Contributed	Comprehensive	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Capital	Capital	Loss	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2012	—	$—	$—	$313,153	$(8,327)	$(157,309)	$147,517	$172,494	$320,011
Member distributions	—	—	—	(74,900)	—	—	(74,900)	—	(74,900)
Net (loss) income	—	—	—	—	—	(51,344)	(51,344)	81,804	30,460
Other comprehensive income	—	—	—	—	8,327	—	8,327	—	8,327
Conversion from LLC to INC (Note 1)	30,286	303	240,447	(240,750)	—	—	—	—	—
Issuance of stock from the initial public offering, net of offering costs	7,857	79	171,798	—	—	—	171,877	—	171,877
Stock options exercised	23	—	285	—	—	—	285	—	285
Stock compensation	—	—	421	2,303	—	—	2,724	—	2,724
Net change in equity related to amendments in agreements with noncontrolling interests (Note 10)	—	—	—	—	—	—	—	1,050	1,050
Net change in equity related to purchase of ownership interests	—	—	468	194	—	538	1,200	32,473	33,673
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,137	3,137
Change in distribution accrual	—	—	—	—	—	—	—	(2,363)	(2,363)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(78,310)	(78,310)
Balance at December 31, 2013	38,166	$382	$413,419	$—	$—	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	—	—	31,980	31,980	102,564	134,544
Issuance of stock pursuant to teammate equity plans	482	4	1,866	—	—	—	1,870	—	1,870
Stock compensation	—	—	4,126	—	—	—	4,126	—	4,126
Net change in equity related to purchase of ownership interests	—	—	(323)	—	—	—	(323)	78,153	77,830
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22,677	22,677
Change in distribution accrual	—	—	—	—	—	—	—	(233)	(233)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89,819)	(89,819)
Balance at December 31, 2014	38,648	386	$419,088	$—	$—	$(176,135)	$243,339	$323,627	$566,966
Net income	—	—	—	—	—	115,321	115,321	129,800	245,121
Issuance of stock pursuant to teammate equity plans	716	8	6,636	—	—	—	6,644	—	6,644
HealthSouth stock option	326	3	11,699	—	—	—	11,702	—	11,702
Stock compensation	—	—	8,519	—	—	—	8,519	—	8,519
Net change in equity related to amendments in agreements with noncontrolling interests (Note 10)	—	—	—	—	—	—	—	(504)	(504)
Net change in equity related to purchase of ownership interests	—	—	(3,264)	—	—	—	(3,264)	86,284	83,020
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,276	6,276
Change in distribution accrual	—	—	—	—	—	—	—	(8,352)	(8,352)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(125,660)	(125,660)
Balance at December 31, 2015	39,690	$397	$442,678	$—	$—	$(60,814)	$382,261	$411,471	$793,732

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$273,625	$157,149	$54,598
Loss from discontinued operations	784	9,355	9,330
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	17,195	14,051	14,208
Depreciation and amortization	66,225	52,663	41,450
Amortization of deferred issuance costs	1,352	2,954	3,891
Impairment of long-lived assets	625	610	—
Realized (gain) loss on sale of investments	(3,982)	(7,633)	12,330
Loss (gain) on disposal of assets	1,886	(232)	123
Equity in net income of nonconsolidated affiliates	(49,867)	(32,564)	(23,364)
Distributions from nonconsolidated affiliates	56,263	50,773	50,505
Deferred income tax	(86,185)	8,556	15,410
Stock compensation	8,519	4,126	2,724
Change in fair value and loss on de-designation of interest rate swap	336	485	8,314
Loss on extinguishment of debt	544	—	10,333
HealthSouth option expense	11,702	—	—
Payment of deferred interest	—	—	(14,785)
Debt call premium paid	—	—	(5,000)
(Increase) decrease in assets, net of business combinations
Accounts receivable	(31,066)	(18,692)	(20,000)
Other assets	18,576	(66,709)	8,230
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(10,740)	4,709	3,679
Accrued payroll	6,476	2,404	6,143
Accrued interest	3,939	(213)	(13,263)
Other liabilities	(19,450)	34,261	9,064
Other	(332)	(722)	(251)
Net cash used in operating activities of discontinued operations	(3,219)	(4,750)	(8,085)
Net cash provided by operating activities	263,206	210,581	165,584
Cash flows from investing activities
Capital expenditures	(44,760)	(37,304)	(36,838)
Proceeds from sale of business	6,884	2,711	1,276
Proceeds from disposal of assets	2,303	1,302	5,880
Proceeds from sale of equity interests of nonconsolidated affiliates	20,512	2,344	4,587
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	—	2,375	2,069
Decrease in cash related to conversion of consolidated affiliates to equity interests	(37)	(30)	(116)
Net change in restricted cash	(1,543)	1,062	1,886
Net settlements on interest rate swap	(1,449)	(1,539)	(2,921)
Business acquisitions, net of cash acquired 2015 - $2,711; 2014 - $2,527; 2013 - $6,131	(112,794)	(122,165)	(54,499)
Purchase of equity interests in nonconsolidated affiliates	(35,642)	(36,032)	(766)
Return of equity method investments in nonconsolidated affiliates	2,284	2,555	2,592
Other	(3,224)	(3,791)	—
Net cash provided by investing activities of discontinued operations	11,000	—	16
Net cash used in investing activities	$(156,466)	$(188,512)	$(76,834)

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR-ENDED
	DECEMBER 31,
	2015	2014	2013
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$728,310	$35,646	$417,678
Payment of debt acquisition costs	(3,238)	—	(5,700)
Proceeds from issuance of shares pursuant to IPO, net of offering costs	—	—	171,877
Principal payments on line of credit arrangements and long-term debt	(614,468)	(31,083)	(527,634)
Principal payments under capital lease obligations	(9,042)	(8,225)	(7,552)
Distributions to noncontrolling interests of consolidated affiliates	(150,529)	(113,432)	(102,975)
Contributions from noncontrolling interests of consolidated affiliates	6,276	17,452	4,758
Proceeds from sale of equity interests of consolidated affiliates	5,933	5,593	7,864
Repurchase of equity interests of consolidated affiliates	(6,124)	(8,726)	(5,612)
Distributions to unit holders	—	—	(74,900)
Proceeds from teammate equity plans	12,054	5,820	453
Tax payments on options and awards	(5,409)	—	—
Other	—	(2,189)	—
Net cash used in financing activities	(36,237)	(99,144)	(121,743)
Change in cash and cash equivalents	70,503	(77,075)	(32,993)
Cash and cash equivalents at beginning of period	8,731	85,829	118,618
Cash and cash equivalents of discontinued operations at beginning of period	37	14	178
Less: Cash and cash equivalents of discontinued operations at end of period	(2)	(37)	26
Cash and cash equivalents at end of period	$79,269	$8,731	$85,829
Supplemental cash flow information
Cash paid during the year for interest	$37,615	$31,173	$62,167
Cash paid during the year for income taxes	1,021	753	493
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	18,640	9,722	21,329
Goodwill attributable to sale of surgery centers	2,503	752	10,062
Net investment in consolidated affiliates that became equity method facilities	164	1,848	5,356
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	1,750	3,886	747
Contributions (non-cash) from noncontrolling interests of consolidated affiliates	—	5,225	—
Accrued capital expenditures at end of period	3,976	3,457	2,341
Equity interest purchase in nonconsolidated affiliates via withheld distributions	5,259	—	—

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

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc., a Delaware corporation, was converted from a Delaware limited liability company, previously named ASC Acquisition LLC, to a Delaware corporation on October 30, 2013. Pursuant to the conversion, every 10.25 outstanding membership units of ASC Acquisition LLC were converted into one share of common stock of Surgical Care Affiliates, and options to purchase membership units of ASC Acquisition LLC were converted into options to purchase shares of common stock of Surgical Care Affiliates at a ratio of 10.25 membership units of ASC Acquisition LLC underlying such options to each one share of common stock of Surgical Care Affiliates underlying such converted options. In connection with the conversion, the exercise prices of such converted options were adjusted accordingly. Upon conversion, each outstanding restricted equity unit of ASC Acquisition LLC was converted into one restricted stock unit of Surgical Care Affiliates. All share and per share amounts reflect these conversion amounts throughout these financial statements.

We were formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). For a portion of the periods covered by our financial statements, the Company was a Delaware limited liability company named ASC Acquisition LLC. As of December 31, 2015, the Company operated in 33 states and had an interest in and/or operated 185 ASCs, seven surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Texas, Indiana, Florida and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

Business Structure

Our business model is focused on building strategic relationships with physicians, health plans and health systems to acquire, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of December 31, 2015, we owned and operated facilities in partnership with approximately 2,800 physician partners. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 193 facilities as follows:

AS OF
DECEMBER 31, 2015
Consolidated facilities(1)	104
Equity method facilities	68
Managed-only facilities	21
Total facilities	193
(1)	As of December 31, 2015, we consolidated sixteen facilities as Variable Interest Entities (“VIE”) (see Note 4).

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

NOTE 2 — TRANSACTIONS

Acquisitions of Consolidated Facilities

During the year-ended December 31, 2015, we purchased a controlling interest in sixteen ASCs and two surgical hospitals for total cash consideration of $116.5 million. Three of the eighteen acquisitions were previously equity method investments, and six of the eighteen acquisitions were acquired through our VIE groups (see Note 4) for which we are the primary beneficiary.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill that is expected to be tax deductible as a result of these 2015 transactions is approximately $89.5 million.

The details of the eighteen consolidated acquisitions closed during the year-ended December 31, 2015 are as follows:

					Cash Consideration
						(in millions)
Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of facilities	Equity Interest(2)	Management Agreement(3)	Total
Lexington Surgery Center, Ltd.(4)	Lexington, KY	1/1/2015	36.0%	1	$—	$—	$—
Louisville S.C., Ltd.(4)	Louisville, KY	1/1/2015	30.3%	1	$—	$—	$—
Premier Surgery Center of Louisville, L.P.(4)	Louisville, KY	1/1/2015	25.0%	1	$—	$—	$—
Clinton Partners, LLC	Clinton Township, MI	2/1/2015	25.0%	1	$4.1	$0.7	$4.8
Surgery Center of Wilson, LLC	Wilson, NC	2/1/2015	67.0%	1	$3.8	$0.2	$4.0
Texas Health Surgery Center Preston Plaza, LLC ("Preston Plaza")(5)	Dallas, TX	3/1/2015	29.9%	1	$6.8	$1.2	$8.0
Specialists in Urology Surgery Center, LLC ("SIU")	Naples, FL; Bonita Springs, FL; Fort Myers, FL	4/1/2015	60.0%	3	$11.5	$—	$11.5
Parkway Surgery Center, LLC ("Parkway")	Hagerstown, MD	5/1/2015	55.0%	1	$7.7	$0.4	$8.1
Franklin Surgery Center, LLC ("Franklin")	Basking Ridge, NJ	5/1/2015	55.0%	1	$21.5	$—	$21.5
Advanced Surgical Hospital, LLC(6) ("Advanced")	Washington, PA	9/1/2015	51.0%	1	$17.1	$—	$17.1
Arise Transaction
Arise Healthcare System, LLC(6)	Austin, TX	10/1/2015	52.8%	1	$1.0	$5.0	$6.0
Cedar Park Surgery Center, LLC	Cedar Park, TX	10/1/2015	51.0%	1	$8.1	$2.6	$10.7
Hays Surgery Center, LLC	Kyle, TX	10/1/2015	27.3%	1	$—	$1.1	$1.1
Stonegate Surgery Center, L.P.	Austin, TX	10/1/2015	52.4%	1	$4.6	$1.8	$6.4
The Outpatient Surgery Center of Hilton Head, LLC ("Hilton Head")	Hilton Head Island, SC	11/1/2015	50.0%	1	$6.7	$0.2	$6.9
Surgery Center of Athens, LLC ("Athens")	Athens, GA	11/30/2015	60.0%	1	$9.1	$1.3	$10.4
				18	$102.0	$14.5	$116.5
(1) All facilities are ASCs unless otherwise noted.
(2) Purchase price for controlling interest acquired.
(3) Purchase price for management agreement rights to manage the facility.

(4) Facilities were previously included in SCA's portfolio but accounted for under the equity method of accounting.  We consolidated these facilities as of January 1, 2015.  A health system partner delegated certain rights to SCA. Cash consideration was not paid due to the delegation of these rights.

(5) We do not currently hold an equity ownership interest in this facility. Instead, we hold a promissory note that is convertible into equity. The percentage represents what our beneficial ownership percentage will be upon conversion of the promissory note. Because this promissory note provides us with the power to direct the activities that most significantly impact the economic performance of this entity, we consolidate this facility into our financial results, as it meets the requirements to be a VIE. See Note 3 “Summary of Significant Accounting Policies — Variable Interest Entities” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

(6) Facility is a surgical hospital.

The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the eighteen consolidated acquisitions closed during the year-ended December 31, 2015 are as follows:

	Preston Plaza	SIU	Parkway	Franklin	Advanced	Arise	Hilton Head	Athens	Other(1)	Total
Current assets
Cash and cash equivalents	$421	$2	$276	$10	$505	$569	$447	$1	$480	$2,711
Accounts receivable	457	860	665	1,730	1,205	5,755	777	980	2,469	14,898
Other current assets	68	267	42	64	103	608	62	14	677	1,905
Total current assets	946	1,129	983	1,804	1,813	6,932	1,286	995	3,626	19,514
Property and equipment	1,665	6,880	732	3,047	1,861	50,439	2,727	1,803	10,993	80,147
Goodwill	6,060	16,774	12,067	31,144	27,160	37,935	9,150	15,500	9,629	165,419
Intangible assets	4,813	2,200	1,960	3,825	3,283	13,744	2,050	2,304	4,943	39,122
Total assets	$13,484	$26,983	$15,742	$39,820	$34,117	$109,050	$15,213	$20,602	$29,191	$304,202

Current liabilities
Accounts payable and other current liabilities	$736	$2,456	$479	$432	$414	$13,743	$750	$995	$3,237	$23,242
Total current liabilities	736	2,456	479	432	414	13,743	750	995	3,237	23,242
Other long-term liabilities	212	5,188	742	42	120	57,974	1,018	3,129	6,910	75,335
Total liabilities	$948	$7,644	$1,221	$474	$534	$71,717	$1,768	$4,124	$10,147	$98,577

(1) Includes Lexington Surgery Center, Ltd., Louisville S.C., Ltd., Premier Surgery Center of Louisville, L.P., Clinton Partners, LLC and Surgery Center of Wilson, LLC.
Intangible assets acquired in 2015, from the above acquisitions, include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$3,990	15.0*
Licenses	$5,772	15.0*
Management agreements	$17,922	15.0*
Noncompete agreements	$11,328	4.5*
Total	$39,012	12.0*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

During the year-ended December 31, 2014, the Company acquired a controlling interest in fifteen ASCs for total consideration of $138.1 million.  We had managed two of these ASCs without an ownership interest prior to acquiring a controlling interest. Four of the fifteen ASCs were acquired through the future Texas JV (see Note 4) and are a VIE for which we are the primary beneficiary. The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the fifteen consolidated acquisitions closed during the year-ended December 31, 2014 are as follows:

Assets
Current assets
Cash and cash equivalents	$2,896
Accounts receivable	8,549
Other current assets	3,066
Total current assets	14,511
Property and equipment	19,692
Goodwill	177,726
Intangible assets	34,497
Total assets	$246,426
Liabilities
Current liabilities
Accounts payable and other current liabilities	$5,981
Total current liabilities	5,981
Other long-term liabilities	15,331
Total liabilities	$21,312

The purchase price allocations for 2015 acquisitions above are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to working capital balances.

Acquisitions of Noncontrolling Interests in Facilities

During the year-ended December 31, 2015, we acquired a noncontrolling interest in nine ASCs for total cash consideration of $33.2 million. These acquisitions are accounted for as equity method investments.  Three of these ASCs were previously managed-only facilities and one was a de novo facility placed into operation.  These acquisitions are described in further detail below.

Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of facilities	Cash Consideration (in millions)
Multi-Specialty Surgery Center, LLC(2)	Indianapolis, IN	3/1/2015	24.8%	1	N/A
Mississippi Medical Plaza, L.C.	Davenport, IA	4/1/2015	27.0%	2	$17.3
Seashore Surgical Institute, L.L.C.	Brick, NJ	4/1/2015	27.0%	1	$3.6
PS Center, LLC(3)	Costa Mesa, CA	4/1/2015	49.0%	1	N/A
Surgicare of Central Jersey, LLC	Watchung, NJ	6/1/2015	27.0%	1	$7.4
Audubon Ambulatory Surgery Center, LLC(4)	Colorado Springs, CO	7/31/2015	18.9%	2	$4.6
IU Health East Washington Ambulatory Surgery Center, LLC(5)	Indianapolis, IN	12/18/2015	25.9%	1	$0.3
				9	$33.2
(1) All facilities are ASCs unless otherwise noted.
(2) $5.2 million paid with withheld distributions.
(3) Converted $4.2 million of debt to equity.
(4) Price paid for equity in predecessor entity prior to transaction.
(5) De novo facility placed into operations.

During the year-ended December 31, 2014, we acquired a noncontrolling interest in seven ASCs for total consideration of $34.2 million. These acquisitions are accounted for as equity method investments. Two of these ASCs were previously managed-only facilities.

Also during the year-ended December 31, 2014, we contributed an existing equity method investment to another entity in which we have an equity method investment that is controlled by a health system partner. In conjunction with the contribution, we recognized a $1.9 million gain relating to the remeasurement of a portion of the investment to fair value. This gain is included in (Gain) loss on sale of investments in the accompanying consolidated statements of operations.

Deconsolidations

During the year-ended December 31, 2015, we deconsolidated one facility as a result of other parties obtaining substantive rights. We retained a noncontrolling interest in this affiliate. We recorded an immaterial loss related to this deconsolidation which was primarily related to the revaluation of our investment in this affiliate to fair value. We also wrote off approximately $4.1 million of goodwill related to the deconsolidation.

During the year-ended December 31, 2014, we completed two separate deconsolidation transactions. In one transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value.  In the other transaction, we agreed to sell our ownership interest in an ASC in Santa Monica, California at a later date.  In conjunction with this transaction, the operating agreement of this affiliate was amended on October 1, 2014 to remove SCA’s control rights until the date of the sale.  As a result of removing SCA’s control rights, the facility became a nonconsolidated affiliate.  We recorded a pre-tax gain of approximately $2.7 million. The net loss on these transactions is recorded in (Gain) loss on sale of investments in the accompanying consolidated statement of operations.

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

Closures and Sales

During the year-ended December 31, 2015, we closed six consolidated ASCs.  One of these ASCs closed during the second quarter and was sold during the third quarter.  A pre-tax gain of approximately $1.3 million related to this transaction was recorded in Gain on sale of investments in the accompanying consolidated statement of operations.  We also wrote off approximately $1.5 million of goodwill related to this transaction.  A pre-tax loss of approximately $1.4 million related to the closure of another one of these consolidated ASCs was recorded in Gain on sale of investments in the accompanying consolidated statements of operations.  The operations of another consolidated ASC that closed during the second quarter was absorbed into an existing SCA consolidated facility.  There were no material gains or losses recorded related to this closure or the other three consolidated closures.  We also closed three nonconsolidated ASCs in 2015, two of which were combined into the operations of existing SCA facilities.  There were no material gains or losses recorded related to these closures.

During the year-ended December 31, 2014, we closed six facilities. Two consolidated facilities were closed in the first quarter of 2014, and their operations were absorbed into existing SCA consolidated facilities. We impaired $0.5 million of property and equipment and intangible assets related to these two closed facilities in the first quarter. One consolidated facility ceased operations in July 2014 and an impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets related to this facility. These impairments are recorded in Loss from discontinued operations, net of income tax expense on the Company’s consolidated statements of operations.  One consolidated facility ceased operations in December 2014. Two nonconsolidated facilities were closed in the second half of 2014, and their operations were absorbed into two existing SCA nonconsolidated facilities. The losses related to these closures were immaterial.

During the year-ended December 31, 2013, we closed two consolidated facilities. We recorded a pre-tax loss of approximately $1.4 million as a result of the closures. The loss on the transactions is recorded in the Loss from discontinued operations, net of income tax in the accompanying consolidated statements of operations.

During the year-ended December 31, 2015, we sold our entire ownership interest in an ASC that we held as an equity method investment for $7.6 million.  We continued to provide management services to the facility for a period of time after the sale, but we no longer provided those services as of December 31, 2015.  During the year-ended December 31, 2015, we also sold our entire interest in a consolidated surgical hospital for $0.3 million and the real estate owned by the surgical hospital for $10.8  million.  We recorded a pre-tax gain of approximately $2.1 million related to this transaction in the Loss from discontinued operations, net of income tax in the accompanying consolidated statement of operations.  The surgical hospital and its real estate were placed into discontinued operations in 2014.  We sold one consolidated ASC during the third quarter of 2015 and recorded a pre-tax loss of approximately $0.4 million related to this transaction in Gain (loss) on sale of investments in the accompanying consolidated statement of operations.  We also wrote off approximately $1.0 million of goodwill related to this sale.  Additionally, we sold the real estate of an ASC located in Wilson, North Carolina for approximately $2.0 million.

During the year-ended December 31, 2014, we sold all of our interest in one consolidated ASC and two nonconsolidated ASCs. We recorded a pre-tax gain of approximately $0.4 million as a result of the sales. The gain on these transactions is recorded in (Gain) loss on sale of investments in the accompanying consolidated statement of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

During the year-ended December 31, 2013, we sold all of our interest in two consolidated ASCs and one nonconsolidated ASC, all of which we continued to manage as managed-only facilities, for aggregate consideration of $1.3 million. We recorded a pre-tax loss of approximately $8.4 million as a result of the sale. The loss on this transaction is recorded in the Gain (loss) on sale of investments in the accompanying consolidated statement of operations. Our continuing involvement as manager of these facilities precluded classification of these transactions as discontinued operations.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2015 had been made on January 1, 2014, and for 2014 had been made on January 1, 2013. The pro forma information is based on the Company’s consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014 and 2013. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Net operating revenues	$1,128,903	$1,006,096	$923,904
Income from continuing operations	282,390	171,596	75,131

Consolidated acquisitions closed during 2015 contributed Net operating revenues of $80.6 million and Income from continuing operations of $9.2 million for the year-ended December 31, 2015. Nonconsolidated acquisitions closed during 2015 contributed $2.9 million to Equity in net income of nonconsolidated affiliates for the year-ended December 31, 2015.

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

Variable Interest Entities

In order to determine if we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At December 31, 2015 and as further described below, we had four VIE groups: the Future Texas JV, the Kentucky JVs, the Michigan JV and the Hilton Head JV.

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

In November 2015, we acquired a controlling interest in an ASC located in Hilton Head Island, South Carolina (the “Hilton Head JV”).  As a result of the powers granted us in the management services agreement, we have determined that the Hilton Head JV is a VIE for which we are the primary beneficiary.  Accordingly, we consolidate the Hilton Head JV.

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

On April 9, 2015, HealthSouth exercised the HealthSouth Option and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, $11.7 million of expense was included in HealthSouth option expense on our consolidated statement of operations for the year-ended December 31, 2015.

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

During the quarter ended March 31, 2014, we recorded corrections to increase Loss on sale of investments by $1.0 million related to the sale of our investment in a consolidated facility during the year ended December 31, 2013, as well as a correction to increase Equity in net income of nonconsolidated affiliates by $0.2 million in connection with the sale of equity interests in a nonconsolidated facility during the year ended December 31, 2012. During the quarter ended September 30, 2014, we recorded corrections to increase Gain on sale of investments by approximately $2.8 million related to the sale of our interest in equity method facilities during prior years. We do not believe that these corrections are material to our previously issued financial statements.

The consolidated statements of operations for the year-ended December 31, 2013 include reclassifications totaling $0.7 million within Supplies and Other operating expenses to conform the December 31, 2013 presentation to the current presentation.

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

Certain of our operating agreements have termination dates by which the agreement expires by its terms. In these situations, if we wish to continue the business, we would attempt to negotiate an amendment to the agreement and if necessary, to renegotiate material terms of the agreement, to prevent such termination. None of our operating agreements have termination dates in 2016.

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

As discussed in Note 17, Commitments and Contingent Liabilities, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations and cash flows.

Revenue Recognition

Our revenues consist primarily of net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state payors (primarily, the Medicare and Medicaid programs), commercial health plans, workers’ compensation programs and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

During each of the years-ended December 31, 2015, 2014 and 2013, approximately 65%, 62% and 61%, respectively, of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2015, 2014 and 2013, approximately 22%, 23% and 23%, respectively, of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2015, 2014 and 2013, approximately 9%, 10% and 11%, respectively, of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities at rates that are higher than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control, and in a number of states payment rates have been or could be reduced.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

Our revenues also include Management fee revenues representing fees that we earn from providing management services to facilities that we do not consolidate for financial reporting purposes. Management fee revenues are determined in accordance with the provisions of management agreements between SCA and the facility, and the fee for our management services is generally a defined percentage of the facility’s net patient revenues.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits reduced by the amount of outstanding checks and drafts where the right of offset exists for these bank accounts. As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in current liabilities as Other current liabilities of $3.4 million at December 31, 2014. There were no such balances at December 31, 2015. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has not experienced any losses on such deposits.

Restricted Cash

As of December 31, 2015 and 2014, we had approximately $26.1 million and $24.1 million, respectively, of restricted cash in affiliate cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other Company cash and be used only to fund the operations of the partnership.

Accounts Receivable

We report accounts receivable at estimated net realizable amounts from services rendered from federal and state payors (primarily the Medicare and Medicaid programs), commercial health plans, workers’ compensation programs, employers and patients. Our accounts receivable are geographically dispersed, but a significant portion of our accounts receivable are concentrated by type of payor. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable, as of the end of each of the reporting periods, is as follows:

	AS OF DECEMBER 31,
	2015	2014
Commercial health plan payors	63%	59%
Medicare	15	14
Workers’ compensation	11	14
Medicaid	3	3
Patients and other third-party payors	8	10
Total	100%	100%

Revenues and accounts receivable from government payors are significant to our operations; however, we do not believe that there are significant credit risks associated with these government payors.

Revenue and accounts receivable from commercial health plan payors are also significant to our operations. Because the category of commercial health insurance plans is composed of numerous individual payors which are geographically dispersed, our management does not believe that there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts that we estimate we will collect.

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage and reimbursement.

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

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. No interest was capitalized during the years-ended December 31, 2015, 2014 and 2013.

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

In 2015 and 2013, we evaluated our reporting units for goodwill impairment using a two-step process. We have six operating segments, which are aggregated into one reportable segment. Our six operating segments are generally organized geographically.

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

In 2015, we determined recoverability of goodwill by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, industry economic factors and future business strategy. All assumptions are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted.

Based on the 2015 test, there is one reporting unit that the estimated fair value exceeds, but does not substantially exceed, its carrying value. The goodwill attributable to this reporting unit was $237.8 million as of December 31, 2015. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

For 2014, we performed a qualitative assessment because management estimated the fair value to significantly exceed the carrying value. In the qualitative assessments, we weighed the relative impact of factors that are specific to us, as well as industry and macroeconomic factors. The factors specific to us that were considered included financial performance and changes to the carrying value since the most recent impairment test. We also considered growth projections from independent sources and significant developments within our industry. We determined that the impact of macroeconomic factors on the most recent impairment tests would not significantly affect the estimated fair value. Based on this qualitative assessment, considering the aggregation of these factors, we concluded that it is not more-likely-than-not that the fair value of the operating segments exceeded the carrying amounts and, therefore, performing the two-step impairment test was unnecessary.

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

Impairment of Long-Lived Assets and Other Intangible Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives on an annual basis and whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

We amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2015, none of our definite useful lived intangible assets had an estimated residual value. As of December 31, 2015, we did not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

YEARS
Certificates of need	10 to 30
Favorable contracts	4
Favorable lease obligations	5
Licenses	15 to 20
Management agreements	3 to 15
Noncompete agreements	2 to 15

For the years-ended December 31, 2015, 2014 and 2013, we recorded on our consolidated statements of operations within Equity in net income of nonconsolidated affiliates amortization expense of $1.4 million, $23.2 million and $25.9 million, respectively, for definite-lived intangible assets attributable to equity method investments.

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

During 2015, we received an aggregate amount of $11.2 million of cash proceeds related to the planned sale of a portion of an equity method investment that was initially acquired on December 31, 2014. These transactions had an immaterial impact on Gain on sale of investments in our consolidated statement of operations. The proceeds from these transactions are included in Proceeds from sale of equity interests of nonconsolidated affiliates in our consolidated statement of cash flows.

Other than Temporary Impairments

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

As of December 31, 2015 and 2014, we held interest rate swaps to hedge the interest rate risk on a portion of our long-term debt. These swaps were historically designated as a cash flow hedge; however, in 2013, we de-designated these instruments. The de-designation resulted in the reclassification of all amounts related to the cash flow hedges in Accumulated other comprehensive loss to be reclassified to Interest expense. Prior to de-designation, all changes in the fair value of these interest rate swaps were reported in other comprehensive income on the consolidated statement of changes in equity. Net cash settlements on our interest rate swaps are included in investing activities in our consolidated statements of cash flows. For additional information regarding these interest rate swaps, see Note 9, Long-Term Debt.

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

Discontinued Operations

Components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on our operations or financial results are reported as discontinued operations. We reclassify the results of operations for current and prior periods into a single caption titled Loss from discontinued operations, net of income tax expense. In addition, assets and liabilities associated with facilities that qualify for reporting as discontinued operations are reflected in the consolidated balance sheets as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Assets and Liabilities Held for Sale

We classify components of entities as held for sale when management is committed to selling components of an entity within twelve months and the entity does not also qualify for reporting as discontinued operations. The applicable assets and liabilities associated with an entity are reflected in the accompanying consolidated balance sheets as of December 31, 2015 as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale.

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

Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
In thousands	2015	2014	2013
Weighted average shares outstanding	39,360	38,477	31,688
Dilutive effect of equity-based compensation plans	1,374	1,481	—
Weighted-average shares outstanding, assuming dilution	40,734	39,958	31,688

The shares used reflect the conversion to a Delaware corporation discussed in Note 1 for all periods. All dilutive share equivalents are reflected in our earnings per share calculations. Antidilutive share equivalents are not included in our EPS calculations. In periods of loss, shares that otherwise would have been included in our diluted weighted-average shares outstanding computation are excluded. The number of excluded shares for the year-ended December 31, 2013 is 216,682.

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

Distribution

On September 16, 2013, we declared a cash distribution of approximately $0.24 per outstanding membership unit, resulting in a total distribution to our membership unit holders of $74.9 million. The distribution was payable promptly after the date on which it was declared. In addition, on September 16, 2013, the board of directors of the Company resolved to pay a cash bonus to eligible holders of vested options and restricted equity units of approximately $0.24 per vested option or restricted equity unit, as applicable, resulting in a total bonus payment of $4.6 million, and to reduce the exercise price of any such holder’s unvested options by approximately $0.24 per unvested option. The cash bonus payment was recorded as compensation expense in the third quarter of 2013. We record stock compensation expense over the remaining vesting periods related to the adjustment to unvested options.

Recent Revisions to Authoritative Guidance

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the consolidated statements of financial position. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt ASU 2015-17 on December 31, 2015. ASU 2015-17 did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows. All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments.  This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Early adoption is permitted and we have chosen to adopt this ASU prospectively as of September 30, 2015. This ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This standard clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  This ASU should be adopted concurrent with ASU 2015-03 which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU became effective for the Company on January 1, 2016.  The provisions should be applied on a retrospective basis as a change in accounting principle. We do not believe this ASU will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. This ASU became effective for the Company on January 1, 2016. We are currently evaluating the potential impact of this standard on our consolidated financial position, results of operations and cash flows.

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

At December 31, 2015 and December 31, 2014, we consolidated four VIE groups and one VIE group, respectively, for which we were the primary beneficiary. As of December 31, 2015, we consolidated a total of 16 facilities among the four VIE groups, the details of which are as follows:

	# of Consolidated Facilities	# of Consolidated Facilities
VIE Group	as of December 31, 2015	as of December 31, 2014
Future Texas JV	11	10
Kentucky JVs	3	—
Michigan JV	1	—
Hilton Head JV	1	—

The carrying amounts and classifications of the assets and liabilities of the VIE groups, which are included in our December 31, 2015 and December 31, 2014 consolidated balance sheets, were as follows:

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$17,515	$12,396
Other current assets	4,922	2,236
Total current assets	22,437	14,632
Property and equipment, net	35,325	20,829
Goodwill	91,777	69,330
Intangible assets	18,294	12,663
Total assets	$167,833	$117,454
Liabilities
Current liabilities
Accounts payable and other current liabilities	$18,445	$11,402
Total current liabilities	18,445	11,402
Other long-term liabilities	22,574	12,403
Total liabilities	$41,019	$23,805

The assets of the consolidated VIE groups can only be used to settle the obligations of the VIE groups. The creditors of the VIE groups have no recourse to us, with the exception of $4.0 million and $3.4 million of debt guaranteed by us at December 31, 2015 and December 31, 2014, respectively.

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	AS OF DECEMBER 31,
	2015	2014
Accounts receivable	$146,704	$110,977
Less: Allowance for doubtful accounts	(17,045)	(10,448)
Accounts receivable, net	$129,659	$100,529

The following is the activity related to our allowance for doubtful accounts:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Balance at beginning of period	$10,448	$10,393	$5,698
Provision for doubtful accounts	17,195	14,051	14,208
Deductions and accounts written off	(10,598)	(13,996)	(9,513)
Balance at end of period	$17,045	$10,448	$10,393

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF DECEMBER 31,
	2015	2014
Land	$15,410	$17,081
Buildings	93,055	42,667
Leasehold improvements	76,878	53,890
Furniture, fixtures and equipment	200,530	180,270
	385,873	293,908
Less: Accumulated depreciation	(99,678)	(99,111)
	286,195	194,797
Construction in progress	10,636	14,845
Property and equipment, net	$296,831	$209,642

The amount of depreciation expense, amortization expense and accumulated amortization relating to assets under capital lease obligations, and rent expense under operating leases is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Depreciation expense	$42,149	$34,796	$28,808
Assets under capital lease obligations:
Buildings	$77,205	$19,279	$17,062
Equipment	42,008	31,898	28,484
	119,213	51,177	45,546
Accumulated depreciation	(34,469)	(22,930)	(16,588)
Assets under capital lease obligations, net	$84,744	$28,247	$28,958
Amortization expense	$9,800	$7,753	$5,991
Rent Expense:
Minimum rent payments	$29,268	$24,419	$21,986
Contingent and other rents	13,625	10,727	9,596
Total rent expense	$42,893	$35,146	$31,582

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2034. We also lease certain buildings and equipment under capital leases expiring at various dates through 2033. Operating leases generally have 3 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $0.7 million, $0.5 million and $0.6 million for the years-ended December 31, 2015, 2014 and 2013, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets.

Our facilities lease land, buildings and equipment, with most leases being for terms of three to ten years. On April 4, 2014, the Company entered into a new lease agreement that resulted in the relocation of our Birmingham, Alabama office to Brookwood Village Center in Birmingham, Alabama. This lease, which commenced on December 1, 2014, is for an initial term of 10.5 years. The lease for our previous Birmingham, Alabama office, which commenced on March 1, 2008, expired on March 31, 2015.  We do not intend to renew this lease upon expiration.

Future minimum lease payments at December 31, 2015 for those leases of the Company and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

		CAPITAL
	OPERATING	LEASE
YEAR ENDING DECEMBER 31,	LEASES	OBLIGATIONS	TOTAL
2016	$30,301	$15,438	$45,739
2017	24,968	13,683	38,651
2018	22,484	11,903	34,387
2019	19,327	9,959	29,286
2020	15,268	8,501	23,769
2021 and thereafter	58,724	77,922	136,646
	$171,072	137,406	$308,478
Less: interest portion		(52,854)
Obligations under capital leases		$84,552

Obligations Under Lease Guarantees

In conjunction with the sale of certain facilities in prior years, the leases of certain properties were assigned to the purchasers and, as a condition of the lease, the Company is a guarantor on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against the Company. We have not recorded a liability for these guarantees because we do not believe it is probable that we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of December 31, 2015, the Company has not been required to perform under any such lease guarantees.

The Company has provided guarantees related to operating leases of nonconsolidated affiliates in the amount of $31.6 million as of December 31, 2015.

Impairment of Long-Lived Assets

During 2015, 2014 and 2013, we examined our long-lived assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of its long-lived assets. Based on this review, $0.6 million of impairment charges were recorded for each of the years-ended December 31, 2015 and 2014. These impairments are recorded in Impairment of intangible and long-lived assets in the Company’s consolidated statements of operations.  Also, an impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets. This impairment is recorded in Loss from discontinued operations, net of income tax expense in the Company’s consolidated statements of operations. No material impairment charges were recorded for the year-ended December 31, 2013. For all periods presented, the fair value of the impaired long-lived assets at our facilities was determined primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and the cost approach.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements and management agreements. We had no accumulated impairment of goodwill for the years ended December 31, 2015 or December 31, 2014.

The following tables show changes in the carrying amount of goodwill for the years-ended December 31, 2015 and December 31, 2014:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2015	2014
Balance at beginning of period	$902,391	$745,036
Acquisitions (Note 2)	165,419	177,726
Deconsolidations (Note 2)	(4,148)	(22,018)
Sales	(2,503)	(454)
Closure and other	(71)	2,101
Balance at end of period	$1,061,088	$902,391

We performed impairment reviews as of October 1, 2015, 2014 and 2013, and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets:

	AS OF DECEMBER 31,
	2015	2014
Certificates of need
Gross carrying amount	$22,114	$18,250
Accumulated amortization	(10,455)	(9,237)
Net	$11,659	$9,013
Management agreements
Gross carrying amount	$79,773	$61,905
Accumulated amortization	(23,972)	(19,231)
Net	$55,801	$42,674
Licenses
Gross carrying amount	$20,980	$15,338
Accumulated amortization	(3,472)	(2,091)
Net	$17,508	$13,247
Noncompete agreements
Gross carrying amount	$34,816	$24,039
Accumulated amortization	(10,596)	(4,711)
Net	$24,220	$19,328
Total other intangible assets
Gross carrying amount	$157,683	$119,532
Accumulated amortization	(48,495)	(35,270)
Net	$109,188	$84,262

During 2015, 2014 and 2013, we examined our intangible assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of their long-lived assets. In all periods presented, no impairment charge was deemed necessary for intangible assets.

For the years-ended December 31, 2015, December 31, 2014 and December 31, 2013, we recorded $1.4 million, $23.2 million and $25.9 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

Amortization expense for other intangible assets is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Amortization expense	$14,276	$10,114	$6,651

Total estimated amortization expense for our other intangible assets for the next five years is as follows:

ESTIMATED
AMORTIZATION
YEAR ENDING DECEMBER 31,	EXPENSE
2016	$15,762
2017	15,125
2018	14,982
2019	12,317
2020	9,750

NOTE 8 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

As of December 31, 2015, Investment in and advances to nonconsolidated affiliates represents Surgical Care Affiliates’ investment in 68 partially owned entities, most of which are general partnerships, LPs, LLPs, LLCs or joint ventures in which SCA or one of our subsidiaries is a general or limited partner, managing member, member or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Accordingly, we account for these affiliates using the equity method. Our ownership percentage in these affiliates generally ranged from 5% to 50% as of December 31, 2015. Our investment in these affiliates is an integral part of our operations.

During the year-ended December 31, 2015, we deconsolidated one facility as a result of other parties obtaining substantive rights. We retained a noncontrolling interest in this affiliate. We recorded an immaterial loss related to this deconsolidation which was primarily related to the revaluation of our investment in this affiliate to fair value. We also wrote off approximately $4.1 million of goodwill related to the deconsolidation.

During the year-ended December 31, 2014, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. In the other transaction, we agreed to sell our entire interest in an ASC in Santa Monica, California at a later date.  In conjunction with this transaction, the operating agreement of this affiliate was amended on October 1, 2014 to remove SCA’s control rights until the date of the sale.  As a result of the removal of SCA’s control rights, the facility became a nonconsolidated affiliate.  We recorded a pre-tax gain of approximately $2.7 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The net loss on these transactions is recorded in (Gain) loss on sale of investments in the accompanying consolidated statements of operations.

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

During 2015, we recorded $5.2 million of impairment to our investments in nonconsolidated affiliates due to declines in the expected future cash flows of three nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. The declines in the expected future cash flows were caused by events specific to each impacted facility, as further described below. The impairments included:

●	a $3.1 million impairment on our investment in PS Center, LLC related to insufficient forecasted growth at the facility;
●	a $1.4 million impairment on our investment in Glendale Endoscopy Center, LLC related to insufficient forecasted growth at the facility;
●	a $0.5 million impairment on our investment in Lackawanna Physicians Ambulatory Surgery Center, LLC related to insufficient forecasted growth at the facility; and
●	a $0.2 million impairment on our investment in Emerald Coast Surgery Center, L.P. related to insufficient forecasted growth at the facility.

Also during 2015, we recorded an impairment charge of $4.1 million due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable.  This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statement of operations.

During 2014 and 2013, we recorded $0.3 million and $6.1 million, respectively, of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of nonconsolidated affiliates that we determined to be other than temporary. These impairments are included in Equity in net income of nonconsolidated affiliates.

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

We account for investments in nonconsolidated affiliates primarily using the equity method of accounting. The difference between the carrying amount of the investment and the underlying equity in net assets was $59.0 million and $67.7 million at December 31, 2015 and 2014, respectively, and is primarily attributable to goodwill and other intangible assets. Our investments consist of the following:

	AS OF DECEMBER 31,
INVESTMENT IN AND ADVANCES TO NONCONSOLIDATED AFFILIATES:	2015	2014
Beginning balance	$194,610	$168,824
Share of income(1)	49,867	32,564
Share of distributions	(58,547)	(53,328)
Acquisitions	42,403	36,021
Conversion to/from investments in nonconsolidated affiliates	(458)	8,238
Sale/closure of investments in nonconsolidated affiliates	(19,168)	(1,947)
Other	7,404	4,238
Total investment in and advances to nonconsolidated affiliates	$216,111	$194,610
(1)	Includes $9.3 million and $0.3 million of impairments at December 31, 2015 and 2014, respectively, as previously noted.

Included in the 2015 and 2014 Share of income amount above is amortization expense of $1.4 million and $23.2 million, respectively, for definite-lived intangible assets attributable to equity method investments.

The following summarizes the combined assets, liabilities and equity of our nonconsolidated affiliates (on a 100% basis):

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Assets
Current	$228,103	$205,917
Noncurrent	312,500	183,311
Total assets	$540,603	$389,228
Liabilities
Current	$67,626	$54,863
Noncurrent	64,874	58,800
Total liabilities	132,500	113,663
Partners’ capital and shareholders’ equity
Surgical Care Affiliates	155,802	126,425
Outside parties	252,301	149,140
Total partners’ capital and shareholders’ equity	408,103	275,565
Total liabilities and partners’ capital and shareholders’ equity	$540,603	$389,228

The following summarizes the combined condensed results of operations of our nonconsolidated affiliates:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Net operating revenues:
Net patient revenues	$749,780	$659,367	$600,600
Other revenues	8,078	5,884	5,166
Total net operating revenues	757,858	665,251	605,766
Operating expenses:
Salaries and benefits	161,333	140,365	128,892
Supplies	133,885	111,833	99,299
Other operating expenses	164,240	141,872	123,052
Depreciation and amortization	28,087	21,765	17,281
Total operating expenses	487,545	415,835	368,524
Operating income	270,313	249,416	237,242
Interest expense, net of interest income	2,474	2,254	1,627
Loss on sale of investments	—	—	22
Income from continuing operations before income tax expense	$267,839	$247,162	$235,593
Net income	$267,802	$247,097	$235,522

NOTE 9 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	AS OF DECEMBER 31,
	2015	2014
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$15,000	$—
New Term Loan Facility due 2022	446,625	—
Discount of New Term Loan due 2022	(1,372)	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility (excluding letters of credit issued thereunder)	—	—
Class B Term Loan due 2017	—	212,224
Class C Term Loan due 2018	—	384,150
Discount of Class C Term Loan	—	(452)
6.00% Senior Notes due 2023	250,000	—
Discount of Senior Notes due 2023	(3,965)	—
Notes payable to banks and others	99,707	64,634
Capital lease obligations	84,552	29,253
	890,547	689,809
Less: Current portion	(32,503)	(24,690)
Long-term debt, net of current portion	$858,044	$665,119

The following chart shows scheduled principal payments due on long-term debt, including capital leases, for the next five years and thereafter:

Year Ending December 31,
2016	$32,503
2017	45,427
2018	25,499
2019	20,279
2020	24,695
Thereafter	742,144
Total	$890,547

The following table provides information regarding our total Interest expense presented in our consolidated statements of operations for both continuing and discontinued operations:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Continuing operations:
Interest expense	$40,759	$29,831	$56,311
Amortization of bond issue costs	1,352	2,954	3,891
Total interest expense and amortization of bond issue costs for continuing operations	42,111	32,785	60,202
Discontinued operations:
Interest expense	159	280	414
Total interest expense for discontinued operations	159	280	414
Total interest expense and amortization of bond Issue costs	$42,270	$33,065	$60,616

Capital Lease Obligations

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.3% to 13.0% based on the incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership of the equipment during the term of the lease and with a variety of both small and large real estate owners.

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

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  We believe that we were in compliance with the covenants contained in the Indenture as of December 31, 2015.

New Credit Facilities

On March 17, 2015, we entered into the New Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the New Term Loan Facility and the New Revolving Credit Facility. The New Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow us to add one or more incremental term loan facilities to the New Term Loan Facility and/or increase the revolving commitments under the New Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the New Credit Agreement.  The interest rate on the New Term Loan Facility was 4.25% at December 31, 2015.

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

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
New Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
New Term Loan Facility due 2022	2.25% (with a base rate floor of 2.00%)	3.25% (with a LIBOR floor of 1.00%)

There was $15.0 million and no outstanding balance under the New Revolving Credit Facility or the revolving credit facility of the Old Credit Facilities as of December 31, 2015 or December 31, 2014, respectively, other than $4.2 million and $2.9 million, respectively, of letters of credit. As of December 31, 2015, the New Revolving Credit Facility had a capacity of $230.8 million.

Any utilization of the New Revolving Credit Facility in excess of $15.0 million will be subject to compliance with a total leverage ratio test. At December 31, 2015, we had approximately $4.2 million in letters of credit outstanding that utilize capacity under the New Revolving Credit Facility.  We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the New Revolving Credit Facility.

The New Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the New Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The New Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the New Credit Agreement. Payment was not required as of December 31, 2015. Additionally, the New Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The New Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of December 31, 2015.

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

Old Credit Facility

With respect to the Old Credit Facility, as of December 31, 2014, we had $596.4 million outstanding under the senior secured term loan facility consisting of the following:

●	$212.2 million under the Class B Term Loan due December 30, 2017. The interest rate on the Class B Term Loan was 4.26% at December 31, 2014.
●	$384.2 million under the Class C Term Loan (as defined below) due June 30, 2018. The interest rate on the Class C Term Loan was 4.00% at December 31, 2014.

We were required to repay the Class B Term Loan and the Class C Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining amount payable in full on the maturity date.

Borrowings under each portion of the Old Credit Facility bore interest at a base rate or at the London interbank market for the interest period relevant to such borrowings (“LIBOR”), as elected by SCA, plus an applicable margin. The base rate was determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds effective rate plus 0.50%. The LIBOR rate was determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. Interest payments, along with the installment payments of principal, were required to be made at the end of each quarter. The following table outlines the applicable margin for each portion of the Old Credit Facility.

	Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Class B Revolving Credit Facility	2.50%	3.50%
Class B Term Loan	3.00%	4.00%
Class C Term Loan	2.00% or 2.25% (with a base rate floor of 2.00%) depending upon the total leverage ratio	3.00% or 3.25% (with a LIBOR floor of 1.00%) depending upon the total leverage ratio

There was no outstanding balance under the old senior secured revolving credit facility (the “Class B Revolving Credit Facility”) as of December 31, 2014 or December 31, 2013 other than $2.9 million and $1.7 million, respectively, of letters of credit. As of December 31, 2014 the Class B Revolving Credit Facility had a capacity of $132.3 million with a maturity date of June 30, 2016.

On June 29, 2013, our Class A Revolving Credit Facility was terminated in connection with our decision not to renew it.

2013 Amendment to the Old Credit Facility

In the second quarter of 2013, we amended our credit agreement (the “Amended Credit Agreement”) related to the Old Credit Facility. The Amended Credit Agreement provided for a Class C Term Loan Facility (“Class C Term Loan”) of $384.2 million ($383.7 million, net of discount) as of December 31, 2014. The Class C Term Loan was scheduled to mature on June 30, 2018. We utilized the proceeds of the Class C Term Loan plus $8.7 million in cash to extinguish the Senior PIK-election Notes, the Class A Term Loan and the Incremental Term Loan. The applicable margin for borrowings under the Class C Term Loan was (i) 2.25% with respect to base rate borrowings (with a base rate floor of 2.00%) and (ii) 3.25% with respect to LIBOR borrowings (with a LIBOR floor of 1.00%). The interest rate on the Class C Term Loan was 4.00% at December 31, 2014. Quarterly amortization payments were made in an amount equal to 0.25% of the original principal amount of the Class C Term Loan.

We incurred a loss on extinguishment of debt of $3.8 million in connection with the settlement of existing debt due to the closing of the Class C Term Loan during 2013.

The Old Credit Facility was guaranteed by the Company and certain of SCA’s direct 100% owned domestic subsidiaries (the “Guarantors”), subject to certain exceptions, and borrowings under the Old Credit Facility were secured by a first priority security interest in all equity interests of SCA and of each 100% owned domestic subsidiary directly held by SCA or a Guarantor. The Credit Facility generally restricted SCA and SCA’s restricted subsidiaries’ ability to, among other things:

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

The Company believed that it and SCA were in compliance with these covenants as of December 31, 2014. The Amended Credit Agreement contained a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Amended Credit Agreement. No such prepayment was required at December 31, 2014.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At December 31, 2015, interest rate swaps of $190.0 million remained outstanding. The remaining aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the consolidated statements of operations. At December 31, 2015 and December 31, 2014,  $1.1 million and $1.4 million, respectively, was included in Other current liabilities in the consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. At December 31, 2014, $0.8 million was included in Other long-term liabilities in the consolidated balance sheets based on the fair value of the derivative instruments. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the year-ended December 31, 2015, the liability related to the swaps decreased by $1.1 million due to $1.4 million of swap settlements and a $0.3 million increase in the change in fair value. During the year-ended December 31, 2015, the Company recorded losses of approximately $0.3 million within Interest expense due to changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of December 31, 2015. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

Other Debt

Certain partnerships included in the Company’s consolidated financial statements have loans with financial institutions and other parties, included above in notes payable to banks and others. These loans mature at various dates through 2030 and accrue interest at fixed and variable rates typically ranging from 2.2% to 10.0%.

NOTE 10 — NONCONTROLLING INTERESTS

The following table shows the breakout of net loss attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$116,105	$41,335	$(42,014)
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(784)	(9,355)	(9,330)
Net income (loss), net of tax, attributable to Surgical Care Affiliates	$115,321	$31,980	$(51,344)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Net income (loss) attributable to Surgical Care Affiliates	$115,321	$31,980	$(51,344)
(Decrease) increase in equity due to sales to noncontrolling interests	(2,050)	(1,121)	2,056
(Decrease) increase in equity due to purchases from noncontrolling interests	(1,214)	798	(1,394)
Change from net loss attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$112,057	$31,657	$(50,682)

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

The activity relating to the Company’s noncontrolling interests — redeemable is summarized below:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Balance at beginning of period	$15,444	$21,902	$21,709
Net income attributable to noncontrolling interests-redeemable	28,504	22,605	24,138
Net change in equity related to amendments in agreements with noncontrolling interests	504	—	(1,050)
Net change related to purchase of ownership interests	2,095	(4,150)	581
Contributions from noncontrolling interests	—	—	1,622
Change in distribution accrual	311	(1,300)	(433)
Distributions to noncontrolling interests-redeemable	(24,869)	(23,613)	(24,665)
Balance at end of period	$21,989	$15,444	$21,902

NOTE 11 — FAIR VALUE

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at each of December 31, 2015 and December 31, 2014.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	December 31, 2015
	Fair Value Measurements Using
				Total Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.1	$—	$1.1	I
Other long-term liabilities	—	—	$—	—	I
Total liabilities	$—	$1.1	$—	$1.1

	December 31, 2014
	Fair Value Measurements Using			Total
				Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.4	$—	$1.4	I
Other long-term liabilities	—	0.8	$—	0.8	I
Total liabilities	$—	$2.2	$—	$2.2
(1)	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

During 2015, we recorded $5.2 million of impairment to our investments in nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates in our consolidated statement of operations.

The investments in nonconsolidated affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
December 31, 2015	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliates	$5.5	—	—	$5.5	$5.2

During 2013, we recorded $4.6 million of impairment to our investments in a nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates.

The investment in nonconsolidated affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs	Total Losses
December 31, 2013	as of:	(Level 1)	(Level 2)	(Level 3)	Year-ended:
Investment in nonconsolidated affiliates	$6.4	—	—	$6.4	$4.6

Also during 2013, we recorded an impairment charge of $1.5 million during 2013 for an investment in a nonconsolidated affiliate. In conjunction with the deconsolidation of this affiliate (as described in Note 2), we adjusted the investment to fair value. The fair value of the investment in the nonconsolidated affiliate was determined based on the estimated fair value using valuations techniques that included recent market transactions.

The investment in nonconsolidated affiliate measured at fair value on a nonrecurring basis was as follows (in millions):

Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs	Total Losses
June 30, 2013	as of:	(Level 1)	(Level 2)	(Level 3)	Year-ended:
Investment in nonconsolidated affiliate	$2.9	—	—	$2.9	$1.5

The inputs used by the Company in estimating the value of Level 3 Investment in nonconsolidated affiliates above may include the market multiple of EBITDA, weighted average cost of capital (“WACC”), revenue growth rates and exit price. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding the significant unobservable input used in the estimation of Level 3 fair value measurement (in millions).

	Level 3 Assets
	as of	Significant Unobservable
Level 3 Investment in nonconsolidated affiliates	December 31, 2015	Input	Range of Inputs
Market Approach	$5.5	Multiple of EBITDA	7.0x Multiple

	Level 3 Assets
	as of
Level 3 Investment in nonconsolidated affiliates	December 31, 2013	Significant Unobservable Inputs	Range of Inputs
Income Approach	$6.4	WACC	11.4% - 15%
		Revenue growth rates	0.0% - 3.0%

	Level 3 Assets
	as of
Level 3 Investment in nonconsolidated affiliate	June 30, 2013	Significant Unobservable Input	Range of Inputs
Market Approach	$2.9	Exit price(a)	$2.9
(a)	The exit price was determined using the amount stated in a firm offer letter for the investment.

Impairment charges of $0.6 million were recorded during the years-ended December 31, 2015 and 2014 for intangible and long-lived assets. These impairments are recorded in Impairment of intangible and long-lived assets in the Company’s consolidated statements of operations.  Also, an impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets. This impairment is recorded in Loss from discontinued operations, net of income tax expense in the Company’s consolidated statements of operations. A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charge recorded in 2014, as management determined its intent to sell or close the impacted facility. No impairment charges for intangible and long-lived assets were recorded during the year-ended December 31, 2013. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term liabilities in our consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics of those issues, including short-term maturities, call features and rates that are reflective of current market rates. As the inputs are not observable, the fair values are in level 3 of the fair value hierarchy. For our long-term debt without such characteristics, we determine the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values. The fair values utilize inputs other than quoted prices in active markets, although the inputs are observable either directly or indirectly; accordingly, the fair values are in level 2 of the fair value hierarchy.

	As of December 31, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$1,085	$1,085	$2,192	$2,192
Long-term debt:
New Credit Facilities debt payable:
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$15,000	$14,803	$—	$—
New Term Loan due 2022	446,625	440,763	—	—
Old Credit Facilities debt payable:
Advances under $132.3 million Class B Revolving Credit Facility	—	—	—	—
Class B Term Loan due 2017	—	—	212,224	206,786
Class C Term Loan due 2018	—	—	384,150	371,905
6.00% Senior Notes due 2023	250,000	243,125	—	—
Notes payable to banks and others	99,707	99,707	64,634	64,634
Financial commitments	$—	$—	$—	$—

NOTE 12 — EQUITY-BASED COMPENSATION

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

At December 31, 2015, 3,024,751 stock-based awards were outstanding (of which 2,944,351 are awards under the Plans) and 1,006,107 shares were available for future equity grants under the Plans.

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

Also on September 16, 2013, our Board of Directors resolved to pay a cash bonus of $2.46 per vested option and adjust downward the exercise price of all unvested options by approximately $2.46 per unvested option. As such, the Company recorded additional compensation expense of $4.6 million during the year-ended December 31, 2013. We have recorded stock-based compensation expense over the remaining vesting periods related to the adjustment to unvested options. This modification was a “probable-to-probable” modification under the authoritative guidance. We will record $1.5 million of additional stock-based compensation expense over remaining vesting periods of the modified options.

Information pertaining to equity-based compensation was as follows (in thousands):

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Equity-based compensation expense	$8,519	$4,126	$2,724
Cash received from option exercises	6,652	3,887	453

As of December 31, 2015, the Company had total unrecognized compensation cost of approximately $24,124 related to non-vested awards, which the Company expects to recognize through 2019 and over a weighted-average period of 2.84 years.

Option Awards

A summary of option activity under the Plans are presented below:

		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
	UNITS	EXERCISE	CONTRACTUAL	INTRINSIC
	(IN 000’S )	PRICE	LIFE (YEARS)	VALUE
Outstanding, December 31, 2012	2,485	$10.52	5.6	$56,779
Granted	612	$13.05
Exercised	(41)	$12.09
Forfeitures	(49)	$11.51
Expirations	—	n/a
Outstanding, December 31, 2013	3,007	$11.42	5.57	$70,117
Granted	417	$29.46
Exercised	(633)	$10.93
Forfeitures	(74)	$16.16
Expirations	(2)	$14.05
Outstanding, December 31, 2014	2,715	$14.23	5.81	$52,488
Granted	352	$35.94
Exercised	(611)	$11.08
Forfeitures	(71)	$24.04
Expirations	(2)	$10.25
Outstanding, December 31, 2015	2,383	$17.97	6.38	$52,226
Exercisable, December 31, 2015	1,385	$12.68	5.02	37,689

The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2015 was $14.44. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2014 was $11.88. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2013 was $6.68.

The fair value of each option award is estimated on the date of grant utilizing two methodologies. For time-based options, the Company estimates the fair value of the grant utilizing the Black-Scholes-Merton model that utilizes the assumptions shown in the table below. Expected volatilities are based on observed historical trends in the industry and other factors. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. As historically the Company had limited activity surrounding its options, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free interest rate was based on the time horizon of the expected term and is based on the U.S. Treasury yield curve in effect at the time of the grant.

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2013
Expected volatility	25% - 40%	40%	35% -40%
Risk-free interest rate	1.0% -1.88%	1.0% -1.35%	1.0% -1.35%
Expected term (years)	6.25	6.25	6.25
Dividend yield	0.00%	0.00%	0.00%

The fair value of the performance-based options is based on the application of a Monte Carlo simulation model. Expected volatilities are based on observed historical trends in the industry and other factors. The expected term of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was based on the time horizon of the expected term and is based on the U.S. Treasury yield curve in effect at the time of the grant. On September 16, 2013, our Board of Directors accelerated the vesting of all performance-based options outstanding at that time. This modification was a “probable-to-probable” modification under the authoritative guidance. As a result of the acceleration, the Company recognized $0.8 million of additional stock-based compensation expense. The additional expense represents the incremental fair value as a result of the modification.

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

RSU Awards

A summary of activity associated with RSU awards is presented below:

		GRANT DATE
	UNITS	FAIR VALUE
	(IN 000’S )	PER UNIT
Nonvested and Nonsettled RSUs at December 31, 2012	20	$11.64
Granted	77	$24.58
Vested and Released	—	n/a
Vested and Deferred	(17)	n/a
Forfeited	—	n/a
Nonvested and Nonsettled RSUs at December 31, 2013	80	$24.58
Granted	318	$29.55
Vested and Released	(17)	$25.47
Vested and Deferred	(7)	n/a
Forfeited	(7)	31.24
Nonvested and Nonsettled RSUs at December 31, 2014	367	$28.58
Granted	315	$36.12
Vested and Released	(86)	$28.67
Vested and Deferred	(9)	n/a
Forfeited	(33)	30.51
Nonvested and Nonsettled RSUs at December 31, 2015	554	$32.95

		GRANT DATE
	UNITS	FAIR VALUE
	(IN 000’S )	PER UNIT
Total RSUs at December 31, 2012	74	$10.63
Granted	77	$24.58
Vested and Released	—	n/a
Forfeited	—	n/a
Total RSUs at December 31, 2013	151	$17.71
Granted	318	$29.55
Vested and Released	(17)	$25.47
Forfeited	(7)	$31.24
Total RSUs at December 31, 2014	445	$25.67
Granted	315	$36.12
Vested and Released	(86)	$28.67
Forfeited	(33)	$30.51
Total RSUs at December 31, 2015	641	$30.16

NOTE 13 — EMPLOYEE BENEFIT PLANS

SCA has certain employee benefit plans, including the following:

●	Company sponsored healthcare plans, including coverage for medical and dental benefits;
●	The Retirement Investment Plan, which is a qualified 401(k) savings plan;
●	The Senior Management Bonus Program.; and
●	The Teammate Stock Purchase Plan.

Substantially all teammates are eligible to enroll in the SCA’s sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators, for which we are self-insured. The cost associated with these plans, net of amounts paid by teammates, was approximately $21.9 million, $23.3 million and $20.5 million for the years-ended December 31, 2015, 2014 and 2013, respectively.

The Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible teammates to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan, subject to the maximum annual limits set by the IRS. SCA’s employer matching contribution is 50% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Substantially all teammates who are at least 21 years of age are eligible to participate in the plan. Employer contributions vest over a six-year service period. Participants are immediately fully vested in their own contributions. Employer contributions made to the Retirement Investment Plan approximated $3.4 million, $2.7 million and $2.9 million during the years-ended December 31, 2015, 2014 and 2013, respectively.

SCA has a Senior Management Bonus Program designed to reward senior management for performance, based on a combination of corporate, regional and individual goals. The corporate goals are based upon the Company meeting a pre-determined financial goal. Similarly, regional goals, if any, are based upon a pre-determined set of financial goals for the applicable region. Individual goals are initially proposed by each participant in consultation with his or her immediate supervisor and, with respect to our executive officers, are then approved by our Compensation Committee. We recorded expense of approximately $13.6 million, $9.0 million and $8.5 million under the Senior Management Bonus Program for the years-ended December 31, 2015, 2014 and 2013, respectively.

The Company’s Teammate Stock Purchase Plan (the "TSPP") enables eligible teammates to purchase shares of the Company’s common stock through payroll deductions or other permitted means. As determined by the Company’s Compensation Committee, the purchase price for shares offered under the TSPP ranges during any particular offering period from 85% to 100% of the closing price of the Company’s common stock on the purchase date at the end of such period. The Company recognizes the fair value of the discount associated with shares purchased in Salaries and benefits expense on the consolidated statements of operations. The Company’s Board of Directors has authorized 500,000 shares of the Company’s common stock to be issued under the TSPP. During the year-ended December 31, 2015, the Company issued 38,858 shares under the TSPP and received cash totaling $1.3 million.

NOTE 14 — INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes. The Income from continuing operations before income tax expense is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Income from continuing operations before income taxes	$189,631	$175,943	$76,248

The significant components of the (benefit) provision for income taxes related to continuing operations are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Current:
Federal	$—	$(6)	$200
State and local	1,408	846	610
Total current expense	1,408	840	810
Deferred:
Federal	(67,428)	6,916	9,217
State and local	(18,758)	1,683	2,293
Total deferred (benefit) expense	(86,186)	8,599	11,510
Total income tax (benefit) expense related to continuing operations	$(84,778)	$9,439	$12,320

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  The Company’s assessment of whether a full valuation allowance is appropriate includes review of operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods. Based on management’s review of these factors as of the third quarter 2015, we determined that there was sufficient positive evidence to support the release of a significant portion of the valuation allowance. This conclusion was reached in the third quarter as a result of the Company achieving three year cumulative pre-tax earnings for consecutive reporting periods. Additionally, the Company maintains consistent projections which indicate that it is more likely than not that sufficient taxable income will be generated to utilize a significant portion of the Company’s deferred tax assets in future years.

The $84.8 million income tax benefit for the year-ended December 31, 2015 includes the third quarter release of the valuation allowance that was recorded through the period ended June 30, 2015, net of $23.9 million of valuation allowance retained and tax expense recorded for current year earnings. The $23.9 million valuation allowance retained is attributable to deferred tax assets recorded for capital loss carryforwards not anticipated to be utilized prior to expiration. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

The provision for income tax expense for the year-ended December 31, 2014 was reflective of a full valuation allowance.  Accordingly, the majority of tax expense for that period was due to the amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on income from continuing operations, which include federal, state and other income taxes, is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Federal income tax assumed by noncontrolling interests	(29.2)	(24.9)	(48.6)
Change in valuation allowance	(51.9)	(6.6)	27.4
State income taxes, net of federal tax benefit	1.3	1.8	(1.5)
Non-deductible stock issuance costs	—	—	3.7
Other, net	0.1	0.1	0.2
Effective tax rate	(44.7)%	5.4%	16.2%

The income tax expense at the statutory rate is the expected income tax expense resulting from the income from continuing operations. Income tax expense, subsequent to the removal of tax expense related to noncontrolling interest income, varies from the statutory rate for the year-ended December 31, 2015 due to the release of a significant portion of the valuation allowance recorded against net deferred tax assets.  Income tax expense varies for the year-ended December 31, 2014 and 2013, due to the company recording a full valuation allowance against its net deferred tax assets, whereby tax expense was attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	AS OF DECEMBER 31,
	2015	2014
Deferred income tax assets:
Net operating loss	89,374	106,504
Capital loss	24,496	33,524
Accrued liabilities	9,064	6,599
Goodwill	4,296	698
Other	3,356	2,054
Total deferred income tax assets	130,586	149,379
Deferred income tax liabilities:
Investment in partnerships	(148,442)	(114,438)
Valuation allowance	(23,917)	(163,528)
Other	(2,566)	(2,433)
Total deferred income tax liabilities	(174,925)	(280,399)
Total deferred income tax liability	$(44,339)	$(131,020)

Presentation of the Company’s deferred tax items has changed subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This standard requires the presentation of deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent on a classified balance sheet.  The current guidance requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted, and we have chosen to adopt this ASU as of December 31, 2015. With the early adoption of ASU 2015-17, the Company has revised its December 31, 2014 balance sheet, reflecting the $0.8 million current DTL and $130.2 million non-current DTL, as a $131.0 million non-current DTL. Also effective December 31, 2015, the Company has chosen to reflect in its disclosure of the components of deferred tax assets and liabilities, the deferred tax liability related to investments in partnerships as a single line item.  It is the company’s position that, subsequent to the September 30, 2015 release of the tax valuation allowance, this presentation more appropriately reflects the Company’s tax position with respect to its largest deferred tax item.

For the years-ended December 31, 2015 and December 31, 2014, the net decreases in our valuation allowance were $139.6 million and $2.6 million, respectively. The decrease in our valuation allowance in 2015 relates primarily to the release of a substantial portion of the allowance, due to our assessment that there is sufficient positive evidence that we will realize our deferred tax assets in the future. The decrease in 2015 also included the impact of the expiration of capital losses as of December 31, 2015.  The decrease in the valuation allowance in 2014 relates primarily to the reduction of the deferred tax asset attributable to NOLs. For the year-ended December 31, 2013, the net $14.3 million increase in the valuation relates primarily to the increase in the deferred tax asset attributable to NOLs and capital losses. The Company anticipates that the valuation allowance will decrease by approximately $4.5 million in the next 12 months due to the expiration of capital losses.

Changes to the Company’s deferred tax valuation allowance are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Balance at beginning of period	$163,528	$166,145	$151,819
Additions: Charged to costs and expenses	—	—	14,326
Deductions	(139,611)	(2,617)	—
Balance at end of period	$23,917	$163,528	$166,145

At December 31, 2015 we had federal NOLs of $77.0 million ($223.5 million on a gross basis) and state NOLs of $12.4 million. The federal NOLs expire in various amounts at varying times beginning in 2027.  During 2015, the Company released the valuation allowance previously maintained against the deferred tax asset attributable to NOLs.  The release was based on the Company’s forecast of taxable income in future periods sufficient to utilize the NOLs, as well as the assessment that the limitations imposed by Internal Revenue Code Section 382 should not restrict our ability to use the federal NOLs before they expire.

The deferred tax asset for the NOL carryfoward as of December 31, 2015 excludes $9.4 million for loss carryforwards resulting from excess tax benefits attributable to share-based awards, the tax benefits of which when recognized, will be accounted for as a credit to additional paid-in capital when they reduce income taxes payable.

The Company had no tax liability for uncertain tax positions as of December 31, 2015 or December 31, 2014. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2015, 2014, and 2013 was not material. Accrued interest income related to income taxes as of December 31, 2015 and 2014 was not material.

NOTE 15 — ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities are reflected in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014 as Current assets related to discontinued operations, Assets related to discontinued operations, Current liabilities related to discontinued operations and Liabilities related to discontinued operations. Additionally, the accompanying consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Net operating revenues	$4,029	$15,507	$20,449
Costs and expenses	(7,143)	(18,690)	(23,349)
Gain (loss) on sale of investments	1,891	294	(2,493)
Impairments	—	(700)	—
Loss from discontinued operations	(1,223)	(3,589)	(5,393)
Income tax benefit (expense)	439	(5,766)	(3,937)
Net loss from discontinued operations	$(784)	$(9,355)	$(9,330)

The assets and liabilities related to discontinued operations consist of the following:

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Assets
Current assets
Accounts receivable, net	$—	$1,788
Other current assets	19	171
Total current assets	19	1,959
Property and equipment, net	59	9,153
Other long term assets	—	191
Total assets	$78	$11,303
Liabilities
Current liabilities
Accounts payable and other current liabilities	$368	$2,280
Total current liabilities	368	2,280
Other long-term liabilities	28	683
Total liabilities	$396	$2,963

We have one property that qualifies for reporting as held for sale that does not also qualify for reporting as discontinued operations. Management has committed to selling this property, and an active program to locate a buyer is underway. We expect that the sale of this property will be completed within twelve months. The assets and liabilities associated with this property are reflected in the accompanying consolidated balance sheets as of December 31, 2015 as Assets held for sale and Current liabilities held for sale.  There were no assets or liabilities held for sale that were not also discontinued operations as of December 31, 2014.

Assets and liabilities held for sale consisted of the following:

DECEMBER 31,
2015
Assets
Current assets
Accounts receivable, net and other current assets	$—
Total current assets	—
Property and equipment, net	408
Other long term assets	—
Total assets	$408
Liabilities
Current liabilities
Accounts payable and other current liabilities	$26
Total current liabilities	26
Other long-term liabilities	—
Total liabilities	$26

NOTE 16 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG, served as an arranger in connection with the New Credit Agreement and was paid an arrangement fee in the amount of approximately $0.2 million during the three-months ended March 31, 2015. TPG Capital BD, LLC also served as an initial purchaser in connection with our offering of the Senior Notes, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by the Selling Stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million that was paid by the Selling Stockholders.

The Company paid management fees to TPG Capital Management, L.P., an affiliate of TPG Global LLC and its affiliates (“TPG”), our majority owner, of $1.5 million during the year-ended December 31, 2013. Following the completion of our initial public offering (“IPO”) (see Note 1), the Company no longer pays management fees to TPG, and the related management services agreement has been terminated.

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

In connection with the entry into the Amended Credit Agreement related to the Old Credit Facilities on May 8, 2013, TPG Capital BD, LLC, an affiliate of TPG, served as an arranger for purposes of the amendment and was paid an arrangement fee in the amount of $0.5 million during the year-ended December 31, 2013. In addition, TPG Capital BD, LLC participated as an underwriter underwriting the shares of our common stock in connection with our initial public offering of common stock and was paid an underwriting discount of approximately $0.7 million by us and the selling stockholders.

Certain directors of the Company have received options to purchase shares of the Company under the Directors Plan as part of their compensation for service on the Company’s Board and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the years-ended December 31, 2015, 2014 and 2013.

NOTE 17 — COMMITMENTS AND CONTINGENT LIABILITIES

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

Reserves for incurred but not reported professional and general liability risks were approximately $7.8 million and $6.4 million at December 31, 2015 and December 31, 2014, and are included in Other long-term liabilities in the consolidated balance sheets. Expenses related to professional and general liability risks were $6.0 million, $4.3 million and $4.5 million for the years-ended December 31, 2015, 2014 and 2013, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation were $2.6 million, $2.0 million and $2.1 million for the years-ended December 31, 2015, 2014 and 2013, respectively, and are classified in Salaries and benefits in our consolidated statements of operations.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2034. We also lease certain buildings and equipment under capital leases expiring at various dates through 2033. Operating leases generally have 3 to 20 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 18 — SUBSEQUENT EVENTS

Effective January 1, 2016, an indirect wholly-owned subsidiary of SCA purchased a 60.0% controlling interest in Southwest Surgery Center, LLC, which owns and operates an ASC in Mokena, Illinois (“Mokena ASC”), for total consideration of $30.0 million.  This ASC is a consolidated facility.  In addition, SCA also purchased, through another indirect wholly-owned subsidiary, Mokena ASC’s real estate from Southwest Surgery Center, LLC for $17.0 million.

Effective January 21, 2016, an indirect wholly-owned subsidiary of SCA purchased a 51.0% controlling interest in Winchester Endoscopy, LLC, which owns and operates an ASC in Libertyville, Illinois, for total consideration of $15.3 million.  This ASC is a consolidated facility.

NOTE 19 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

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

The following tables present the financial position of Surgical Care Affiliates as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years-ended December 31, 2015, 2014 and 2013.

Surgical Care Affiliates, Inc.

Condensed Balance Sheets

(In thousands)

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Assets
Cash and cash equivalents	$162	$162
Due from SCA	706,126	—
Investment in SCA	382,261	243,339
Total assets	$1,088,549	$243,501
Liabilities
Advances under $250 million New Revolving Credit Facility (excluding letters of credit issued thereunder)	$15,000	$—
New Term Loan Facility due 2022	446,625	—
Discount of New Term Loan due 2022	(1,372)	—
6.00% Senior Notes due 2023	250,000	—
Discount of Senior Notes due 2023	(3,965)	—
Due to SCA	—	162
Total liabilities	706,288	162
Equity
Common stock	397	386
Additional paid in capital	442,678	419,088
Contributed capital	—	—
Accumulated deficit	(60,814)	(176,135)
Total equity	382,261	243,339
Total liabilities and equity	$1,088,549	$243,501

Surgical Care Affiliates, Inc.

Condensed Statements of Comprehensive Income

(In thousands, except per share data)

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Equity in net income (loss) of SCA	$123,840	$36,137	$(48,620)
Stock compensation expense	8,519	4,126	2,724
Other expenses	—	31	—
Income (loss) before income taxes	115,321	31,980	(51,344)
Provision for income taxes	—	—	—
Net income (loss)	115,321	31,980	(51,344)
Equity in comprehensive income of SCA	—	—	8,327
Comprehensive income (loss)	$115,321	$31,980	$(43,017)
Basic net income (loss) per share	$2.93	$0.83	$(1.62)
Basic average shares outstanding	39,360	38,477	31,688
Diluted net income (loss) per share	$2.83	$0.80	$(1.62)
Diluted average shares outstanding	40,734	39,958	31,688

Surgical Care Affiliates, Inc.

Condensed Statements of Cash Flows

(In thousands)

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2015	2014	2013
Net income (loss)	$115,321	$31,980	$(51,344)
Adjustment to reconcile net loss to net cash from operating activities
Equity in net (income) loss of SCA	(123,840)	(36,137)	48,620
Stock compensation expense	8,519	4,126	2,724
Net cash from operating activities	—	(31)	—
Investing activities:
Increase in due from SCA	(706,126)	—	—
Investment in SCA	—	(16,000)	(160,793)
Distributions from SCA	—	—	74,900
Net cash used in investing activities	(706,126)	(16,000)	(85,893)
Financing activities:
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	709,500	—	—
Principal payments on line of credit arrangements and long-term debt	(3,374)
Proceeds from issuance of shares pursuant to IPO	—	—	176,786
Distributions to unitholders	—	—	(74,900)
Net cash provided by financing activities	706,126	—	101,886
Net change in cash and cash equivalents	—	(16,031)	15,993
Cash and cash equivalents at beginning of period	162	16,193	200
Cash and cash equivalents at end of period	$162	$162	$16,193
Supplemental schedule of noncash investing and financing activities
IPO fees paid by SCA	$—	$—	$4,909

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2015 and 2014. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net operating revenues	$234,091	$253,686	$257,787	$305,926	$192,651	$208,720	$216,196	$247,169
Income from continuing operations before income taxes	26,568	47,949	51,470	63,644	24,756	38,562	46,341	66,284
Income from continuing operations	22,755	43,682	156,086	51,886	23,007	37,197	43,511	62,789
Gain (loss) from discontinued operations, net of income tax	(1,470)	(172)	983	(125)	163	(2,716)	(5,052)	(1,750)
Net income	21,285	43,510	157,069	51,761	23,170	34,481	38,459	61,039
Less: Net income attributable to noncontrolling interests	(30,451)	(38,950)	(38,430)	(50,473)	(22,936)	(28,452)	(30,627)	(43,154)
Net income (loss) attributable to Surgical Care Affiliates	$(9,166)	$4,560	$118,639	$1,288	$234	$6,029	$7,832	$17,885
Basic net earnings (loss) from continuing operations per common share	$(0.20)	$0.12	$2.97	$0.04	$0.00	$0.23	$0.33	$0.51
Basic net income (loss) per common share	$(0.24)	$0.12	$3.00	$0.03	$0.01	$0.16	$0.20	$0.46
Diluted net earnings (loss) from continuing operations per common share	$(0.20)	$0.11	$2.88	$0.03	$0.00	$0.22	$0.32	$0.49
Diluted net earnings (loss) per common share	$(0.24)	$0.11	$2.90	$0.03	$0.01	$0.15	$0.20	$0.45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the specified criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 excluded all 2015 business combinations because these entities were acquired by the Company in purchase business combinations during 2015. The 2015 business combinations, in the aggregate, have total assets and net operating revenues representing 5.2% and 7.7%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2016 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

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

Other information required by this Item 10 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2016 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2016 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 and Item 201(d) of Regulation S-K is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2016 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2016 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2016 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) and (b) — Exhibits.

The exhibits listed on the Exhibit Index of this Form 10-K are filed herewith or are incorporated herein by reference.

(a)(1) and (c) — Financial Statements

Financial Statements: The Financial Statements of Surgical Care Affiliates are included herein in Part II, Item 8.

The following audited and unaudited consolidated financial statements of Beltway Holdings, LLC are presented pursuant to Rule 3-09 of Regulation S-X:

BSC Holdings, LLC

Audited Consolidated Financial Statements

December 31, 2015

INDEX

Audited Consolidated Financial Statements

Independent Auditor’s Report

To the Board of Directors and Members of
BSC Holdings, LLC

We have audited the accompanying consolidated financial statements of BSC Holdings, LLC, which comprise the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of  consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSC Holdings, LLC as of December 31, 2015 and the results of its operations and its cash flows for the year then ended  in accordance with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Birmingham, Alabama

February 22, 2016

BSC Holdings, LLC

Audited Consolidated Balance Sheet

(In thousands of U.S. dollars)

DECEMBER 31,
2015
Assets
Current assets
Cash and cash equivalents	$10,978
Accounts receivable, net of allowance for doubtful accounts ($3,900)	19,460
Due from related party	27,307
Prepaids and other current assets	1,666
Total current assets	59,411
Property and equipment, net of accumulated depreciation ($11,230)	8,840
Goodwill	128,176
Intangible assets, net of accumulated amortization ($3,630)	6,152
Total assets	$202,579
Liabilities and Equity
Current liabilities
Current portion of capital lease obligations	$135
Accounts payable	1,814
Accrued payroll	1,135
Other current liabilities	1,284
Due to related party	4,490
Total current liabilities	8,858
Capital lease obligations, net of current portion	219
Total liabilities	9,077
Commitments and contingent liabilities (Note 7)
Equity
Members’ equity	146,538
Noncontrolling interests	46,964
Total equity	193,502
Total liabilities and equity	$202,579

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Audited Consolidated Statement of Operations

(In thousands of U.S. dollars)

YEAR-ENDED
DECEMBER 31,
2015
Net operating revenues:
Net patient revenues	$141,310
Other revenues	678
Total net operating revenues	141,988
Operating expenses:
Salaries and benefits	18,221
Supplies	17,020
Professional and contractual services	629
Other operating expenses	11,460
Depreciation and amortization	3,448
Occupancy costs	3,873
Provision for doubtful accounts	4,973
Gain on sale of property and equipment	(25)
Total operating expenses	59,599
Operating income	82,389
Interest expense	34
Interest income	(43)
Net income	82,398
Less: Net income attributable to noncontrolling interests	(41,383)
Net income attributable to BSC Holdings, LLC	$41,015

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Audited Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars)

			Total
			Members	Noncontrolling	Total
	SCA	IU Health	Equity	Interests	Equity
Balance at December 31, 2014	$65,709	$68,391	$134,100	$31,562	$165,662
Net income	20,097	20,918	41,015	41,383	82,398
Distributions to members	(14,195)	(14,774)	(28,969)	—	(28,969)
Contributions from members	192	200	392	3,579	3,971
Ownership interest issued to noncontrolling interest for business acquisition	—	—	—	6,068	6,068
Distributions to noncontrolling interests	—	—	—	(35,628)	(35,628)
Balance at December 31, 2015	$71,803	$74,735	$146,538	$46,964	$193,502

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Audited Consolidated Statement of Cash Flows

(In thousands of U.S. dollars)

YEAR-ENDED
DECEMBER 31,
2015
Cash flows from operating activities
Net income	$82,398
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	4,973
Depreciation and amortization	3,448
Gain on disposal of assets	(25)
(Increase) decrease in assets, net of business combinations
Accounts receivable	(8,154)
Other assets	(26)
Increase (decrease) in liabilities, net of business combinations
Accounts payable	480
Accrued payroll	143
Other liabilities	89
Net cash provided by operating activities	83,326
Cash flows from investing activities
Capital expenditures	(955)
Proceeds from sale of PPE	25
Payment for business acquisitions	(14,877)
Changes in related party	(9,672)
Net cash used in investing activities	(25,479)
Cash flows from financing activities
Principal payments under capital lease obligations	(197)
Capital contributions	392
Contributions from noncontrolling interests of consolidated affiliates	3,579
Distributions to members	(28,969)
Distributions to noncontrolling interests of consolidated affiliates	(35,628)
Net cash used in financing activities	(60,823)
Change in cash and cash equivalents	(2,976)
Cash and cash equivalents at beginning of period	13,954
Cash and cash equivalents at end of period	$10,978
Supplemental cash flow information:
Cash paid during the year for interest	$34
Supplemental schedule of noncash investing and financing activities
Equity consideration for MSSC acquisition (Note 8)	$6,100

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Notes to Audited Consolidated Financial Statements

(Amounts in tables are in thousands of U. S. dollars unless otherwise indicated)

1.	DESCRIPTION OF THE BUSINESS

Nature of Operations

BSC Holdings, LLC (“BSC” the “Company” or “we”), a Delaware limited liability company, was formed on July 11, 2011, primarily to own and operate a network of multi-specialty and GI ambulatory surgery centers (“BSC”) in the Indianapolis, Indiana, metropolitan area. BSC is a 51% owned subsidiary of IU Health. Surgery Centers – BSC Holdings, LLC, a subsidiary of Surgical Care Affiliates, Inc. (SCA), owns 49% of BSC. As of December 31, 2015, the Company had an interest in and/or operated five ASCs (Ambulatory Surgery Center) in the Indianapolis, Indiana, metropolitan area. Our ASCs primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures.

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

Income Taxes

The Company, with the consent of its members, has elected under the Internal Revenue Code to be a limited liability company (LLC). In lieu of corporate income taxes, the members of an LLC are taxed on their proportionate share of the Company’s taxable income. It is the practice of the Company to distribute to its members sufficient funds to pay these taxes. Therefore, no provision or liability for U.S. federal income taxes has been included in the consolidated financial statements.

The Company follows the guidance issued by the Accounting Standards Codification relating to uncertainty in income taxes. This guidance requires entities to assess their tax positions for the likelihood that they would be overturned upon Internal Revenue Service (IRS) examination or upon examination by state taxing authorities. In accordance with this guidance, the Company has assessed its tax positions and determined that it does not have any positions at December 31, 2015, that it would be unable to substantiate. The Company has filed its tax returns through December 31, 2014. The tax returns for the year ended December 31, 2012, and thereafter are subject to audit by the taxing authorities.

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

During the year ended December 31, 2015, approximately 82% of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During the year ended December 31, 2015, approximately 9% of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During the year ended December 31, 2015, approximately 8% of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

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

AS OF
DECEMBER 31,
2015
Managed care and other discount plans	83%
Medicare	3
Workers’ compensation	11
Patients and other third-party payors	2
Medicaid	1
Total	100%

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

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statement of operations.

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

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

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

Newly Issued Authoritative Guidance

We are currently assessing the impact of recently issued, but not yet effective, revisions to authoritative guidance, and we do not believe that any of these revisions will have a material effect on our consolidated financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

As of December 31,
2015
Leasehold improvements	$4,933
Furniture, fixtures and equipment	14,544
19,477
Less: Accumulated depreciation and amortization	(11,230)
8,247
Construction in progress	593
Property and equipment, net	$8,840

Depreciation expense for the year ended December 31, 2015, was approximately $2.0 million and is included in the consolidated statement of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

YEAR ENDED
DECEMBER 31,
2015
Assets under capital lease obligations:
Equipment	$825
Accumulated amortization	(491)
Assets under capital lease obligations, net	$334
Amortization expense	$173
Rent Expense:
Minimum rent payments	$3,586
Contingent and other rents	287
Total rent expense	$3,873

Leases

Future minimum lease payments at December 31, 2015 for those leases of BSC Holdings, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

	Operating	Capital
Year ending December 31,	Leases	Leases	Total
2016	$2,444	$162	$2,606
2017	1,228	134	1,362
2018	338	82	420
2019	295	28	323
2020	295	—	295
2021 and thereafter	3,881	—	3,881
	$8,481	406	$8,887

4.	GOODWILL AND INTANGIBLES

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the period ended December 31, 2015.

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing each year. We performed impairment reviews and concluded that no goodwill impairment existed.

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2015:

YEAR-ENDED
DECEMBER 31,
2015
Balance at beginning of period	$110,239
Acquisitions (Note 8)	17,937
Balance at end of period	$128,176

The following table provides information regarding our other intangible assets:

AS OF DECEMBER 31,
2015
Certificates of need
Gross carrying amount	$3,480
Accumulated amortization	(559)
Net	$2,921
Management agreements
Gross carrying amount	$6,302
Accumulated amortization	(3,071)
Net	$3,231

5.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to BSC Holdings, LLC ownership interest in its subsidiaries on BSC Holdings, LLC equity:

YEAR-ENDED
DECEMBER 31,
2015
Net income attributable to BSC Holdings, LLC	$41,015
Increase in equity due to sales and purchases with noncontrolling interests	392
Change from net income attributable to BSC and transfers to/from noncontrolling interests	$41,407

 6.  RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $27.0 million from Surgical Care Affiliates, Inc. and related affiliates consisting of cash transferred to SCA, net of management fees incurred from SCA during the year, and such amounts are classified as due from related party in the accompanying consolidated balance sheet at December 31, 2015. The surgery centers owed Indiana University Hospital $4.5 million for inventory, payroll and other purchases during the year, and such amounts were classified as due to related party in the accompanying consolidated balance sheet.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Risk Insurance

Risk insurance for BSC is provided through IUH’s risk insurance program. They insure BSC’s professional liability, general liability and workers’ compensation risks through commercial insurance plans placed with unrelated carriers.

Provisions for these risks are based upon market driven premiums and actuarially determined estimates for incurred but not reported exposure under claims made policies. Provisions for losses within the policy deductibles represent the estimated ultimate net cost of all reported and unreported losses incurred through the consolidated balance sheet date. Those estimates are subject to the effects of trends in loss severity and frequency. While we believe that the provisions for losses are adequate, we cannot be sure that the ultimate costs will not exceed our estimates.

8.	ACQUISITIONS

In March 2015, Multi-Specialty Surgery Center, which owns and operated an ASC in Indianapolis, Indiana, contributed substantially all of its assets to the Company, in exchange for total consideration of $22.0 million. Total consideration included $14.9 million of cash ($15.9 million net of $1.0 million working capital adjustment) and a 3.8% membership interest in a subsidiary of the Company valued at $6.1 million. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

Assets
Property and equipment	$819
Goodwill	17,937
Intangible assets	2,585
Total assets	$21,341
Liabilities
Accounts payable and other current liabilities	$10
Total current liabilities	10
Other long-term liabilities	386
Total liabilities	$396

The purchase price allocations for this acquisition are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be retrospectively adjusted to reflect new information about the facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of that date. The preliminary amounts of these purchase price allocations relate primarily to working capital balances.

Intangible assets acquired in 2015, from the above acquisition, include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Licenses	$945	15.0*
Noncompete agreements	$1,640	5.0*
Total	$2,585	8.7*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

We accounted for this transaction under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets and the equity consideration transferred were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the center’s favorable reputations in their market, their market position, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions.

9.  SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 22, 2016, the financial statement issuance date, and concluded that there were no material subsequent events.

BSC Holdings, LLC

Unaudited Consolidated Financial Statements

December 31, 2014 and 2013

BSC Holdings, LLC

Unaudited Consolidated Balance Sheet

(In thousands of U.S. dollars)

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$13,954	$11,458
Accounts receivable, net of allowance for doubtful accounts (2014 - $2,747; 2013 - $2,647)	16,279	17,117
Due from related party	17,180	20,381
Prepaids and other current assets	1,640	1,602
Total current assets	49,053	50,558
Property and equipment, net of accumulated depreciation (2014 - $9,210; 2013 - $8,131)	9,086	8,134
Goodwill	110,239	110,239
Intangible assets, net of accumulated amortization (2014 - $2,203; 2013 - $1,101)	4,995	6,096
Total assets	$173,373	$175,027
Liabilities and Equity
Current liabilities
Capital lease obligations	$122	$123
Accounts payable	1,324	918
Accrued payroll	992	743
Other current liabilities	1,196	694
Due to related party	4,035	4,315
Total current liabilities	7,669	6,793
Capital lease obligations, net of current portion	43	166
Total liabilities	7,712	6,959
Commitments and contingent liabilities (Note 7)
Equity
Members’ equity	134,099	135,068
Noncontrolling interests	31,562	33,000
Total equity	165,661	168,068
Total liabilities and equity	$173,373	$175,027

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Unaudited Consolidated Statement of Operations

(In thousands of U.S. dollars)

	YEAR-ENDED
	DECEMBER 31,
	2014	2013
Net operating revenues:
Net patient revenues	$121,647	$124,428
Other revenues	636	254
Total net operating revenues	122,283	124,682
Operating expenses:
Salaries and benefits	16,915	17,381
Supplies	14,503	14,300
Professional and contractual services	390	467
Other operating expenses	9,974	10,711
Depreciation and amortization	2,668	2,767
Occupancy costs	3,445	3,340
Provision for doubtful accounts	3,304	2,207
Loss (gain) on sale of property and equipment	8	(2)
Total operating expenses	51,207	51,171
Operating income	71,076	73,511
Interest expense	14	28
Interest income	(34)	(42)
Net income	71,096	73,525
Less: Net income attributable to noncontrolling interests	(35,737)	(37,013)
Net income attributable to BSC Holdings, LLC	$35,359	$36,512

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Unaudited Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars)

			Total
			Members	Noncontrolling	Total
	SCA	IU Health	Equity	Interests	Equity
Balance at December 31, 2012	$64,605	$67,241	$131,846	$28,936	$160,782
Net income	17,891	18,621	36,512	37,013	73,525
Distributions to members	(16,144)	(16,803)	(32,947)	—	(32,947)
Contributions from members	(168)	(175)	(343)	(199)	(542)
Distributions to noncontrolling interests	—	—	—	(32,750)	(32,750)
Balance at December 31, 2013	$66,184	$68,884	$135,068	$33,000	$168,068
Net income	17,326	18,033	35,359	35,737	71,096
Distributions to members	(17,802)	(18,528)	(36,330)	—	(36,330)
Contributions from members	1	1	2	339	341
Distributions to noncontrolling interests	—	—	—	(37,514)	(37,514)
Balance at December 31, 2014	$65,709	$68,390	$134,099	$31,562	$165,661

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Unaudited Consolidated Statement of Cash Flows

(In thousands of U.S. dollars)

	YEAR-ENDED
	DECEMBER 31,
	2014	2013
Cash flows from operating activities
Net income	$71,096	$73,525
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	3,304	2,207
Depreciation and amortization	2,668	2,767
Loss on disposal of assets	(7)	(2)
Increase in assets
Accounts receivable	(2,467)	(5,570)
Other assets	(38)	278
Increase in liabilities
Accounts payable	406	(239)
Accrued payroll	247	(136)
Other liabilities	504	(269)
Net cash provided by operating activities	75,713	72,561
Cash flows from investing activities
Capital expenditures	(2,239)	(1,304)
Changes in related party	2,919	(4,325)
Net cash provided used in investing activities	680	(5,629)
Cash flows from financing activities
Principal payments under capital lease obligations	(394)	(184)
Repurchase of equity interest of consolidated affiliates	—	(343)
Capital contributions	2	—
Contributions from noncontrolling interests of consolidated affiliates	339	—
Distributions to members	(36,330)	(32,946)
Distributions to noncontrolling interests of consolidated affiliates	(37,514)	(32,750)
Net cash used in financing activities	(73,897)	(66,223)
Change in cash and cash equivalents	2,496	709
Cash and cash equivalents at beginning of period	11,458	10,749
Cash and cash equivalents at end of period	$13,954	$11,458
Supplemental cash flow information:
Cash paid during the year for interest	$14	$28

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Notes to Consolidated Financial Statements

(Amounts in tables are in thousands of U. S. dollars unless otherwise indicated)

1.	DESCRIPTION OF THE BUSINESS

Nature of Operations

BSC Holdings, LLC (“BSC” the “Company” or “we”), a Delaware limited liability company, was formed on July 11, 2011, primarily to own and operate a network of multi-specialty and GI ambulatory surgery centers (“BSC”) in the Indianapolis, Indiana, metropolitan area.  BSC is a 51% owned subsidiary of IU Health.  Surgery Centers – BSC Holdings, LLC, a subsidiary of Surgical Care Affiliates, Inc. (SCA), owns 49% of BSC. As of December 31, 2014, the Company had an interest in and/or operated four ASCs (Ambulatory Surgery Center) in the Indianapolis, Indiana, metropolitan area. Our ASCs primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures.

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

Income Taxes

The Company, with the consent of its members, has elected under the Internal Revenue Code to be a limited liability company (LLC). In lieu of corporate income taxes, the members of an LLC are taxed on their proportionate share of the Company’s taxable income. It is the practice of the Company to distribute to its members sufficient funds to pay these taxes. Therefore, no provision or liability for U.S. federal income taxes has been included in the consolidated financial statements.

The Company follows the guidance issued by the Accounting Standards Codification relating to uncertainty in income taxes. This guidance requires entities to assess their tax positions for the likelihood that they would be overturned upon Internal Revenue Service (IRS) examination or upon examination by state taxing authorities. In accordance with this guidance, the Company has assessed its tax positions and determined that it does not have any positions at December 31, 2015, that it would be unable to substantiate. The Company has filed its tax returns through December 31, 2014. The tax returns for the year ended December 31, 2012, and thereafter are subject to audit by the taxing authorities.

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

During each of the years-ended December 31, 2014 and 2013, approximately 81% and 83%, respectively, of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2014 and 2013, approximately 8% and 9%, respectively, of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2014 and 2013, approximately 11% and 10%, respectively, of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

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

	AS OF	AS OF
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Managed care and other discount plans	81%	84%
Medicare	4	4
Workers’ compensation	13	9
Patients and other third-party payors	2	2
Medicaid	—	1
Total	100%	100%

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

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable,  and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

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

Newly Issued Authoritative Guidance

We are currently assessing the impact of recently issued, but not yet effective, revisions to authoritative guidance, and we do not believe that any of these revisions will have a material effect on our consolidated financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF	AS OF
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Leasehold improvements	$4,756	$4,743
Furniture, fixtures and equipment	13,101	11,152
	17,857	15,895
Less: Accumulated depreciation and amortization	(9,210)	(8,131)
	8,647	7,764
Construction in progress	439	370
Property and equipment, net	$9,086	$8,134

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $1.6 and $1.7 million and is included in the consolidated statements of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Assets under capital lease obligations:
Equipment	$475	$963
Accumulated amortization	(318)	(685)
Assets under capital lease obligations, net	$157	$278
Amortization expense	$121	$192
Rent Expense:
Minimum rent payments	$3,187	$3,061
Contingent and other rents	258	278
Total rent expense	$3,445	$3,339

Leases

Future minimum lease payments at December 31, 2014 for those leases of BSC Holdings, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

	Operating	Capital
Year ending December 31,	Leases	Leases	Total
2015	$2,569	$235	$2,804
2016	2,444	162	2,606
2017	1,228	134	1,362
2018	338	82	420
2019	295	28	323
2020 and thereafter	4,176	—	4,176
	$11,050	641	$11,691

4.	GOODWILL & INTANGIBLES

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

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing each year. We have no accumulated impairment of goodwill for the year ended December 31, 2014 and December 31, 2013.

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2014 and December 31, 2013:

	YEAR-ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Balance at beginning of period	$110,239	$97,406
Acquisitions	—	12,833
Balance at end of period	$110,239	$110,239

The following table provides information regarding our other intangible assets:

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2014	2013
Certificates of need
Gross carrying amount	$2,535	$2,535
Accumulated amortization	(338)	(169)
Net	$2,197	$2,366
Management agreements
Gross carrying amount	$4,662	$4,662
Accumulated amortization	(1,865)	(932)
Net	$2,797	$3,730

5.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to BSC Holdings, LLC ownership interest in its subsidiaries on BSC Holdings, LLC equity:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
Net income attributable to BSC Holdings, LLC	$35,358	$36,512
Increase (decrease) in equity due to sales to noncontrolling interests	2	(343)
Change from net income attributable to BSC and transfers to/from noncontrolling interests	$35,360	$36,169

6.	RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $17.2 million and $20.4 million from Surgical Care Affiliates, Inc. and related affiliates consisting of cash transferred to SCA, net of management fees incurred from SCA during the year, and such amounts are classified as due from related party in the accompanying consolidated balance sheet. The surgery centers owed Indiana University Health $4 million and $4.3 million for inventory, payroll and other purchases during the year, and such amounts were classified as due to related party in the accompanying consolidated balance sheet.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Risk Insurance

Risk insurance for BSC is provided through IUH’s risk insurance program. They insure BSC’s professional liability, general liability and workers’ compensation risks through commercial insurance plans placed with unrelated carriers.

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

8.  SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 22, 2016, the financial statement issuance date, and concluded that there were no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 22nd day of February, 2016.

SURGICAL CARE AFFILIATES, INC.

By:	/s/ Andrew P. Hayek
Andrew P. Hayek
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew P. Hayek	Chairman, President, Chief Executive Officer and Director	February 22, 2016
Andrew P. Hayek	(principal executive officer)

/s/ Tom De Weerdt	Executive Vice President and Chief Financial Officer	February 22, 2016
Tom De Weerdt	(principal financial officer and principal accounting officer)

*	Director	February 22, 2016
Thomas C. Geiser

*	Director	February 22, 2016
Sharad Mansukani, M.D

*	Director	February 22, 2016
Todd B. Sisitsky

*	Director	February 22, 2016
Jeffrey K. Rhodes

*	Director	February 22, 2016
Curtis S. Lane

*	Director	February 22, 2016
Frederick A. Hessler

*	Director	February 22, 2016
Lisa Skeete Tatum

*	Director	February 22, 2016
Michael A. Sachs
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

4.2

Indenture dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

4.3	Form of 6.00% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

4.4	Form of 6.00% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

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

10.8

Credit Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

Exhibit Number	Description

10.9

Pledge and Security Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc. certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.10

Guaranty dated as of March 17, 2015, among Surgical Care Affiliates, Inc., certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.11*

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

10.13*	Amendment to Unit Option Grant Agreements under the Management Equity Incentive Plan dated as of June 1, 2015, between Surgical Care Affiliates, Inc. and Peter J. Clemens IV

10.14*

Conformed copy of Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan, adopted June 24, 2008, reflecting amendments through February 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.15*

Form of Option Award to Directors Under the Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.16*

Restricted Equity Unit Grant Agreement dated July 24, 2008, between Surgical Care Affiliates LLC, ASC Acquisition LLC and Andrew Hayek (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.17*	Form of Director Restricted Equity Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.18*	Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan, as amended and restated

10.19*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 Directors Grants) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.20*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2014 Directors Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.21*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 Directors Grants)

10.22*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 and 2014 Employee Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.23*

Form of Amendment to Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.24*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 Employee Grants)

10.25*

Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 and 2014 Employee Grants) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.26*

Form of Amendment to Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

Exhibit Number	Description

10.27*	Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 Employee Grants)

10.28*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Andrew P. Hayek (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.29*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Joseph T. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.30*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Michael A. Rucker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.31*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.32*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Richard L. Sharff, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.33*

Employment Agreement, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Tom De Weerdt dated as of April 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.34*

Consulting Agreement, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens IV dated as of April 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.35

Lease Agreement, dated as of October 31, 2007, by and between Riverchase Tower, LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.36

Lease Amendment Agreement No. 1, dated as of June 20, 2012, by and between Surgical Care Affiliates, LLC and Riverchase Office, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.37

Standard Office Lease, dated as of May 10, 2010, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.38

First Amendment to Lease (Corporate 500 Centre), dated as of April 13, 2011, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.39

Office Lease Agreement (as amended) between Surgical Care Affiliates, LLC and CAPREF Brookwood Office, LLC, effective April 4, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.40

Stockholders Agreement dated as of November 4, 2013, by and among Surgical Care Affiliates, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.40A

First Amendment to Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 22, 2014)

10.40B

Second Amendment to Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto, dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2015)

10.41*	Surgical Care Affiliates Teammate Stock Purchase Plan, as amended and restated

Exhibit Number	Description

10.42*

Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated December 7, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.42A*

Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated January 23, 2014 (incorporated by reference to Exhibit 10.26A to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.43*

Letter Agreement between Surgical Care Affiliates, Inc. and Frederick A. Hessler, dated October 1, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.44*

Letter Agreement between Surgical Care Affiliates, Inc. and Curtis S. Lane, dated December 7, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.45*

Letter Agreement between Surgical Care Affiliates, Inc. and Sharad Mansukani, dated December 7, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.46*	Letter Agreement between Surgical Care Affiliates, Inc. and Lisa Skeete Tatum, dated August 5, 2014

10.47*	Letter Agreement between Surgical Care Affiliates, Inc. and Michael A. Sachs, dated July 27, 2015

10.48*	Form of Surgical Care Affiliates, Inc. Indemnity Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

21.1	List of subsidiaries of Surgical Care Affiliates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management compensation plan or arrangement