Form 10-Q
period 2016-03-31
Surgical Care Affiliates, Inc.
filed 2016-05-03
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 26, 2016
Common stock, $0.01 par value	40,011,842 shares

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$46,037	$79,269
Restricted cash	27,030	26,116
Accounts receivable, net of allowance for doubtful accounts (2016 - $17,569; 2015 - $17,045)	125,007	129,659
Receivable from nonconsolidated affiliates	47,841	46,949
Prepaids and other current assets	52,648	32,869
Total current assets	298,563	314,862
Property and equipment, net of accumulated depreciation	306,534	296,831
Goodwill	1,151,122	1,061,088
Intangible assets, net of accumulated amortization	116,705	109,188
Investment in and advances to nonconsolidated affiliates	209,819	216,111
Other long-term assets	33,779	2,254
Total assets (a)	$2,116,522	$2,000,334
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$34,269	$32,503
Accounts payable	37,693	37,419
Accrued payroll	31,459	37,802
Accrued interest	8,212	4,173
Accrued distributions	38,835	37,175
Payable to nonconsolidated affiliates	78,371	77,683
Other current liabilities	37,388	31,332
Total current liabilities	266,227	258,087
Long-term debt, net of current portion	873,617	850,572
Deferred income tax liability	46,001	44,339
Other long-term liabilities	32,439	31,615
Total liabilities (a)	1,218,284	1,184,613
Commitments and contingent liabilities (Note 14)
Noncontrolling interests – redeemable (Note 8)	17,234	21,989
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 39,970 and 39,690 shares outstanding, respectively	400	397
Additional paid-in capital	450,142	442,678
Accumulated deficit	(58,401)	(60,814)
Total Surgical Care Affiliates’ equity	392,141	382,261
Noncontrolling interests – non-redeemable (Note 8)	488,863	411,471
Total equity	881,004	793,732
Total liabilities and equity	$2,116,522	$2,000,334
(a)

Our consolidated assets as of March 31, 2016 and December 31, 2015 include total assets of our variable interest entities (“VIE”) of $360.4 million and $76.1 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of March 31, 2016 and December 31, 2015 include total liabilities of the VIE of $196.0 million and $41.0 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $18.7 million and $4.0 million of debt guaranteed by us at March 31, 2016 and December 31, 2015, respectively. See further description in Note 4, Variable Interest Entities.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Net operating revenues:
Net patient revenues	$259,162	$216,636
Management fee revenues	14,031	14,121
Other revenues	6,525	3,334
Total net operating revenues	279,718	234,091
Equity in net income of nonconsolidated affiliates	11,814	12,071
Operating expenses:
Salaries and benefits	99,001	83,393
Supplies	66,238	49,421
Other operating expenses	44,891	36,694
Depreciation and amortization	22,255	15,226
Occupancy costs	10,566	8,221
Provision for doubtful accounts	3,894	4,223
Loss on disposal of assets	941	232
Total operating expenses	247,786	197,410
Operating income	43,746	48,752
Interest expense	12,797	8,829
HealthSouth option expense	—	9,828
Debt modification expense	—	4,879
Loss on extinguishment of debt	—	544
Interest income	(4,438)	(30)
Gain on sale of investments	(4,151)	(1,866)
Income from continuing operations before income tax expense	39,538	26,568
Provision for income tax expense	1,921	3,813
Income from continuing operations	37,617	22,755
Loss from discontinued operations, net of income tax expense	(16)	(1,470)
Net income	37,601	21,285
Less: Net income attributable to noncontrolling interests	(35,188)	(30,451)
Net income (loss) attributable to Surgical Care Affiliates	$2,413	$(9,166)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.06	$(.20)
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.04)
Net income (loss) per share attributable to Surgical Care Affiliates	$.06	$(.24)
Basic weighted average shares outstanding	39,874	38,760
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.06	$(.20)
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.04)
Net income (loss) per share attributable to Surgical Care Affiliates	$.06	$(.24)
Diluted weighted average shares outstanding	40,790	38,760

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2014	38,648	$386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net (loss) income	—	—	—	(9,166)	(9,166)	25,931	16,765
Issuance of stock pursuant to teammate equity plans	358	4	3,518	—	3,522	—	3,522
Stock compensation	—	—	1,616	—	1,616	—	1,616
Net change in equity related to purchase of ownership interests	—	—	(25)	—	(25)	12,441	12,416
Contributions from noncontrolling interests	—	—	—	—	—	5,208	5,208
Change in distribution accrual	—	—	—	—	—	(3,000)	(3,000)
Distributions to noncontrolling interests	—	—	—	—	—	(28,937)	(28,937)
Balance at March 31, 2015	39,006	$390	$424,197	$(185,301)	$239,286	$335,270	$574,556

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2015	39,690	$397	$442,678	$(60,814)	$382,261	$411,471	$793,732
Net income	—	—	—	2,413	2,413	31,559	33,972
Issuance of stock pursuant to teammate equity plans	280	3	2,931	—	2,934	—	2,934
Stock compensation	—	—	2,548	—	2,548	—	2,548
Net change in equity related to amendments in agreements with noncontrolling interests (Note 8)	—	—	—	—	—	3,301	3,301
Net change in equity related to purchase of ownership interests	—	—	1,985	—	1,985	75,420	77,405
Contributions from noncontrolling interests	—	—	—	—	—	3,144	3,144
Change in distribution accrual	—	—	—	—	—	(1,706)	(1,706)
Distributions to noncontrolling interests	—	—	—	—	—	(34,326)	(34,326)
Balance at March 31, 2016	39,970	$400	$450,142	$(58,401)	$392,141	$488,863	$881,004

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Cash flows from operating activities
Net income	$37,601	$21,285
Loss from discontinued operations	16	1,470
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	3,894	4,223
Depreciation and amortization	22,255	15,226
Amortization of deferred issuance costs	214	416
Gain on sale of investments	(4,151)	(1,866)
Loss on disposal of assets	941	232
Equity in net income of nonconsolidated affiliates	(11,814)	(12,071)
Distributions from nonconsolidated affiliates	17,672	13,129
Deferred income tax	1,675	3,788
Stock compensation	2,548	1,616
Change in fair value of interest rate swap	4	234
Loss on extinguishment of debt	—	544
(Increase) decrease in assets, net of business combinations
Accounts receivable	3,959	437
Other assets	(14,529)	(29,930)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(240)	(665)
Accrued payroll	(7,175)	(4,425)
Accrued interest	3,636	694
Other liabilities	5,093	26,003
Other	128	(644)
Net cash used in operating activities of discontinued operations	(273)	(1,063)
Net cash provided by operating activities	61,454	38,633
Cash flows from investing activities
Capital expenditures	(27,455)	(8,004)
Proceeds from disposal of assets	17,774	59
Proceeds from sale of business	150	—
Proceeds from sale of equity interests of nonconsolidated affiliates	—	20,509
Decrease in cash related to conversion of consolidated affiliates to equity method affiliates	(56)	—
Increase in cash related to conversion of equity method affiliates to consolidated affiliates	46	—
Increase in restricted cash	2,372	(3,910)
Net settlements on interest rate swap	(359)	(363)
Business acquisitions, net of cash acquired (2016 - $2,110; 2015 - $1,401)	(51,357)	(13,425)
Purchase of equity interests in nonconsolidated affiliates	(588)	(1,973)
Acquisition deposit paid	—	(11,512)
Other	(5,117)	(2,060)
Net cash used in investing activities	$(64,590)	$(20,679)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$30,304	$697,345
Payment of debt acquisition costs	—	(2,826)
Principal payments on line of credit arrangements and long-term debt	(19,127)	(599,472)
Principal payments under capital lease obligations	(3,016)	(3,058)
Distributions to noncontrolling interests of consolidated affiliates	(40,164)	(34,642)
Contributions from noncontrolling interests of consolidated affiliates	3,143	5,208
Proceeds from sale of equity interests of consolidated affiliates	1,424	2,553
Repurchase of equity interests of consolidated affiliates	(5,269)	(1,338)
Proceeds from teammate equity plans	6,100	4,697
Tax payments on options and awards	(3,490)	(1,175)
Net cash (used in) provided by financing activities	(30,095)	67,292
Change in cash and cash equivalents	(33,231)	85,246
Cash and cash equivalents at beginning of period	79,269	8,731
Cash and cash equivalents of discontinued operations at beginning of period	2	37
Less: Cash and cash equivalents of discontinued operations at end of period	(3)	(53)
Cash and cash equivalents at end of period	$46,037	$93,961
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$12,107	$6,157
Net investment in consolidated affiliates that became equity method affiliates	590	—
Accrued capital expenditures at end of period	2,483	1,495
Equity interest purchase in nonconsolidated affiliates via withheld distributions	—	5,259

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of March 31, 2016, the Company operated in 33 states and had an interest in and/or operated 186 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Texas, Indiana, Florida and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the three-months ended March 31, 2016, our portfolio of facilities changed as follows:

•

we acquired a controlling interest in seven ASCs that we consolidate (one of these facilities was previously a managed-only facility and two facilities were previously held as an equity method investments and did not increase our facility count);

•	we deconsolidated one ASC as a result of the adoption of ASU No. 2015-02 that required a change in accounting treatment of the facility from consolidated to equity method;
•	we closed one consolidated ASC and combined its operations into an existing SCA facility; and
•	we terminated management agreements with two managed-only ASCs.

Business Structure

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to acquire, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of March 31, 2016, we owned and operated facilities in partnership with approximately 2,800 physician partners. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 194 facilities as follows:

AS OF
MARCH 31, 2016
Consolidated facilities(1)	109
Equity method facilities	67
Managed-only facilities	18
Total facilities	194
(1)	As of March 31, 2016, we consolidated 93 facilities as Variable Interest Entities (“VIE”) (see Note 4).

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions for Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2015 consolidated financial statements included in our 2015 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS

Acquisitions of Consolidated Facilities

During the three-months ended March 31, 2016, we purchased a controlling interest in seven ASCs for total consideration of $61.3 million. One of the seven ASCs was previously a managed-only facility, and two of the seven ASCs were previously equity method investments.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill that is expected to be tax deductible as a result of these 2016 transactions is approximately $54.2 million.

  The details of the seven consolidated acquisitions closed during the three-months ended March 31, 2016 are as follows:

					Cash Consideration
						(in millions)
Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of facilities	Equity Interest(2)	Management Agreement(3)	Total
Southwest Surgery Center, LLC ("Center for Minimally Invasive Surgery" or "CMIS")	Mokena, IL	1/1/2016	60.0%	1	$30.0	$—	$30.0
Winchester Endoscopy, LLC ("Winchester")	Libertyville, IL	1/21/2016	51.0%	1	$15.3	$—	$15.3
Opthalmology Surgery Center of Dallas, LLC ("OSCD")	Dallas, TX	3/1/2016	25.0%	1	$7.5	$3.4	$10.9
Space Coast Surgery Center, Ltd. ("Merritt Island")	Merritt Island, FL	3/1/2016	50.9%	1	$4.5	$—	$4.5
Midway Surgery Center ("Midway")(4)	St. Paul, MN	3/1/2016	26.0%	1	$0.6	$—	$0.6
HealthEast Surgery Center-Maplewood, LLC ("Maplewood")(5)	Maplewood, MN	3/1/2016	26.0%	1	$—	$—	$—
Barranca Surgery Center, LLC ("Barranca")(6)	Irvine, CA	3/1/2016	100.0%	1	$—	$—	$—
				7	$57.9	$3.4	$61.3
(1) All facilities are ASCs unless otherwise noted.
(2) Purchase price for controlling interest acquired.
(3) Purchase price for management agreement rights to manage the facility.

(4) This facility contributed substantially all of its assets to Maplewood, an existing SCA facility.  As a result of the transaction, the Midway location closed, and its operations were combined into Maplewood.

(5) This facility was previously included in SCA’s portfolio but accounted for under the equity method of accounting.  We consolidate this facility as of March 1, 2016, after the health system delegated certain rights to SCA.  Cash consideration was not paid by SCA for the delegation of these rights.

(6) An existing SCA equity method facility that contributed substantially all of its assets to an existing consolidated SCA facility, Surgicare of La Veta, Ltd. (“La Veta”) in exchange for ownership interest in La Veta.  As a result of the transaction, Barranca (i) continues to operate; (ii) is now a second location of La Veta; and (iii) is now a consolidated facility.

In addition to the acquisitions included in the table above, effective January 1, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Mokena Properties, LLC, purchased the real estate of the CMIS location from CMIS for total consideration of $17.0 million. This real estate was subsequently sold, effective February 26, 2016 (see Closures and Sales).

The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the seven consolidated acquisitions closed during the three-months ended March 31, 2016 are as follows:

	CMIS	Winchester	OSCD	Merritt Island	Maplewood(1)	Barranca	Total
Current assets
Cash and cash equivalents	$1,645	$442	$23	$—	$—	$—	$2,110
Accounts receivable	148	—	1,520	—	895	163	2,726
Other current assets	67	—	658	283	1,650	190	2,848
Total current assets	1,860	442	2,201	283	2,545	353	7,684
Property and equipment	2,143	364	3,050	561	1,460	1,238	8,816
Goodwill	41,056	26,171	9,179	6,718	12,235	1,478	96,837
Intangible assets	5,240	2,420	7,256	840	700	91	16,547
Total assets	$50,299	$29,397	$21,686	$8,402	$16,940	$3,160	$129,884

Current liabilities
Accounts payable and other current liabilities	$771	$—	$1,326	$22	$720	$256	$3,095
Total current liabilities	771	—	1,326	22	720	256	3,095
Other long-term liabilities	20	3	2,212	—	319	578	3,132
Total liabilities	$791	$3	$3,538	$22	$1,039	$834	$6,227

(1) Total assets and total liabilities include assets and liabilities contributed from Midway to Maplewood.

Intangible assets acquired during the three-months ended March 31, 2016 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$3,170	15.0*
Licenses	$2,951	15.0*
Management agreements	$6,216	15.0*
Noncompete agreements	$4,210	3.6*
Total	$16,547	12.1*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.

The purchase price allocations for 2016 acquisitions above are preliminary. Additionally, all purchase price allocations related to acquisitions completed since March 31, 2015 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to correcting working capital balances which are generally agreed upon within six to twelve months.

During the three-months ended March 31, 2015, the Company, through its indirect wholly owned or join venture entities, purchased a controlling interest in six ASCs for total consideration of $16.8 million. Three of the six ASCs were previously equity method investments.

Acquisitions of Noncontrolling Interests in Facilities

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

There were no acquisitions of equity method affiliates during the first quarter of 2016.

Deconsolidations

During the three-month period ended March 31, 2016, we deconsolidated one facility and its related parent entity as a result of the adoption by the Financial Accounting Standards Board (the “FASB”) of Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016, which modified existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We retained a noncontrolling interest in these affiliates. We recorded a gain of approximately $0.5 million as the cumulative-effect adjustment to retained earnings as of January 1, 2016.

As a result of the adoption of ASU No. 2015-02, we also deconsolidated one JV parent entity (the “Future Texas JV”) which served as a holding company and was previously consolidated as a VIE. Prior to the adoption of ASU No. 2015-02, the Future Texas JV consolidated 11 ASCs and one de novo entity and we consolidated the Future Texas JV under the VIE model. After the adoption of ASU No. 2015-02 on January 1, 2016, we determined that we are the primary beneficiary of the ASCs and de novo entity, previously consolidated by the Future Texas JV, and now consolidate them directly as VIEs.

There were no deconsolidation transactions during the three-month period ended March 31, 2015.

Fair values for retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received or to be received for the controlling equity interest sold.

Closures and Sales

During the three-months ended March 31, 2016, we closed one facility.  The operations of this facility were absorbed into an existing SCA facility.

There were no closures during the three-months ended March 31, 2015.

An indirect wholly-owned subsidiary of SCA, SCA Mokena Properties, LLC, sold the real estate of CMIS to an independent third party for total consideration of $17.0 million.

During the fourth quarter of 2015, we ceased operating an ASC located in Memphis, Tennessee (“Memphis ASC”).  We and our health system partner sold the Memphis ASC and its real estate for $0.2 million during the first quarter of 2016.

During the three-months ended March 31, 2015, we sold our entire ownership interest in one ASC that we held as an equity method investment for $7.6 million.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the three-months ended March 31, 2016 and 2015, on an unaudited pro forma basis as if the consolidated acquisitions closed in the three-months ended March 31, 2016 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three-months ended March 31, 2016 and 2015 and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2015. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Net operating revenues	$286,270	$249,054
Income from continuing operations	37,074	24,180

Consolidated acquisitions closed during the three-months ended March 31, 2016 contributed Net operating revenues of $7.5 million and Income from continuing operations of $0.3 for the three-months ended March 31, 2016.

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

We use the equity method to account for our investments in affiliates with respect to which we do not have control rights but have the ability to exercise significant influence over operating and financial policies. Assets, liabilities, revenues and expenses are reported in the respective detailed line items on the condensed consolidated financial statements for our consolidated affiliates. For our equity method affiliates, assets and liabilities are reported on a net basis in Investment in and advances to nonconsolidated affiliates on the condensed consolidated balance sheets, and revenues and expenses are reported on a net basis in Equity in net income of nonconsolidated affiliates on the condensed consolidated statements of operations. This difference in accounting treatment of equity method affiliates impacts certain financial ratios of the Company.

Variable Interest Entities

Under the applicable authoritative guidance, a variable interest entity (VIE) is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities without additional subordinated financial support; the equity holders, as a group, lack the characteristics of a controlling financial interest; or the entity is established with non-substantive voting rights in which the voting rights of some investors are not proportional to their obligation to absorb expected losses or their right to receive expected residual returns of the entity, and substantially all of the entity’s activities are conducted on behalf of an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE and provide certain required disclosures when we determine that we hold a variable interest in a VIE where we are not the primary beneficiary.

Significant judgments made in determining whether or not an entity is a VIE and whether or not we are the primary beneficiary of the VIE include determining if our interest in the entity represents a variable interest, identifying the activities that most significantly impact the economic performance of the entity, determining whether or not our variable interest gives us the power to direct those activities that we determine most significantly impact the economic performance of the entity, and determining whether or not the variability we absorb through our variable interest would be significant to the VIE.

As a result of the adoption of ASU No. 2015-02, at March 31, 2016, we held a variable interest in 93 facilities, nine JV parent entities, and four other entities that we determined to be VIEs of which we are the primary beneficiary, and 24 facilities, two JV parent entities and two other entities that we determined to be VIEs of which we are not the primary beneficiary.  At December 31, 2015, we held a variable interest in 16 facilities and six JV parent entities of which we were the primary beneficiary, and we did not hold a variable interest in a VIE of which we were not the primary beneficiary. See Note 4 for further discussion of our involvement with VIEs.

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

During the quarter ended March 31, 2016, we recorded an out of period correction to increase Depreciation and amortization by $2.9 million related to leasehold improvements as of December 31, 2015, an out of period correction to increase Gain on sale of investments by $2.9 million related to sales and syndications of investments in consolidated facilities during prior years, a correction to decrease Goodwill and Noncontrolling interests – non-redeemable by $8.8 million related to business combinations during prior years, as well as a correction to increase Property and equipment, net of accumulated depreciation and Long-term debt, net of current portion by $2.0 million related to a lease-type misclassification as of December 31, 2015. We do not believe that these errors or their corrections, individually or in the aggregate, are material to either our 2016 interim or our previously issued financial statements. These corrections did not have an effect on the operating, investing, financing or total cash flows on our condensed consolidated statement of cash flows.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS
	ENDED
	MARCH 31,
In thousands	2016	2015
Weighted average shares outstanding	39,874	38,760
Dilutive effect of outstanding equity awards	916	—
Weighted average shares outstanding, assuming dilution	40,790	38,760

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

Recent Revisions to Authoritative Guidance

In April 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not already been issued. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operation and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   The primary amendments in ASU No. 2016-02 require recognition on the balance sheet of leased assets and liabilities by lessees for those leases classified as operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operation and cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This standard clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  This ASU should be adopted concurrent with ASU No. 2015-03 which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU became effective for the Company on January 1, 2016.  The provisions were applied on a retrospective basis as a change in accounting principle. This ASU did not have a material impact on our consolidated financial position and had no impact on our results of operations or cash flows. All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU (See Note 7).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. The ASU became effective for the Company on January 1, 2016 and the Company chose the modified retrospective approach to adoption. The ASU requires, if practical, that the Company recognize the assets and liabilities of any entities that will be consolidated for the first time due to the adoption of the ASU or deconsolidated due to the adoption of the ASU and that such assets and liabilities be measured as if the guidance had always been applied. The modified retrospective approach requires that any difference between the net amount of the assets and liabilities of the entities that are added to, or subtracted from, the Company’s balance sheet and the previously held or retained interest should be recognized as a cumulative-effect adjustment to retained earnings at the beginning of the annual period for the period of adoption.  Due to our adoption of ASU No. 2015-02, we determined that 73 facilities, five parent entities and four other entities that were previously consolidated as voting interest entities due to our ownership of a controlling financial interest are considered VIEs, effective January 1, 2016, and are consolidated under the VIE model due to our ability to control the activities that most significantly impact the economic performance of these entities and our obligation to absorb losses and the right to receive benefits of these VIEs that could potentially be significant to the VIE. The consolidation of these entities under the VIE model did not have an impact on the Company’s financial position, results of operations, or cash flows for the three months ended March 31, 2016 since the Company previously consolidated them as voting interest entities. The adoption of the ASU also resulted in the deconsolidation of one facility and its respective parent entity which we previously consolidated under the voting interest model and one JV parent entity that we previously consolidated under the VIE model. As a result of the deconsolidation, we recorded a gain of approximately $0.5 million as the cumulative-effect adjustment to retained earnings as of January 1, 2016. Our condensed consolidated financial statements as of and for the three-months ended March 31, 2016 reflect the deconsolidation of these entities under the modified retrospective approach. Our adoption of the ASU did not change the nature of the risks associated with our involvement with any VIEs. See Note 4 for further discussion of our involvement with VIEs and for further discussion of the entities we deconsolidated as a result of our adoption of ASU No. 2015-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year, and early adoption is not permitted. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operation and cash flows.

We do not believe that any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — VARIABLE INTEREST ENTITIES

At March 31, 2016 and December 31, 2015, we consolidated a total of 106 and 22 VIEs, respectively, of which we were the primary beneficiary, as follows:

	MARCH 31,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	93	16
JV parents	9	6
Other entities	4	—
	106	22
(1) Includes both ASCs and surgical hospitals

At March 31, 2016 and December 31, 2015, we consolidated seven facilities and seven JV parents under the VIE model via control agreements whereby the health system partner delegated certain rights to SCA giving us control over the activities that most significantly impact the economic performance of these entities. At December 31, 2015, we consolidated four facilities and four JV parent entities under the VIE model via control agreements. In addition to the delegation agreements, we also have management agreements with each of the facilities and own a direct equity interest in the JV parent entities and an indirect equity interest in the facilities that give the Company an obligation to absorb losses and the right to receive returns that would be significant to each of these VIEs. Our adoption of ASU No. 2015-02 did not have an impact on the consolidation conclusions around these VIEs. Prior to entering into these delegation agreements during 2015, four of the facilities and four of the JV parent entities were accounted for as equity method investments, and three of the facilities and three of the JV Parents were consolidated as voting interest entities.

At March 31, 2016, including acquisitions subsequent to December 31, 2015, we consolidated 62 facilities and two JV parent entities under the VIE model via management agreements that we determined were variable interests. These management agreements provide us with the power to direct the activities that most significantly impact the economic performance of these entities. Furthermore, we own an equity interest in each of these facilities and JV parent entities that gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the VIE. Prior to our adoption of ASU No. 2015-02, these facilities and parent entities were consolidated as voting interest entities due to our ownership of a controlling financial interest.

As of March 31, 2016, including acquisitions subsequent to December 31, 2015, the Company holds a promissory note payable (“Promissory Note”) by the Future Texas JV that has majority ownership in 12 facilities and one de novo entity and is wholly-owned by a health system partner. We have a management agreement with each of these 12 facilities and de novo entity which gives us the power over the activities that most significantly impact the economic performance of these facilities and de novo entity, which we have determined to be VIEs. Furthermore the Promissory Note gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the facilities and de novo entity through the Future Texas JV’s equity ownership in the 12 facilities and de novo entity. Consequently we determined that we are the primary beneficiary of the facilities and de novo entity and consolidate them under the VIE model. Prior to our adoption of ASU No. 2015-02, the Future Texas JV consolidated the facilities and de novo entity and we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV and began consolidating the 12 facilities and de novo entity directly under the VIE model.

At March 31, 2016, including acquisitions subsequent to December 31, 2015, we consolidated 11 facilities which are LPs or the functional equivalent to a LP under the VIE model via our general partnership interest that gives us decision making power over the activities that most significantly impact the economic performance of these facilities, gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the VIE. Our variable interest in these facilities is our equity ownership in the facilities and management services agreements with the facilities. Prior to our adoption of ASU No. 2015-02, we consolidated these facilities under the voting interest model.

At March 31, 2016, we consolidated three entities which are LPs or the functional equivalent to a LP, that hold real estate and one functional equivalent to a LP that performs upper extremity surgery management and support services under the VIE model via our general partnership interest that give us decision making power over the activities that most significantly impact the economic performance of these entities, gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the VIEs. Our variable interest in these entities is our equity ownership. Prior to our adoption of ASU No. 2015-02, we consolidated these entities under the voting interest model.

The carrying amounts and classifications of the assets and liabilities included in our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 that relate to VIEs we consolidate were as follows:

	MARCH 31,	DECEMBER 31,
	2016	2015
Assets
Current assets
Accounts receivable, net	$99,520	$17,515
Other current assets	39,366	4,922
Total current assets	138,886	22,437
Property and equipment, net	197,587	35,325
Intangible assets	23,784	18,294
Other long-term assets	109	—
Total assets	$360,366	$76,056
Liabilities
Current liabilities
Accounts payable and other current liabilities	$76,853	$18,445
Total current liabilities	76,853	18,445
Other long-term liabilities	119,125	22,574
Total liabilities	$195,978	$41,019

The assets of the consolidated VIEs can only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to us, with the exception of $18.7 million and $4.0 million of debt guaranteed by us at March 31, 2016 and December 31, 2015, respectively. Furthermore, from time to time, the Company may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIEs, are not significant to the overall operations of the Company, and are eliminated in consolidation.

At March 31, 2016 and December 31, 2015, we held variable interests in entities, of which we were not the primary beneficiary, as follows:

	MARCH 31,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	24	—
JV parents	2	—
Other entities	2	—
	28	—
(1) Includes both ASCs and surgical hospitals

As of March 31, 2016, we have a variable interest in 24 facilities, two JV parent entities and two other entities which are VIEs of which we do not control the activities that most significantly impact the economic performance of the entities. The variable interest we hold in the 24 facilities and one of the JV parent entities is an equity ownership and a management services agreement, and we account for this equity ownership as an equity method investment. Prior to our adoption of ASU No. 2015-02, we consolidated one of these facilities and accounted for 23 of these facilities and the JV parent entity as equity method investments. Our adoption of ASU No. 2015-02 resulted in the deconsolidation of one of these facilities at January 1, 2016 (see Note 2 for further discussion).

As of March 31, 2016, we own a limited partnership interest in two other entities which hold real estate and are VIEs of which we do not have substantive participating rights (those rights that enable the holder to block or participate in certain significant financial and operating decisions of the entity) or substantive kick-out rights (those rights that enable the holder to replace the general partner or to liquidate the entity). Consequently, we do not have the power over the activities that most significantly impact the economic performance of these VIEs and thus are not the primary beneficiary. We account for these equity ownership interests as equity method investments and our adoption of ASU No. 2015-02 did not change our accounting for these investments.

The Promissory Note payable to us by the Future Texas JV has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The Promissory Note contains a conversion feature that allows us to convert the Promissory Note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. As a result of the financial interest in the earnings of the Future Texas JV held by us via the Promissory Note and the powers granted us in the Promissory Note, we have determined that the Future Texas JV is a VIE; however, because our rights under the Promissory Note are participating rights, we do not have the power over the activities that most significantly impact the economic performance of the Future Texas JV and thus we are not the primary beneficiary and do not consolidate it at March 31, 2016. Prior to our adoption of ASU No. 2015-02, we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV (see Note 2 for further discussion). The balance of the Promissory Note is $31.2 million at March 31, 2016 and is included in Other long-term assets on our condensed consolidated balance sheet.

The carrying amounts and classifications of the assets and liabilities in the condensed consolidated balance sheets that relate to our variable interest in the VIEs we are not the primary beneficiary and our maximum exposure to loss due to our involvement with these VIEs were as follows:

	MARCH 31,	DECEMBER 31,
	2016	2015
Investment in and advances to noncosolidated affiliates	$40,238	$—

Our maximum exposure to loss as a result of our involvement with these VIEs represents our equity ownership in these VIEs of $40.2 and the amount of the Promissory Note of $31.2 million, at March 31, 2016. Furthermore, from time to time, the Company may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIE and are not significant to the overall operations of the Company.

NOTE 5 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the three-months ended March 31, 2016:

Balance at December 31, 2015	$1,061,088
Acquisitions (see Note 2)	96,837
Deconsolidation (see Note 2)	(137)
Closure and other(1)	(6,666)
Balance at March 31, 2016	$1,151,122

(1)

Includes corrections of $8.8 million related to business combinations during prior years and $2.9 million related to sales and syndications of investments in consolidated facilities during prior years. (see Note 3).

NOTE 6 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our nonconsolidated affiliates:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Net operating revenues:
Net patient revenues	$200,691	$159,461
Other revenues	3,011	1,710
Total net operating revenues	203,702	161,171
Operating expenses:
Salaries and benefits	45,592	36,227
Supplies	38,312	28,711
Other operating expenses	44,949	35,862
Depreciation and amortization	9,040	5,919
Total operating expenses	137,893	106,719
Operating income	65,809	54,452
Interest expense, net of interest income	799	299
Gain on sale of investments	(1,145)	—
Income from continuing operations before income tax expense	$66,155	$54,153
Net income	$66,154	$54,148

During the three-months ended March 31, 2016 and 2015, we recorded $0.4 million and $0.2 million, respectively, of amortization expense for definite-lived intangible assets attributable to nonconsolidated affiliates. This expense was included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

During the three-months ended March 31, 2016, we recorded $1.8 million of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of four nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. The decline in the expected future cash flows was caused by events specific to each impacted facility, as further described below. The impairments included:

•	a $0.9 million impairment on our investment in Glendale Endoscopy Center, LLC related to insufficient forecasted growth at the facility;
•	a $0.6 million impairment on our investment in Surgical Center at Premier, LLC related to the forgiveness of a receivable at the facility;
•	a $0.2 million impairment on our investment in Lackawanna Physicians Ambulatory Surgery Center, LLC related to insufficient forecasted growth at the facility; and
•	a $0.1 million impairment on our investment in PS Center, LLC related to insufficient forecasted growth at the facility.

Also during the first three months of 2016, we recorded an impairment charge of $0.1 million due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable.  This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statement of operations.

NOTE 7 — LONG-TERM DEBT

Our long-term debt outstanding consisted of the following:

	AS OF
	MARCH 31,	DECEMBER 31,
	2016	2015
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$30,000	$15,000
Term Loan Facility due 2022	445,500	446,625
6.00% Senior Notes due 2023	250,000	250,000
Notes payable to banks and others	98,600	99,707
Capital lease obligations	96,104	84,552
Total debt	920,204	895,884
Unamortized discounts and debt issuance costs	(12,318)	(12,809)
Debt, net	907,886	883,075
Less: Current portion	(34,269)	(32,503)
Long-term debt, net of current portion	$873,617	$850,572

On January 1, 2016 we adopted ASU No. 2015-03 and ASU No. 2015-15 requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet. The Company retrospectively adopted the new guidance and reclassified its unamortized debt issuance costs related to the Company's debt from other noncurrent assets to noncurrent portion of debt on our consolidated balance sheets for all periods presented. The balance of unamortized debt issuance costs reclassified as of December 31, 2015 was $7.5 million.

First Quarter 2015 Refinancing Transactions

On March 17, 2015, the Company issued senior unsecured notes due 2023 in the aggregate principal amount of $250 million (the “Senior Notes”) under an Indenture dated March 17, 2015 among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and certain wholly-owned subsidiaries of the Company (the “Guarantors”) that are guaranteeing the Senior Notes (the “Indenture”).  Also on March 17, 2015, the Company entered into a $700 million credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, collectively, the “Credit Facilities”).  This issuance of the Senior Notes and the entry into the Credit Facilities are collectively referred to herein as the “Refinancing Transactions.”

The net proceeds received by the Company from the sale of the Senior Notes were $245.6 million after deducting the Initial Purchasers’ (as defined below) discount. The Company used all of those net proceeds, together with approximately $381 million of the $450 million borrowed under the Term Loan Facility, to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s previous credit facilities (the “Old Credit Facilities”). The remaining approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Facilities, we incurred debt modification expense of $4.9 million.

          Senior Notes

On March 17, 2015, the Company issued the Senior Notes under the Indenture.  The Senior Notes were sold to Goldman, Sachs & Co. and certain other initial purchasers (the “Initial Purchasers”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were expected to be resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A and/or in offshore transactions pursuant to Regulation S under the Securities Act.

The Senior Notes are general unsecured obligations of the Company and are guaranteed by the Guarantors and any subsequently acquired wholly-owned subsidiaries that guarantee certain of the Company’s indebtedness, subject to certain exceptions. The Senior Notes are pari passu in right of payment with all of the existing and future senior debt of the Company, including the Company’s indebtedness under the Credit Facilities, and senior to all existing and future subordinated debt of the Company.

Interest on the Senior Notes accrues at the rate of 6.00% per annum and is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2015. The Senior Notes mature on April 1, 2023.

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  The Company believes that it was in compliance with the covenants contained in the Indenture as of March 31, 2016.

          Credit Facilities

On March 17, 2015, the Company entered into the Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the Term Loan Facility and the Revolving Credit Facility. The Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan was 4.25% at March 31, 2016.

The Credit Facilities replaced the Company’s Credit Agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

Quarterly principal payments on the loans under the Term Loan Facility are payable in equal installments in an amount equal to 0.25% of the aggregate initial principal amount of the loans made under the Term Loan Facility. The loans made under the Term Loan Facility mature and all amounts then outstanding thereunder are payable on March 17, 2022.

The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable, on March 17, 2020.

Borrowings under the Credit Agreement bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin. The applicable margin for borrowings under the Term Loan Facility is 2.25% for Base Rate loans and 3.25% for LIBOR Rate loans. The applicable margin for any borrowings under the Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are payable at the end of each quarter.  The following table outlines the applicable margin for each portion of the Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Rate Borrowings
Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
Term Loan due 2022	2.25% (with a Base Rate floor of 2.00%)	3.25% (with a LIBOR Rate floor of 1.00%)

There was $30.0 million and $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2016 and December 31, 2015, respectively, other than $15.1 million and $4.2 million, respectively, of letters of credit. As of March 31, 2016, the Revolving Credit Facility had a capacity of $204.9 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test and the Company was in compliance with such leverage ratio test as of March 31, 2016. The Company pays a commitment fee of either 0.375% or 0.500% per annum, depending on the Company’s senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit the Company from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and the Company’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it was in compliance with these covenants as of March 31, 2016.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At March 31, 2016, interest rate swaps of $190.0 million were outstanding.  The aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At March 31, 2016 and December 31, 2015, $0.7 million and $1.1 million, respectively, was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months.  Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed, and no collateral has been posted with counterparties. During the three-months ended March 31, 2016, the liability related to the swaps decreased by $0.4 million due to swap settlements and an immaterial increase in the change in fair value.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of March 31, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 8 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$2,429	$(7,696)
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(16)	(1,470)
Net income (loss), net of tax, attributable to Surgical Care Affiliates	$2,413	$(9,166)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Net income (loss) attributable to Surgical Care Affiliates	$2,413	$(9,166)
Increase (decrease) in equity due to sales to noncontrolling interests	3,550	(224)
Decrease (increase) in equity due to purchases from noncontrolling interests	(1,565)	199
Change from net income (loss) attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$4,398	$(9,191)

$5.3 million of Contributions from noncontrolling interests in the condensed consolidated statement of changes in equity recorded in the first quarter of 2015 relates to funding from our partners for their pro rata portion of cash transferred for business combinations.

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

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Balance at beginning of period	$21,989	$15,444
Net income attributable to noncontrolling interests-redeemable	3,629	4,520
Net change in equity related to amendments in agreements with noncontrolling interests	(3,301)	—
Net change related to purchase of ownership interests	709	1,362
Change in distribution accrual	46	(461)
Distributions to noncontrolling interests-redeemable	(5,838)	(5,705)
Balance at end of period	$17,234	$15,160

NOTE 9 — FAIR VALUE

The Company follows the provisions of the authoritative guidance for fair value measurements, which address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at each of March 31, 2016 and December 31, 2015.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	March 31, 2016
				Total
	Fair Value Measurements Using			Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique(1)
Liabilities
Other current liabilities	$—	$0.7	$—	$0.7	I
Other long-term liabilities	—	—	—	—	I
Total liabilities	$—	$0.7	$—	$0.7

	December 31, 2015
				Total
	Fair Value Measurements Using			Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.1	$—	$1.1	I
Other long-term liabilities	—	—	—	—	I
Total liabilities	$—	$1.1	$—	$1.1
(1)	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

During the three-months ended March 31, 2016, we recorded $1.8 million of impairment to our investments in nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates in our consolidated statement of operations.

The investments in nonconsolidated affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
March 31, 2016	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliates	$11.9	—	—	$11.9	$1.8

The input used by the Company in estimating the value of Level 3 Investment in nonconsolidated affiliates above includes the market multiple of EBITDA. Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations. The following table includes information regarding the significant unobservable input used in the estimation of Level 3 fair value measurement (in millions).

	Level 3 Assets
	as of	Significant Unobservable	Range of
Level 3 Investment in nonconsolidated affiliates	March 31, 2016	Input	Inputs
Market Approach	$11.9	Multiple of EBITDA	7.0x Multiple

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

	As of March 31, 2016		As of December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$729	$729	$1,085	$1,085
Long-term debt:
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$30,000	$29,906	$15,000	$14,803
Term Loan due 2022	445,500	444,108	446,625	440,763
6.00% Senior Notes due 2023	250,000	250,625	250,000	243,125
Notes payable to banks and others	98,600	98,600	99,707	99,707
Financial commitments	$—	$—	$—	$—

NOTE 10 — EQUITY-BASED COMPENSATION

We have one active equity-based compensation plan, the 2013 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock, restricted stock units (“RSUs”), and performance share awards to key teammates, directors, service providers, consultants and affiliates. We also made stand-alone grants (not under any Plan) of RSUs to an executive officer and three non-employee directors prior to our initial public offering.

Option awards are granted with an exercise price equal to at least the fair market value of the underlying shares at the date of grant. Option awards and RSUs vest based upon the passage of time. Performance share awards vest based upon the passage of time and the Company’s achievement of various performance metrics.

At March 31, 2016, 3,278,558 stock-based awards were outstanding (of which 3,198,158 are awards under the Plans) and 381,088 shares were available for future equity grants under the Plans.

During the first three months of 2016, we issued to certain members of our management team 253,430 time-based RSU awards and 77,272 performance share awards with a fair value of $41.25 per award and 328,783 time-based stock options with an exercise price of $41.25 and a fair value of $11.60 per option. The fair value of these RSUs, performance share awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 12, Equity-Based Compensation, to the consolidated financial statements of our 2015 Annual Report on Form 10-K.

NOTE 11 — INCOME TAXES

The significant components of the provision for income taxes related to continuing operations are as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Current:
State and local	$246	$224
Total current expense	246	224
Deferred:
Federal	1,464	3,124
State and local	211	465
Total deferred expense	1,675	3,589
Total income tax expense related to continuing operations	$1,921	$3,813

The $1.9 million provision for income tax expense for the three-months ended March 31, 2016 resulted primarily from the application of our estimated effective blended Federal and State income tax rate to the Company's portion of projected pre-tax book income for the current tax year.  The $3.8 million provision for income tax expense for the three-months ended March 31, 2015 was reflective of a full valuation allowance.  Accordingly, the majority of tax expense for that period was due to the amortization of tax goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill.

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

The Company continues to maintain a $23.9 million valuation allowance with respect to deferred tax assets recorded for capital loss carryforwards not anticipated to be utilized prior to expiration. We continue to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

At March 31, 2016, we had federal net operating loss (“NOL”) carryforwards of $79.9 million ($228.3 million on a gross basis). The federal NOLs expire in various amounts at varying times beginning in 2027.  The federal NOL carryfowards as of March 31, 2016 excludes $10.5 million for loss carryforwards resulting from excess tax benefits attributable to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in capital when they reduce income taxes payable.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, should any be accrued related to uncertain tax positions.

NOTE 12 —ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities as of March 31, 2016 and December 31, 2015 are immaterial. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Net operating revenues	$—	$3,117
Costs and expenses	(18)	(4,439)
Loss on sale of investments or closures	—	(70)
Loss from discontinued operations	(18)	(1,392)
Income tax benefit (expense)	2	(78)
Net loss from discontinued operations	$(16)	$(1,470)

We had one property partnership that qualified for reporting as held for sale that did not also qualify for reporting as discontinued operations as of December 31, 2015. The sale of the partnership was completed during the first quarter of 2016. The assets and liabilities associated with this partnership were immaterial as of December 31, 2015. There were no assets or liabilities held for sale that were not discontinued operations as of March 31, 2016.

NOTE 13 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG Global, LLC (“TPG”), served as an arranger in connection with the Credit Agreement and was paid an arrangement fee in the amount of aproximately $0.2 million during the three-months ended March 31, 2015. TPG Capital BD, LLC also served as an initial purchaser in connection with the offering of the Senior Notes, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by selling stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million.

Certain directors of the Company have received equity-based compensation under the 2013 Omnibus Long-Term Incentive Plan and the Directors and Consultants Equity Incentive Plan as part of their compensation for service on the Company’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three-month periods ended March 31, 2016 and 2015.

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

NOTE 15 — SUBSEQUENT EVENTS

Effective April 1, 2016, an indirect wholly owned subsidiary of SCA purchased a 50.0% controlling interest in Gladiolus Surgery Center, L.L.C., which owns and operates an ASC in Fort Myers, Florida, for total cash consideration of $9.3 million.  This ASC is a consolidated facility.

Effective April 1, 2016, SCA entered into an agreement with a health system to manage three ASCs located in Phoenix, Arizona, which are owned by the health system.  These ASCs are managed-only facilities.

Effective May 1, 2016, an indirect wholly-owned subsidiary of SCA purchased a 60.0% controlling interest in Dublin Surgery Center, LLC, which owns and operates an ASC in Dublin, Ohio, for total cash consideration of $3.8 million.  This ASC is a consolidated facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in tables are in millions of U.S. dollars unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2015 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in the 2015 Annual Report on Form 10-K under Part I, “Item 1A. Risk Factors.”

OVERVIEW

We are a leading provider of surgical solutions to physicians, health plans, medical groups and health systems to optimize surgical care. We operate one of the largest networks of outpatient surgery facilities in the United States.  As of March 31, 2016, we operated in 33 states and had an interest in and/or operated 186 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations. Of these 194 facilities, we consolidated the operations of 109 affiliated facilities, had 67 nonconsolidated affiliated facilities and held no ownership in 18 affiliated facilities that contract with us to provide management services only.

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of March 31, 2016, we owned and operated facilities in partnership with approximately 2,800 physician partners.  We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

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

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with health plans, medical groups and health systems, and making selective acquisitions of existing surgical facilities and groups of facilities.

We took steps during the first three months of 2016 to optimize our portfolio by:

●

acquiring a controlling interest in seven ASCs that we consolidate (one of these facilities was previously a managed-only facility and two were previously equity method investments and did not increase our total facility count);

●	deconsolidating one ASC as a result of the adoption of ASU No. 2015-02 that required a change in accounting treatment of the facility from consolidated to equity method;

●	closing one consolidated ASC and combining its operations into an existing consolidated ASC; and

●	terminating management agreements with two managed-only ASCs.

Our consolidated net operating revenues increased $45.6 million, or 19.5%, for the three-months ended March 31, 2016 compared to the three-months ended March 31, 2015. The main factors that contributed to this increase were revenues earned from acquisitions since March 31, 2015, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 2.7% to $1,972 per case for the three-months ended March 31, 2016 from $1,921 per case during the prior year period, reflecting acquisitions of an interest in consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 131,433 cases during the three-months ended March 31, 2016 from 112,782 cases during the three-months ended March 31, 2015, largely due to acquisitions since March 31, 2015. Our number of consolidated facilities increased to 109 facilities as of March 31, 2016 from 101 facilities as of March 31, 2015.

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

During the three-months ended March 31, 2016, systemwide net operating revenues grew by 22.3% compared to the prior year period. Systemwide net patient revenues per case grew by 1.8% compared to the prior year period. These increases were due to acquisitions, increased rates paid under certain payor contracts, increased management fee revenues from nonconsolidated acquisitions, and expansion of an existing facility.

At March 31, 2016, we held interests in 106 facilities in partnership with health systems, which facilities include consolidated, equity method and managed-only facilities.  Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with health plans, medical groups and health systems as we continue to position ourselves as a partner of choice.

Our Consolidated Subsidiaries and Nonconsolidated Affiliates

At facilities where we serve as an owner and day-to-day manager, we have significant influence over the operations of such facilities. When we have control of the facility, we account for our investment in the facility as a consolidated subsidiary. When this influence does not represent control of the facility, but we have the ability to exercise significant influence over operating and financial policies, we account for our investment in the facility under the equity method and treat the facility as a nonconsolidated affiliate. Our net earnings from a facility are the same under either method, but the classification of those earnings in our condensed consolidated statements of operations differs.

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

•

Shifts in Ownership Percentage. Our net income is driven in part by our ownership percentage in a facility since a portion of the net income earned by the facility is attributable to any noncontrolling owners in the facility, even if we consolidate such facility. As a result of our partnerships with physicians and health systems, our percentage of ownership in a facility may shift over time, which may result in an increase or a decrease in the net income we earn from such facility.

We took several steps during the three-months ended March 31, 2016 to optimize our facility portfolio by acquiring and closing certain consolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Three-Months	Three-Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
Facilities at Beginning of Period
Consolidated Facilities:	104	95
Equity Method Facilities:	68	65
Managed-only Facilities:	21	26
Total Facilities:	193	186
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	4	3
Noncontrolling interests acquired in facilities accounted for as equity method investments:	—	1
Management agreements entered into (Managed-only):	—	—
De novos
Consolidated de novo facilities placed into operations:	—	—
De novo facilities accounted for as equity method investments placed into operations:	—	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	3	3
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an equity method investment:	1	—
Transactions completed such that consolidated or equity method facilities are accounted for as a managed-only facility:	—	1
Closures and Sales
Consolidated Facilities sold:	—	—
Noncontrolling interests in facilities accounted for as equity method investments sold:	—	—
Consolidated Facilities closed:	1	—
Equity Method Facilities closed:	—	—
Management agreements exited from (Managed-only):	2	—
Facilities at End of Period
Consolidated Facilities:	109	101
Equity Method Facilities:	67	62
Managed-only Facilities:	18	27
Total Facilities:	194	190
Average Ownership Interest
Consolidated Facilities:	47.6%	48.9%
Equity Method Facilities:	25.3%	24.8%

Revenues

Our consolidated net operating revenues for the three-months ended March 31, 2016 and 2015 were $279.7 million and $234.1 million, respectively.

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

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
	(growth rates in actual amounts)
Systemwide net operating revenues growth (1)	22.3%	16.1%
Systemwide net patient revenues per case growth (1)	1.8%	6.3%
Same site systemwide net operating revenues growth (1)(2)	9.3%	7.7%
Same site systemwide net patient revenues per case growth (1)(2)	1.6%	6.7%

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

Three-Months Ended March 31, 2016 Compared to Three-Months Ended March 31, 2015

Our consolidated net operating revenues increased by $45.6 million, or 19.5%, for the three-months ended March 31, 2016 to $279.7 million from $234.1 million for the three-months ended March 31, 2015. Consolidated net patient revenues per case increased by 2.7% to $1,972 per case during the three-months ended March 31, 2016 from $1,921 per case during the three-months ended March 31, 2015.

For the three-months ended March 31, 2016, systemwide net operating revenues grew by 22.3% compared to the three-months ended March 31, 2015. In addition, for the three-months ended March 31, 2016, systemwide net patient revenues per case grew by 1.8% compared to the three-months ended March 31, 2015.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
Total net operating revenues, three-months ended March 31, 2015(1)	$234.1	$161.2
Add: revenue from acquired facilities	40.1	18.3
revenue from consolidations	0.6	(0.6)
Less: revenue of disposed facilities	(2.4)	(4.1)
revenue from deconsolidated facilities	(1.4)	1.4
Adjusted base year net operating revenues	271.0	176.2
Increase from operations	8.7	27.5
Total net operating revenues, three-months ended March 31, 2016	$279.7	$203.7

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

The following table presents a breakdown by payor source of the percentage of net patient revenues at our consolidated and nonconsolidated facilities for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Managed care and other discount plans	63%	62%
Medicare	20	19
Workers’ compensation	9	11
Patients and other third-party payors	5	4
Medicaid	3	4
Total	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Managed care and other discount plans	72%	72%
Medicare	18	18
Workers’ compensation	6	5
Patients and other third-party payors	2	3
Medicaid	2	2
Total	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 20% of our net patient revenues for the three-months ended March 31, 2016 and 19% of our net patient revenues for the three-months ended March 31, 2015. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the Budget Control Act of 2011 (the “BCA”) impacting the Medicare program went into effect on March 1, 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. The Medicare payment update for ASCs for federal fiscal year 2016 is a net increase of 0.3%, consisting of 0.8% inflation minus a 0.5% productivity adjustment.  We do not expect this update to materially affect our results.

For the three-months ended March 31, 2016, the net patient revenues from our consolidated facilities located in each of Texas and California represented approximately 21% and 10%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Florida, Illinois, Idaho and North Carolina represented more than 5% of our total net patient revenues for the three-months ended March 31, 2016. As of March 31, 2016, 29 of our 67 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 67 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.  Management fee revenues represented 5.0% and 6.0% of our net operating revenues for the three-months ended March 31, 2016 and 2015, respectively.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 35.4% and 35.6% of our net operating revenues for the three-months ended March 31, 2016 and 2015, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 23.7% and 21.1% of our net operating revenues for the three-months ended March 31, 2016 and 2015, respectively.  Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tend to drive supplies expense higher.

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

The option’s value as of March 31, 2015 was $9.8 million, and the entire amount was expensed in the first quarter of 2015. On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, an additional $1.9 million of expense was recorded in the second quarter of 2015.  There was no similar expense in the first quarter of 2016.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $4.9 million of debt modification expense. There was no similar expense in the first quarter of 2016.

Loss on Extinguishment of Debt

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized a $0.5 million loss on extinguishment of debt. There was no similar loss in the first quarter of 2016.

Provision for Income Tax Expense

Since substantially all of our facilities are organized as general partnerships, LPs, LLPs or LLCs, which are not taxed at the entity level for federal income tax purposes and are only taxed at the entity level in five states for state income tax purposes, substantially all of our tax expense is attributable to Surgical Care Affiliates.  For the prior year, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior year did not bear a direct relationship to pre-tax income.  For the current tax year, tax expense will not bear a logical relationship to pre-tax income because the expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests.

Net Income (Loss) Attributable to Surgical Care Affiliates

Net income (loss) attributable to Surgical Care Affiliates is derived by subtracting net income attributable to noncontrolling interests from net income. Net income includes certain revenues and expenses that are incurred only through our wholly-owned subsidiaries and, therefore, do not impact net income attributable to noncontrolling interests. These revenues and expenses include management fee revenues, interest expense related to Surgical Care Affiliates’ debt, losses or gains on sales of investments and provision for income taxes. In periods where net income is negatively affected by these non-shared revenues and expenses, the deduction of net income attributable to noncontrolling interests from net income can result in a net loss attributable to Surgical Care Affiliates in periods where net income is positive.

Summary Results of Operations

Three-Months Ended March 31, 2016 Compared to Three-Months Ended March 31, 2015

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended March 31, 2016 and 2015:

	THREE-MONTHS ENDED MARCH 31,
	2016		2015
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$259.2	$200.7	$216.6	$159.5
Management fee revenues	14.0	—	14.1	—
Other revenues	6.5	3.0	3.3	1.7
Total net operating revenues	279.7	203.7	234.1	161.2
Equity in net income of nonconsolidated affiliates(2)	11.8	—	12.1	—
Operating expense:
Salaries and benefits	99.0	45.6	83.4	36.2
Supplies	66.2	38.3	49.4	28.7
Other operating expenses	44.9	31.6	36.7	25.3
Depreciation and amortization	22.3	9.0	15.2	5.9
Occupancy costs	10.6	8.8	8.2	7.2
Provision for doubtful accounts	3.9	4.6	4.2	3.5
Loss (gain) on disposal of assets	0.9	—	0.2	(0.1)
Total operating expenses	247.8	137.9	197.4	106.7
Operating income	43.7	65.8	48.8	54.5
Interest expense	12.8	0.8	8.8	0.3
HealthSouth option expense	—	—	9.8	—
Debt modification expense	—	—	4.9	—
Loss on extinguishment of debt	—	—	0.5	—
Interest income(3)	(4.4)	(0.0)	(0.0)	(0.0)
Gain on sale of investments	(4.2)	(1.1)	(1.9)	—
Income from continuing operations before income tax expense	39.5	66.2	26.6	54.2
Provision for income tax expense(4)	1.9	0.0	3.8	0.0
Income from continuing operations	37.6	66.2	22.8	54.1
Loss from discontinued operations, net of income tax expense	—	—	(1.5)	—
Net income	37.6	$66.2	21.3	$54.1
Less: Net income attributable to noncontrolling interests	(35.2)		(30.5)
Net income (loss) attributable to Surgical Care Affiliates	$2.4		$(9.2)
Equity in net income of nonconsolidated affiliates		$11.8		$12.1
Other Data(5)
Cases—consolidated facilities(6)	131,433		112,782
Cases—equity method facilities(7)	82,505		65,338
Consolidated facilities(8)	109		101
Equity method facilities	67		62
Managed-only facilities	18		27
Total facilities	194		190

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

(2)

For the three-months ended March 31, 2016 and 2015, we recorded amortization expense of $0.4 million and $0.2 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the three-months ended March 31, 2016, we recorded other than temporary impairment charges of $1.9 million within the line item Equity in net income of nonconsolidated affiliates. There were no such charges for the three-months ended March 31, 2015.

(3)

Interest income as reported under GAAP was $0.030 million for the three-months ended March 31, 2015. Interest income of nonconsolidated affiliates was $0.029 million and $0.018 million for the three-months ended March 31, 2016 and 2015, respectively.

(4)	Provision for income tax expense for nonconsolidated affiliates was $0.001 million and $0.005 million for the three-months ended March 31, 2016 and 2015, respectively.
(5)	Case data is presented for the three-months ended March 31, 2016 and 2015, as applicable. Facilities data is presented as of March 31, 2016 and 2015, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of March 31, 2016, we consolidated 93 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $45.6 million, or 19.5%, for the three-months ended March 31, 2016 compared to the three-months ended March 31, 2015. The main factors that contributed to this increase were revenues earned from acquisitions, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 2.7% to $1,972 per case for the three-months ended March 31, 2016 from $1,921 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 131,433 cases during the three-months ended March 31, 2016 from 112,782 cases during the three-months ended March 31, 2015, largely due to acquisitions since March 31, 2015. Our number of consolidated facilities increased to 109 facilities as of March 31, 2016 from 101 facilities as of March 31, 2015.

For the three-months ended March 31, 2016, systemwide net operating revenues grew by 22.3% compared to the three-months ended March 31, 2015. The growth in systemwide net operating revenues was largely due to acquisitions. The increased management fee revenues from acquisitions made subsequent to the prior year first quarter, increased rates earned under certain payor contracts and expansion of an existing facility also contributed to growth in systemwide net operating revenues. In addition, for the three-months ended March 31, 2016, systemwide net patient revenues per case grew by 1.8% compared to the three-months ended March 31, 2015, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased $0.3 million, or 2.1%, to $11.8 million during the three-months ended March 31, 2016 from $12.1 million during the three-months ended March 31, 2015. Equity in net income of nonconsolidated affiliates decreased due to $1.9 million of equity method impairments recorded during the first quarter of 2016 and the consolidation of one facility that was previously accounted for as an equity method investment in the first quarter of 2015.  This decrease was partially offset by the acquisition of several noncontrolling interests in facilities since March 31, 2015 and the deconsolidation of a facility since March 31, 2015 (i.e., the facility became an equity method facility rather than a consolidated facility).

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $15.6 million, or 18.7%, to $99.0 million for the three-months ended March 31, 2016 from $83.4 million for the three-months ended March 31, 2015 due to the addition of teammates of newly acquired consolidated facilities, annual salary increases and corporate investments related to operations and development.

Supplies

Supplies expense for consolidated facilities increased $16.8 million, or 34.0%, to $66.2 million for the three-months ended March 31, 2016 from $49.4 million for the three-months ended March 31, 2015. Supplies expense per case increased by 15.0% during the three-months ended March 31, 2016, as compared to the prior year period, primarily due to changes in case mix and inflation.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $8.2 million, or 22.3%, to $44.9 million for the three-months ended March 31, 2016 from $36.7 million for the three-months ended March 31, 2015. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $7.1 million, or 46.7%, to $22.3 million for the three-months ended March 31, 2016 from $15.2 million for the three-months ended March 31, 2015, primarily due to consolidated acquisitions, a correction booked in 2016 related to leasehold improvements and the addition of new capitalized assets since March 31, 2015.

Occupancy Costs

Occupancy costs for consolidated facilities increased $2.4 million, or 29.3%, to $10.6 million for the three-months ended March 31, 2016 from $8.2 million for the three-months ended March 31, 2015, primarily due to acquisitions and organizational growth after the prior year period.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities decreased to $3.9 million for the three-months ended March 31, 2016 as compared to $4.2 million during the three-months ended March 31, 2015. The provision for doubtful accounts as a percentage of net patient revenues was relatively consistent at 1.5% and 1.9% for three-months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest income for consolidated facilities increased $4.0 million, or 45.5%, to $12.8 million for the three-months ended March 31, 2016 from $8.8 million for the three-months ended March 31, 2015, primarily due to the refinancing of our indebtedness during March 2015.

Interest Income

Interest income for consolidated facilities increased to $4.4 million for the three-months ended March 31, 2016 as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV (see Note 2 for further discussion). The Company holds a $31.2 million promissory note, at March 31, 2016, payable by the Future Texas JV which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced distributions to noncontrolling interest, however, as a result of the deconsolidation, the note and related interest are now included in Other long-term assets on our condensed consolidated balance sheet and Interest income on our condensed consolidated statement of operations, respectively.

Gain on Sale of Investments

We recognized gains on sale of investments of $4.2 million and $1.9 million for the three-months ended March 31, 2016 and 2015, respectively. The gains recognized during the three-months ended March 31, 2016 were primarily due to a correction related to sales and syndications of investments in consolidated facilities during prior years and the sale of a nonconsolidated facility.  The gains recognized during the three-months ended March 31, 2015 were primarily due to the sale of the right to manage a facility held as an equity method investment.

Provision for Income Tax Expense

For the three-months ended March 31, 2016, income tax expense was $1.9 million, representing an effective tax rate of 4.9%, compared to an expense of $3.8 million, representing an effective tax rate of 14.3%, for the three-months ended March 31, 2015. The $1.9 million tax expense for the three-months ended March 31, 2016 included $1.7 million of deferred tax attributable to the Company’s portion of pre-tax income, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests. The $3.8 million tax expense for the three-months ended March 31, 2015 was reflective of a full valuation allowance and included $3.6 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.2 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

For the prior year, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior year did not bear a direct relationship to pre-tax income.  For the current tax year, tax expense will not bear a logical relationship to pre-tax income because the expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $4.7 million, or 15.4%, to $35.2 million for the three-months ended March 31, 2016 from $30.5 million for the three-months ended March 31, 2015. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income.  In addition, prior to the deconsolidation of the Future Texas JV, the interest income related to the promissory note with the Future Texas JV served as a reduction to noncontrolling interest expense. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net Income (Loss) Attributable to Surgical Care Affiliates

Net income (loss) attributable to Surgical Care Affiliates increased $11.6 million to $2.4 million of net income for the three-months ended March 31, 2016 from net loss of $9.2 million for the three-months ended March 31, 2015.  The increase was driven by growth in earnings from acquisitions and lower income tax expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

THREE-MONTHS ENDED
MARCH 31, 2015
Net operating revenues	$3.1
Costs and expenses	(4.4)
Loss on sale of investments or closures	(0.1)
Loss from discontinued operations	(1.4)
Income tax expense	(0.1)
Net loss from discontinued operations	$(1.5)

The operating results of discontinued operations for the three-months ended March 31, 2016 were immaterial. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the three-months ended March 31, 2016 and 2015:

	THREE-MONTHS
	ENDED
	MARCH 31,
	2016	2015
Net cash provided by operating activities	$61.5	$38.6
Net cash used in investing activities	(64.6)	(20.7)
Net cash (used in) provided by financing activities	(30.1)	67.3
(Decrease) increase in cash and cash equivalents	$(33.2)	$85.2

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	THREE-MONTHS
	ENDED
	MARCH 31,
	2016	2015
Net income	$37.6	$21.3
Depreciation and amortization	22.3	15.2
Distributions from nonconsolidated affiliates	17.7	13.1
Provision for doubtful accounts	3.9	4.2
Equity in income of nonconsolidated affiliates	(11.8)	(12.1)
Other operating cash flows, net	(8.2)	(3.1)
Net cash provided by operating activities	$61.5	$38.6

During the three-months ended March 31, 2016, we generated $61.5 million of cash flows provided by operating activities compared to $38.6 million during the three-months ended March 31, 2015. Cash flows from operating activities increased $22.9 million, or 59.3%, from the prior year period, primarily due to a $23.4 million increase in net income before depreciation and amortization.

Cash Flows Used in Investing Activities

During the three-months ended March 31, 2016, our net cash used in investing activities was $64.6 million, consisting primarily of $51.4 million for business acquisitions, net of cash acquired and $27.5 million of capital expenditures, partially offset by $17.8 million of proceeds from disposal of assets. Cash flows used in investing activities increased $43.9 million, or 212.1%, from the prior year period, primarily due to an increase in cash outflows for business acquisitions and capital leases, partially offset by an increase in cash inflows from proceeds from disposal of assets.

Cash Flows (Used In) Provided by Financing Activities

Net cash used in financing activities for the three-months ended March 31, 2016 was $30.1 million, consisting primarily of $40.2 million of distributions to noncontrolling interests, which primarily related to existing facilities, and $19.1 million of principal payments on long-term debt, partially offset by $30.3 million of long-term debt borrowings. Net cash used in financing activities decreased $97.4 million, or 144.7%, from the prior year period, primarily due to net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015.

Cash and cash equivalents were $46.0 million at March 31, 2016 as compared to $79.3 million at December 31, 2015. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at March 31, 2016 was $32.3 million compared to $56.8 million at December 31, 2015, a decrease of $24.5 million, or 43.1%. This decrease was primarily driven by a decrease in cash and cash equivalents.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility (as defined below), will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.

Debt

Our primary sources of funding have been the incurrence of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under the Revolving Credit Facility.

First Quarter 2015 Refinancing Transactions

On March 17, 2015, the Company issued $250 million aggregate principal amount of its 6.00% senior unsecured notes due 2023 (the “Senior Notes”) under an Indenture dated March 17, 2015 (the “Indenture”).  Also, on March 17, 2015, the Company entered into a $700 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for a seven-year, $450 million term loan credit facility (the “Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, collectively, the “Credit Facilities”).

The net proceeds received by the Company from the sale of the Senior Notes was $245.6 million after deducting the initial purchasers’ discount. The Company used the net proceeds from the sale of the Senior Notes, together with approximately $381 million of the aggregate of $450.0 million in principal amount of borrowings under the Company’s Term Loan Facility (collectively, the “Refinancing Transactions”), to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s then existing credit facilities. The remaining approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Agreement, we incurred debt modification costs of $4.9 million.

          Senior Notes

On March 17, 2015, the Company issued the Senior Notes under the Indenture.  The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain wholly-owned subsidiaries of the Company and any subsequently acquired wholly-owned subsidiaries that guarantee certain of the Company’s indebtedness, subject to certain exceptions. The Senior Notes are pari passu in right of payment with all of the existing and future senior debt of the Company, including the Company’s indebtedness under the Credit Facilities, and senior to all existing and future subordinated debt of the Company.

Interest on the Senior Notes accrues at the rate of 6.00% per annum and is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2015. The Senior Notes mature on April 1, 2023.

The Indenture contains various customary affirmative and restrictive covenants, which are subject to certain significant exceptions. As of March 31, 2016, we believe that we were in compliance with these covenants.

          Credit Facilities

On March 17, 2015, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The Credit Agreement, subject to the terms and conditions set forth therein, provides for a seven-year, $450 million Term Loan Facility and a five-year, $250 million Revolving Credit Facility. The Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan was 4.25% at March 31, 2016.

The Credit Facilities replaced the Company’s credit agreement, dated as of June 29, 2007 (as amended and restated and further amended, the “2007 Credit Agreement”), among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

Quarterly principal payments on the loans under the Term Loan Facility are payable in equal installments in an amount equal to 0.25% of the aggregate initial principal amount of the loans made under the Term Loan Facility. The loans made under the Term Loan Facility mature and all amounts then outstanding thereunder are payable on March 17, 2022.

The following table indicates the current maturity date of the Credit Facilities:

Facility	Maturity Date
Revolving Credit Facility	March 17, 2020
Term Loan due 2022	March 17, 2022

Borrowings under the Credit Agreement bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin. The applicable margin for borrowings under the Term Loan Facility is 2.25% for Base Rate loans and 3.25% for LIBOR Rate loans. The applicable margin for any borrowings under the Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are made at the end of each quarter.  The following table outlines the applicable margin for each portion of the Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
Term Loan Facility due 2022	2.25% (with a base rate floor of 2.00%)	3.25% (with a LIBOR floor of 1.00%)

There was $30.0 million and $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, we had approximately $15.1 million and $4.2 million, respectively, of letters of credit outstanding under the Revolving Credit Facility. As of March 31, 2016, the Revolving Credit Facility had a capacity of $204.9 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test and the Company was in compliance with such leverage ratio test as of March 31, 2016. At March 31, 2016, we had approximately $15.1 million in letters of credit outstanding that utilize capacity under the Revolving Credit Facility.  We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. No such payment was required at March 31, 2016.  Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of March 31, 2016.

Capital Expenditures

Capital expenditures totaled $27.5 million and $8.0 million for the three-months ended March 31, 2016 and 2015, respectively. The capital expenditures made during the three-months ended March 31, 2016 consisted primarily of the purchase of real estate related to the CMIS acquisition and fixture improvements made at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At March 31, 2016, we accounted for 67 of our 194 affiliated facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At March 31, 2016, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $67.0 million. Our average percentage ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 25% at March 31, 2016. We or one of our wholly-owned subsidiaries collectively guaranteed $16.2 million of the $67.0 million in total debt of our nonconsolidated affiliates as of March 31, 2016. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $9.3 million at March 31, 2016.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, income taxes, goodwill, impairment of long-lived assets and other intangible assets and other than temporary impairments. There were no material changes to our critical accounting policies during the three-months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of March 31, 2016, we had $811.8 million of indebtedness (excluding capital leases), of which $511.5 million is at variable interest rates and $300.3 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At March 31, 2016, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. The aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at March 31, 2016, our annual interest expense would increase by approximately $2.9 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of March 31, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1	Form of Performance Share Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants)
10.2	Form of Cash Incentive Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants)
10.3	Second Amendment to Lease (Corporate 500 Centre), dated as of August 22, 2013, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC
10.4	Third Amendment to Office Lease (Corporate 500 Centre), dated as of March 21, 2016, by and between TR Deerfield Office LLC and Surgical Care Affiliates, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGICAL CARE AFFILIATES, INC.
Date: May 3, 2016	/s/ Andrew P. Hayek
Andrew P. Hayek Chairman, President and Chief Executive Officer
Date: May 3, 2016	/s/ Tom W. F. De Weerdt
Tom W. F. De Weerdt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1	Form of Performance Share Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants)
10.2	Form of Cash Incentive Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants)
10.3	Second Amendment to Lease (Corporate 500 Centre), dated as of August 22, 2013, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC
10.4	Third Amendment to Office Lease (Corporate 500 Centre), dated as of March 21, 2016, by and between TR Deerfield Office LLC and Surgical Care Affiliates, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document