Form 10-Q
period 2016-06-30
Surgical Care Affiliates, Inc.
filed 2016-08-03
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-36154

SURGICAL CARE AFFILIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8740447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 Lake Cook Road, Suite 400 Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(847) 236-0921

(Registrant’s telephone number, including area code)

520 Lake Cook Road, Suite 250

Deerfield, IL 60015

(Former address, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 29, 2016
Common stock, $0.01 par value	40,205,234 shares

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases or expressions with similar meaning.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$37,838	$79,269
Restricted cash	20,571	26,116
Accounts receivable, net of allowance for doubtful accounts (2016 - $18,620; 2015 - $17,045)	124,861	129,659
Receivable from nonconsolidated affiliates	49,897	46,949
Prepaids and other current assets	49,862	32,869
Total current assets	283,029	314,862
Property and equipment, net of accumulated depreciation	320,209	296,831
Goodwill	1,209,863	1,061,088
Intangible assets, net of accumulated amortization	123,942	109,188
Deferred debt issue costs	1,127	1,277
Investment in and advances to nonconsolidated affiliates	206,678	216,111
Other long-term assets	34,769	2,254
Total assets (a)	$2,179,617	$2,001,611
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$36,684	$32,503
Accounts payable	41,437	37,419
Accrued payroll	30,592	37,802
Accrued interest	4,382	4,173
Accrued distributions	36,851	37,175
Payable to nonconsolidated affiliates	87,482	77,683
Other current liabilities	35,728	31,332
Total current liabilities	273,156	258,087
Long-term debt, net of current portion	867,679	851,849
Deferred income tax liability	49,963	44,339
Other long-term liabilities	32,631	31,615
Total liabilities (a)	1,223,429	1,185,890
Commitments and contingent liabilities (Note 14)
Noncontrolling interests – redeemable (Note 8)	16,806	21,989
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 40,127 and 39,690 shares outstanding, respectively	401	397
Additional paid-in capital	456,546	442,678
Accumulated deficit	(51,357)	(60,814)
Total Surgical Care Affiliates’ equity	405,590	382,261
Noncontrolling interests – non-redeemable (Note 8)	533,792	411,471
Total equity	939,382	793,732
Total liabilities and equity	$2,179,617	$2,001,611
(a)

Our consolidated assets as of June 30, 2016 and December 31, 2015 include total assets of our variable interest entities (“VIE”) of $375.5 million and $76.1 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of June 30, 2016 and December 31, 2015 include total liabilities of the VIE of $209.8 million and $41.0 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $24.0 million and $4.0 million of debt guaranteed by us at June 30, 2016 and December 31, 2015, respectively. See further description in Note 4, Variable Interest Entities.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	JUNE 30,
	2016	2015
Net operating revenues:
Net patient revenues	$280,466	$233,860
Management fee revenues	14,180	14,391
Other revenues	5,205	5,435
Total net operating revenues	299,851	253,686
Equity in net income of nonconsolidated affiliates	11,083	11,631
Operating expenses:
Salaries and benefits	100,944	84,932
Supplies	70,062	51,841
Other operating expenses	46,617	38,121
Depreciation and amortization	20,353	15,897
Occupancy costs	11,012	9,190
Provision for doubtful accounts	6,708	4,455
Loss (gain) on disposal of assets	166	(35)
Total operating expenses	255,862	204,401
Operating income	55,072	60,916
Interest expense	12,776	10,710
HealthSouth option expense	—	1,873
Debt modification expense	—	154
Interest income	(4,259)	(42)
(Gain) loss on sale of investments	(5,837)	272
Income from continuing operations before income tax expense	52,392	47,949
Provision for income tax expense	4,304	4,267
Income from continuing operations	48,088	43,682
Income (loss) from discontinued operations, net of income tax expense	2	(172)
Net income	48,090	43,510
Less: Net income attributable to noncontrolling interests	(42,386)	(38,950)
Net income attributable to Surgical Care Affiliates	$5,704	$4,560
Basic net income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.14	$.12
Net income per share attributable to Surgical Care Affiliates	$.14	$.12
Basic weighted average shares outstanding	40,139	39,383
Diluted net income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.14	$.11
Net income per share attributable to Surgical Care Affiliates	$.14	$.11
Diluted weighted average shares outstanding	41,045	40,797

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	SIX-MONTHS ENDED
	JUNE 30,
	2016	2015
Net operating revenues:
Net patient revenues	$539,629	$450,495
Management fee revenues	28,210	28,513
Other revenues	11,730	8,769
Total net operating revenues	579,569	487,777
Equity in net income of nonconsolidated affiliates	22,897	23,702
Operating expenses:
Salaries and benefits	199,945	168,325
Supplies	136,300	101,262
Other operating expenses	91,508	74,815
Depreciation and amortization	42,608	31,123
Occupancy costs	21,578	17,410
Provision for doubtful accounts	10,602	8,679
Loss on disposal of assets	1,107	197
Total operating expenses	503,648	401,811
Operating income	98,818	109,668
Interest expense	25,573	19,538
HealthSouth option expense	—	11,702
Debt modification expense	—	5,032
Loss on extinguishment of debt	—	544
Interest income	(8,697)	(71)
Gain on sale of investments	(9,988)	(1,594)
Income from continuing operations before income tax expense	91,930	74,517
Provision for income tax expense	6,224	8,080
Income from continuing operations	85,706	66,437
Loss from discontinued operations, net of income tax expense	(15)	(1,642)
Net income	85,691	64,795
Less: Net income attributable to noncontrolling interests	(77,574)	(69,401)
Net income (loss) attributable to Surgical Care Affiliates	$8,117	$(4,606)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.20	$(.08)
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.04)
Net income (loss) per share attributable to Surgical Care Affiliates	$.20	$(.12)
Basic weighted average shares outstanding	40,006	39,073
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.20	$(.08)
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.04)
Net income (loss) per share attributable to Surgical Care Affiliates	$.20	$(.12)
Diluted weighted average shares outstanding	40,930	39,073

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2014	38,648	$386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net (loss) income	—	—	—	(4,606)	(4,606)	58,198	53,592
Issuance of stock pursuant to teammate equity plans	484	6	5,626	—	5,632	—	5,632
HealthSouth stock option	326	3	11,699		11,702	—	11,702
Stock compensation	—	—	3,761	—	3,761	—	3,761
Net change in equity related to purchase of ownership interests	—	—	304	—	304	43,982	44,286
Contributions from noncontrolling interests	—	—	—	—	—	5,208	5,208
Change in distribution accrual	—	—	—	—	—	(4,294)	(4,294)
Distributions to noncontrolling interests	—	—	—	—	—	(61,367)	(61,367)
Balance at June 30, 2015	39,458	$395	$440,478	$(180,741)	$260,132	$365,354	$625,486

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2015	39,690	$397	$442,678	$(60,814)	$382,261	$411,471	$793,732
Net income	—	—	—	8,117	8,117	69,289	77,406
Issuance of stock pursuant to teammate equity plans	437	4	4,389	—	4,393	—	4,393
Stock compensation	—	—	6,156	—	6,156	—	6,156
Net change in equity related to amendments in agreements with noncontrolling interests (Note 8)	—	—	—	—	—	3,301	3,301
Net change in equity related to purchase of ownership interests	—	—	3,323	1,340	4,663	112,822	117,485
Contributions from noncontrolling interests	—	—	—	—	—	2,118	2,118
Change in distribution accrual	—	—	—	—	—	532	532
Distributions to noncontrolling interests	—	—	—	—	—	(65,741)	(65,741)
Balance at June 30, 2016	40,127	$401	$456,546	$(51,357)	$405,590	$533,792	$939,382

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX-MONTHS ENDED
	JUNE 30,
	2016	2015
Cash flows from operating activities
Net income	$85,691	$64,795
Loss from discontinued operations	15	1,642
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	10,602	8,679
Depreciation and amortization	42,608	31,123
Amortization of deferred issuance costs	615	720
Gain on sale of investments	(9,988)	(1,594)
Loss on disposal of assets	1,107	197
Equity in net income of nonconsolidated affiliates	(22,897)	(23,702)
Distributions from nonconsolidated affiliates	34,703	27,507
Deferred income tax	5,634	7,495
Stock compensation	6,156	3,761
Change in fair value of interest rate swap	1	287
Loss on extinguishment of debt	—	544
HealthSouth option expense	—	11,702
(Increase) decrease in assets, net of business combinations
Accounts receivable	(594)	(5,743)
Other assets	(13,688)	30,098
(Decrease) increase in liabilities, net of business combinations
Accounts payable	(2,450)	(3,635)
Accrued payroll	(8,292)	(4,590)
Accrued interest	209	4,403
Other liabilities	10,002	(34,020)
Other	(175)	(534)
Net cash used in operating activities of discontinued operations	(373)	(2,389)
Net cash provided by operating activities	138,886	116,746
Cash flows from investing activities
Capital expenditures	(41,292)	(19,023)
Proceeds from disposal of assets	18,109	256
Proceeds from sale of business	150	—
Proceeds from sale of equity interests of nonconsolidated affiliates	—	20,138
Repurchase of equity interests of nonconsolidated affiliates	(444)	—
Decrease in cash related to conversion of consolidated affiliates to equity method affiliates	(56)	—
Increase in cash related to conversion of equity method affiliates to consolidated affiliates	46	—
Increase in restricted cash	8,399	(310)
Net settlements on interest rate swap	(723)	(727)
Business acquisitions, net of cash acquired (2016 - $2,388; 2015 - $1,188)	(72,011)	(54,731)
Purchase of equity interests in nonconsolidated affiliates	(3,205)	(30,272)
Net cash provided by investing activities of discontinued operations	—	11,000
Other	(6,823)	(3,017)
Net cash used in investing activities	$(97,850)	$(76,686)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	SIX-MONTHS ENDED
	JUNE 30,
	2016	2015
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$82,227	$703,648
Payment of debt acquisition costs	—	(3,238)
Principal payments on line of credit arrangements and long-term debt	(86,319)	(604,063)
Principal payments under capital lease obligations	(6,130)	(5,097)
Distributions to noncontrolling interests of consolidated affiliates	(76,648)	(73,695)
Contributions from noncontrolling interests of consolidated affiliates	2,914	5,208
Proceeds from sale of equity interests of consolidated affiliates	5,847	4,399
Repurchase of equity interests of consolidated affiliates	(8,873)	(3,499)
Proceeds from teammate equity plans	10,016	8,195
Tax payments on options and awards	(5,499)	(2,795)
Net cash (used in) provided by financing activities	(82,465)	$29,063
Change in cash and cash equivalents	(41,429)	69,123
Cash and cash equivalents at beginning of period	79,269	8,731
Cash and cash equivalents of discontinued operations at beginning of period	2	37
Less: Cash and cash equivalents of discontinued operations at end of period	(4)	(53)
Cash and cash equivalents at end of period	$37,838	$77,838
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$19,851	$9,291
Net investment in consolidated affiliates that became equity method facilities	590	—
Accrued capital expenditures at end of period	3,326	3,476
Equity interest purchase in nonconsolidated affiliates via withheld distributions	—	5,259

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of June 30, 2016, the Company operated in 33 states and had an interest in and/or operated 193 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Texas, Florida, Indiana and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the six-months ended June 30, 2016, our portfolio of facilities changed as follows:

•

we acquired a controlling interest in 12 ASCs that we consolidate, five of which did not affect our total facility count (one of them was previously a managed-only facility, three of them were previously held as equity method investments and one of them combined its operations into an existing SCA facility);

•

we acquired a noncontrolling interest in two ASCs that we hold as equity method investments (one of them combined its operations into an existing SCA facility and therefore did not increase our total facility count);

•	we deconsolidated one ASC as a result of the adoption of ASU No. 2015-02, which required a change in the accounting treatment of the facility from consolidated to equity method;
•	we entered into agreements to manage three ASCs; and
•	we terminated management agreements with three managed-only ASCs.

Business Structure

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to acquire, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of June 30, 2016, we owned and operated facilities in partnership with approximately 3,000 physician partners. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 201 facilities as follows:

AS OF
JUNE 30, 2016
Consolidated facilities(1)	114
Equity method facilities	67
Managed-only facilities	20
Total facilities	201
(1)	As of June 30, 2016, we consolidated 97 facilities as Variable Interest Entities (“VIE”) (see Note 4).

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions for Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim period presented. Operating results for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2015 consolidated financial statements included in our 2015 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS

Acquisitions of Consolidated Facilities

During the six-months ended June 30, 2016, we obtained a controlling interest in 12 ASCs for total consideration of $78.2 million.  One of the 12 ASCs was previously a managed-only facility, and three of the 12 ASCs were previously held as equity method investments.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets was based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill that is expected to be tax deductible as a result of these 2016 transactions is approximately $74.6 million.

The details of the 12 consolidated acquisitions closed during the six-months ended June 30, 2016 are as follows:

					Cash Consideration
						(in millions)
Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of Facilities	Equity Interest(2)	Management Agreement(3)	Total
Southwest Surgery Center, LLC ("Center for Minimally Invasive Surgery" or "CMIS")	Mokena, IL	1/1/2016	60.0%	1	$30.0	$—	$30.0
Winchester Endoscopy, LLC ("Winchester")	Libertyville, IL	1/21/2016	51.0%	1	$15.3	$—	$15.3
Opthalmology Surgery Center of Dallas, LLC ("OSCD")(4)	Dallas, TX	3/1/2016	25.0%	1	$3.7	$3.4	$7.1
Space Coast Surgery Center, Ltd. ("Merritt Island")	Merritt Island, FL	3/1/2016	50.9%	1	$4.5	$—	$4.5
Midway Surgery Center ("Midway")(5)	St. Paul, MN	3/1/2016	26.0%	1	$0.6	$—	$0.6
HealthEast Surgery Center-Maplewood, LLC ("Maplewood")(6)	Maplewood, MN	3/1/2016	26.0%	1	$—	$—	$—
Barranca Surgery Center, LLC ("Barranca")(7)	Irvine, CA	3/1/2016	20.5%	1	$—	$—	$—
Gladiolus Surgery Center, LLC ("Gladiolus")	Ft. Myers, FL	4/1/2016	50.0%	1	$9.3	$—	$9.3
Surgicare of Mobile, Ltd. ("Mobile")(8)	Mobile, AL	4/1/2016	20.0%	1	$—	$—	$—
Dublin Surgery Center, LLC ("Dublin")(9)	Dublin, OH	5/1/2016	60.0%	1	$3.8	$—	$3.8
Thomas Johnson Surgery Center, LLC ("Thomas Johnson")	Frederick, MD	5/1/2016	60.0%	1	$5.6	$—	$5.6
Grove Place Surgery Center, LLC ("Grove Place")	Vero Beach, FL	6/2/2016	52.6%	1	$1.5	$0.5	$2.0
				12	$74.3	$3.9	$78.2

(1) All facilities are ASCs unless otherwise noted.
(2) Purchase price for controlling interest acquired.
(3) Purchase price for rights to manage the facility.
(4) Subsequent to closing, SCA purchased the billing services agreement of the facility for cash consideration of $0.4 million.

(5) This facility contributed substantially all of its assets to Maplewood, an existing SCA facility.  As a result of the transaction, the Midway location closed, and its operations were combined into Maplewood.

(6) This facility was previously included in SCA’s portfolio but accounted for under the equity method of accounting.  We consolidated this facility as of March 1, 2016 after the health system partner delegated certain rights to SCA.  We did not pay cash consideration for the delegation of these rights.

(7) An existing SCA equity method facility contributed substantially all of its assets to an existing consolidated SCA facility, Surgicare of La Veta, Ltd. (“La Veta”), in exchange for an ownership interest in La Veta.  As a result of the transaction, Barranca (i) continues to operate; (ii) is now a second location of La Veta; and (iii) is now a consolidated facility. SCA’s effective ownership in the combined La Veta entity is 20.5%.

(8) This facility was previously accounted for under the equity method of accounting.  We consolidated this facility as of April 1, 2016, after the partnership agreement was amended to give SCA certain control rights.  We did not pay cash consideration for the delegation of these control rights.  A pre-tax gain of approximately $5.9 million related to this transaction was recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

(9) At closing, an indirect wholly-owned subsidiary of SCA purchased an additional 4.2% membership interest for $0.2 million.

In addition to the acquisitions included in the table above, effective January 1, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Mokena Properties, LLC (“SCA-Mokena”), purchased the real estate of the CMIS location from CMIS for total consideration of $17.0 million. SCA-Mokena sold this real estate to a third party, effective February 26, 2016, for an immaterial loss (see Closures and Sales).

The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the 12 consolidated acquisitions closed during the six-months ended June 30, 2016 are as follows:

	CMIS	Winchester	OSCD	Merritt Island	Maplewood(1)	Barranca	Gladiolus	Mobile	Dublin	Thomas Johnson	Grove Place	Total
Current assets
Cash and cash equivalents	$1,645	$442	$23	$—	$—	$—	$19	$—	$148	$—	$111	$2,388
Accounts receivable	149	—	1,520	—	895	163	1,017	892	639	248	219	5,742
Other current assets	67	—	658	283	1,648	190	12	1,256	4	43	—	4,161
Total current assets	1,861	442	2,201	283	2,543	353	1,048	2,148	791	291	330	12,291
Property and equipment	2,143	365	3,050	561	1,473	1,691	404	3,852	5,834	420	362	20,155
Goodwill	41,069	26,168	8,744	6,718	12,222	1,025	18,340	28,270	4,190	7,836	2,225	156,807
Intangible assets	5,240	2,420	7,656	840	700	91	1,820	7,583	960	720	700	28,730
Total assets	$50,313	$29,395	$21,651	$8,402	$16,938	$3,160	$21,612	$41,853	$11,775	$9,267	$3,617	$217,983

Current liabilities
Accounts payable and other current liabilities	$787	$—	$1,333	$22	$720	$256	$3,833	$1,079	$735	$88	$522	$9,375
Total current liabilities	787	—	1,333	22	720	256	3,833	1,079	735	88	522	9,375
Other long-term liabilities	20	—	1,769	—	319	578	—	2,590	4,859	—	—	10,135
Total liabilities	$807	$—	$3,102	$22	$1,039	$834	$3,833	$3,669	$5,594	$88	$522	$19,510

(1) Total assets and total liabilities include assets and liabilities contributed from Midway to Maplewood.

Intangible assets acquired during the six-months ended June 30, 2016 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$9,800	15.0*(1)
Licenses	$4,586	15.0*
Management agreements	$8,386	15.0*
Noncompete agreements	$5,958	3.5*
Total	$28,730	12.6*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.
(1) The certificate of need related to Mobile is excluded from the weighted average estimated useful life calculation due to its indefinite useful life.

The purchase price allocations for the 2016 acquisitions above are preliminary. Additionally, all purchase price allocations related to acquisitions completed since June 30, 2015 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to correcting working capital balances which are generally agreed upon within six to twelve months.

During the six-months ended June 30, 2015, the Company, through its indirect wholly owned or joint venture entities, purchased a controlling interest in 11 ASCs for total consideration of $57.9 million. Three of the 11 ASCs were previously equity method investments.

Acquisitions of Noncontrolling Interests in Facilities

During the six-months ended June 30, 2016, we acquired a noncontrolling interest in two ASCs for total cash consideration of $1.0 million. These acquisitions are accounted for as equity method investments. These acquisitions are described in further detail below.

Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of Facilities	Cash Consideration (in millions)
Naperville Surgical Centre, LLC	Naperville, IL	6/1/2016	12.8%	1	$0.2
San Diego Sports and Minimally Invasive Surgery Center, LLC (“SMI”)(2)	San Diego, CA	6/1/2016	31.6%	1	$0.8
				2	$1.0
(1) All facilities are ASCs unless otherwise noted.

(2) Contemporaneously with our purchase of 31.6% of SMI, SMI contributed substantially all of its assets (the “Contribution”) to UCSD Ambulatory Surgery Center, LLC (“UASC”), an existing SCA equity method facility.  The SMI location ceased seeing patients as a result of the Contribution, and its operations were combined into the UASC location.

During the six-months ended June 30, 2016, an indirect wholly-owned subsidiary of SCA, SCA-SwiftPath, LLC, purchased a 19.9% membership interest in SwiftPath Program, LLC (“SwiftPath”) for $2.0 million.  SwiftPath develops evidence-based, rapid recovery protocols vetted by expert opinion that enable surgeons to provide patients with the option to have hip and knee replacements on an outpatient basis.  The SwiftPath platform also includes patient engagement and education, patient selection criteria and peer-reviewed surgical techniques.  This is an equity method investment for SCA.

During the six-months ended June 30, 2015, Multi-Specialty Surgery Center, LLC (“Multi-Specialty”), which owns and operates an ASC in Indianapolis, Indiana, contributed substantially all of its assets to Beltway Surgery Centers, L.L.C. (“Beltway”), in exchange for $15.9 million in cash and 13.75 units, or 3.8% of the total membership interest, of Beltway valued at $6.1 million.  Beltway is a nonconsolidated SCA entity and a joint venture among a subsidiary of SCA, physicians and a health system which owns and operates multiple ASCs in Indiana.  As a result of the transaction, the Multi-Specialty location became an additional location of Beltway and is an equity method investment for us.

Deconsolidations

During the six-month period ended June 30, 2016, we deconsolidated one facility and its related parent entity as a result of the adoption by the Financial Accounting Standards Board (the “FASB”) of Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016, which modified existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We retained a noncontrolling interest in these affiliates. We recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to accumulated deficit as of January 1, 2016.

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

Closures and Sales

During the six-months ended June 30, 2016, we closed two facilities.  The operations of these facilities were absorbed into existing SCA facilities. There were no material gains or losses recorded related to these closures.

During the six-months ended June 30, 2015, we closed three consolidated ASCs.  There were no material gains or losses recorded related to these closures.

During the six-months ended June 30, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Mokena, sold the real estate of CMIS to an independent third party for total consideration of $17.0 million.

During the fourth quarter of 2015, we ceased operating an ASC located in Memphis, Tennessee (“Memphis ASC”).  We and our health system partner sold the Memphis ASC and its real estate for $0.2 million during the first quarter of 2016.

During the six-months ended June 30, 2015, we sold our entire ownership interest in one ASC that we held as an equity method investment for $7.6 million. We also sold our entire ownership interest in a consolidated surgical hospital for $0.3 million and the real estate owned by the surgical hospital for $10.8 million.  We recorded a pre-tax gain of approximately $2.1 million related to this transaction in Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.  The surgical hospital and its real estate were placed into discontinued operations in 2014.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the three- and six-months ended June 30, 2016 and 2015, on an unaudited pro forma basis as if the consolidated acquisitions closed in the three- and six-months ended June 30, 2016 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three- and six-months ended June 30, 2016 and 2015 and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2015. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Net operating revenues	$307,435	$276,354	$593,967	$532,205
Income from continuing operations	47,572	46,776	86,228	72,142

Consolidated acquisitions closed during the three- and six-months ended June 30, 2016 contributed Net operating revenues of $22.7 million and $30.2 million, respectively, and Income from continuing operations of $3.7 million and $4.0 million, respectively.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

We evaluate partially owned subsidiaries and joint ventures held in partnership form using authoritative guidance, which includes a framework for evaluating whether a general partner(s), managing member(s) or board of managers control an affiliate and therefore we should consolidate it. To the extent that any noncontrolling investor has rights that inhibit our ability to control the affiliate, including substantive veto rights, we do not consolidate the affiliate.

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

As a result of our adoption of ASU No. 2015-02, at June 30, 2016, we held a variable interest in 97 facilities, nine JV parent entities, and four other entities that we determined to be VIEs of which we are the primary beneficiary, and 24 facilities, two JV parent entities and two other entities that we determined to be VIEs of which we are not the primary beneficiary.  At December 31, 2015, we held a variable interest in 16 facilities and six JV parent entities of which we were the primary beneficiary, and we did not hold a variable interest in a VIE of which we were not the primary beneficiary. See Note 4 for further discussion of our involvement with VIEs.

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

During the six-months ended June 30, 2016, we recorded an out of period correction to increase Depreciation and amortization by $2.9 million related to leasehold improvements as of December 31, 2015, an out of period correction to increase Gain on sale of investments by $2.9 million related to sales and syndications of investments in consolidated facilities during prior years, a correction to decrease Goodwill and Noncontrolling interests – non-redeemable by $8.8 million related to business combinations during prior years, as well as a correction to increase Property and equipment, net of accumulated depreciation and Long-term debt, net of current portion by $2.0 million related to a lease-type misclassification as of December 31, 2015. We do not believe that these errors or the corrections, individually or in the aggregate, are material to either our 2016 interim or our previously issued financial statements. These corrections did not have an effect on the operating, investing, financing or total cash flows on our condensed consolidated statement of cash flows.

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

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
In thousands	2016	2015	2016	2015
Weighted average shares outstanding	40,139	39,383	40,006	39,073
Dilutive effect of outstanding equity awards	906	1,414	924	—
Weighted average shares outstanding, assuming dilution	41,045	40,797	40,930	39,073

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

Recent Revisions to Authoritative Guidance

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operations and cash flows.

In April 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not already been issued. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The primary amendments in ASU No. 2016-02 require recognition on the balance sheet of leased assets and liabilities by lessees for those leases classified as operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operations and cash flows.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. The ASU became effective for the Company on January 1, 2016 and the Company chose the modified retrospective approach to adoption. The ASU requires, if practical, that the Company recognize the assets and liabilities of any entities that will be consolidated for the first time or deconsolidated due to the adoption of the ASU and that such assets and liabilities be measured as if the guidance had always been applied. The modified retrospective approach requires that any difference between the net amount of the assets and liabilities of the entities that are added to, or subtracted from, the Company’s balance sheet and the previously held or retained interest should be recognized as a cumulative-effect adjustment to accumulated deficit at the beginning of the annual period for the period of adoption.  Due to our adoption of ASU No. 2015-02, we determined that 73 facilities, five parent entities and four other entities that were previously consolidated as voting interest entities due to our ownership of a controlling financial interest are considered VIEs, effective January 1, 2016, and are consolidated under the VIE model due to our ability to control the activities that most significantly impact the economic performance of these entities and our obligation to absorb losses and the right to receive benefits of these VIEs that could potentially be significant to the VIE. The consolidation of these entities under the VIE model did not have an impact on the Company’s financial position, results of operations, or cash flows for the six-months ended June 30, 2016 since the Company previously consolidated them as voting interest entities. The adoption of the ASU also resulted in the deconsolidation of one facility and its respective parent entity which we previously consolidated under the voting interest model and one JV parent entity that we previously consolidated under the VIE model. As a result of the deconsolidation, we recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to accumulated deficit as of January 1, 2016. Our condensed consolidated financial statements as of and for the three- and six-months ended June 30, 2016 reflect the deconsolidation of these entities under the modified retrospective approach. Our adoption of the ASU did not change the nature of the risks associated with our involvement with any VIEs. See Note 4 for further discussion of our involvement with VIEs and for further discussion of the entities we deconsolidated as a result of our adoption of ASU No. 2015-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2018 fiscal year, and early adoption is not permitted. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operation and cash flows.

We do not believe that any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — VARIABLE INTEREST ENTITIES

At June 30, 2016 and December 31, 2015, we consolidated a total of 110 and 22 VIEs, respectively, of which we were the primary beneficiary, as follows:

	JUNE 30,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	97	16
JV parents	9	6
Other entities	4	—
	110	22

(1) Includes both ASCs and surgical hospitals

At June 30, 2016 and December 31, 2015, we consolidated seven facilities and seven JV parents under the VIE model via control agreements whereby the health system partner delegated certain rights to SCA giving us control over the activities that most significantly impact the economic performance of these entities. At December 31, 2015, we consolidated four facilities and four JV parent entities under the VIE model via control agreements. In addition to the delegation agreements, we also have management agreements with each of the facilities and own a direct equity interest in the JV parent entities and an indirect equity interest in the facilities that give the Company an obligation to absorb losses and the right to receive returns that would be significant to each of these VIEs. Our adoption of ASU No. 2015-02 did not have an impact on the consolidation conclusions around these VIEs. Prior to entering into these delegation agreements during 2015, four of the facilities and four of the JV parent entities were accounted for as equity method investments, and three of the facilities and three of the JV parents were consolidated as voting interest entities.

At June 30, 2016, including acquisitions subsequent to December 31, 2015, we consolidated 62 facilities and two JV parent entities under the VIE model via management agreements that we determined were variable interests. These management agreements provide us with the power to direct the activities that most significantly impact the economic performance of these entities. Furthermore, we own an equity interest in each of these facilities and JV parent entities that gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the VIE. Prior to our adoption of

ASU No. 2015-02, these facilities and parent entities were consolidated as voting interest entities due to our ownership of a controlling financial interest.

At June 30, 2016, including acquisitions subsequent to December 31, 2015, the Company held a promissory note payable (“Promissory Note”) by the Future Texas JV that has majority ownership in 12 facilities and one de novo entity and is wholly-owned by a health system partner. We have a management agreement with each of these 12 facilities and the de novo entity which gives us the power over the activities that most significantly impact the economic performance of these facilities and de novo entity, which we have determined to be VIEs. Furthermore, the Promissory Note gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the facilities and de novo entity through the Future Texas JV’s equity ownership in the 12 facilities and de novo entity. Consequently, we determined that we are the primary beneficiary of the facilities and de novo entity and consolidate them under the VIE model. Prior to our adoption of ASU No. 2015-02, the Future Texas JV consolidated the facilities and de novo entity and we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV and began consolidating the 12 facilities and de novo entity directly under the VIE model.

At June 30, 2016, including acquisitions subsequent to December 31, 2015, we consolidated 15 facilities which are LPs or the functional equivalent of a LP under the VIE model via our general partnership interests that give us decision making power over the activities that most significantly impact the economic performance of these facilities, give the Company the obligation to absorb losses and provide the Company with the right to receive returns that would be significant to the VIE. Our variable interest in these facilities is our equity ownership in the facilities and management services agreements with the facilities. Prior to our adoption of ASU No. 2015-02, we consolidated these facilities under the voting interest model.

At June 30, 2016, we consolidated three entities that are LPs or the functional equivalent of a LP and hold real estate, and one functional equivalent of a LP that performs upper extremity surgery management and support services, under the VIE model via our general partnership interests that give us decision-making power over the activities that most significantly impact the economic performance of these entities, give the Company the obligation to absorb losses and provide the Company with the right to receive returns that would be significant to the VIEs. Our variable interest in these entities is our equity ownership. Prior to our adoption of ASU No. 2015-02, we consolidated these entities under the voting interest model.

The carrying amounts and classifications of the assets and liabilities included in our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 that relate to VIEs we consolidate were as follows:

	JUNE 30,	DECEMBER 31,
	2016	2015
Assets
Current assets
Accounts receivable, net	$100,412	$17,515
Other current assets	36,890	4,922
Total current assets	137,302	22,437
Property and equipment, net	207,099	35,325
Intangible assets	31,089	18,294
Other long-term assets	57	—
Total assets	$375,547	$76,056
Liabilities
Current liabilities
Accounts payable and other current liabilities	$79,561	$18,445
Total current liabilities	79,561	18,445
Other long-term liabilities	130,209	22,574
Total liabilities	$209,770	$41,019

The assets of the consolidated VIEs can only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to us, with the exception of $24.0 million and $4.0 million of debt guaranteed by us at June 30, 2016 and December 31, 2015, respectively. Furthermore, from time to time, the Company may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIEs, are not significant to the overall operations of the Company, and are eliminated in consolidation.

At June 30, 2016 and December 31, 2015, we held variable interests in entities, of which we were not the primary beneficiary, as follows:

	JUNE 30,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	24	—
JV parents	2	—
Other entities	2	—
	28	—

(1) Includes both ASCs and surgical hospitals

At June 30, 2016, we had a variable interest in 24 facilities, two JV parent entities and two other entities which are VIEs of which we do not control the activities that most significantly impact the economic performance of these entities. The variable interests we hold in the 24 facilities and one of the JV parent entities are an equity ownership and a management services agreement, and we account for this equity ownership as an equity method investment. Prior to our adoption of ASU No. 2015-02, we consolidated one of these facilities and accounted for 23 of these facilities and the JV parent entity as equity method investments. Our adoption of ASU No. 2015-02 resulted in the deconsolidation of one of these facilities at January 1, 2016 (see Note 2 for further discussion).

At June 30, 2016, we owned a limited partnership interest in two other entities which hold real estate and are VIEs of which we do not have substantive participating rights (those rights that enable the holder to block or participate in certain significant financial and operating decisions of the entity) or substantive kick-out rights (those rights that enable the holder to replace the general partner or to liquidate the entity). Consequently, we do not have the power over the activities that most significantly impact the economic performance of these VIEs and thus are not the primary beneficiary. We account for these equity ownership interests as equity method investments and our adoption of ASU No. 2015-02 did not change our accounting for these investments.

The Promissory Note payable to us by the Future Texas JV has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The Promissory Note contains a conversion feature that allows us to convert the Promissory Note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. As a result of the financial interest in the earnings of the Future Texas JV held by us via the Promissory Note and the powers granted us in the Promissory Note, we have determined that the Future Texas JV is a VIE; however, because our rights under the Promissory Note are participating rights, we do not have the power over the activities that most significantly impact the economic performance of the Future Texas JV and thus we are not the primary beneficiary and do not consolidate it at June 30, 2016. Prior to our adoption of ASU No. 2015-02, we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV (see Note 2 for further discussion). The balance of the Promissory Note is $31.2 million at June 30, 2016 and is included in Other long-term assets on our condensed consolidated balance sheet.

The carrying amounts and classifications of the assets and liabilities in the condensed consolidated balance sheets that relate to our variable interest in the VIEs of which we are not the primary beneficiary and our maximum exposure to loss due to our involvement with these VIEs were as follows:

	JUNE 30,	DECEMBER 31,
	2016	2015
Investment in and advances to nonconsolidated affiliates	$64,266	$—

Our maximum exposure to loss as a result of our involvement with these VIEs represents our equity ownership in these VIEs of $64.3 million and the amount of the Promissory Note of $31.2 million, at June 30, 2016. Furthermore, from time to time, we may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIE and are not significant to the overall operations of the Company.

NOTE 5 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the six-months ended June 30, 2016:

Balance at December 31, 2015	$1,061,088
Acquisitions (See Note 2)	156,807
Deconsolidation (See Note 2)	(137)
Closures and other(1)	(7,895)
Balance at June 30, 2016	$1,209,863

(1)

Includes corrections of $8.8 million related to business combinations during prior years and $2.9 million related to sales and syndications of investments in consolidated facilities during prior years (see Note 3).

NOTE 6 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our nonconsolidated affiliates:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Net operating revenues:
Net patient revenues	$209,186	$180,616	$409,877	$340,077
Other revenues	2,244	1,558	5,254	3,268
Total net operating revenues	211,430	182,174	415,131	343,345
Operating expenses:
Salaries and benefits	44,298	39,452	89,890	75,679
Supplies	37,693	32,566	76,005	61,278
Other operating expenses	44,177	39,521	89,125	75,382
Depreciation and amortization	7,870	7,066	16,910	12,985
Total operating expenses	134,038	118,605	271,930	225,324
Operating income	77,392	63,569	143,201	118,021
Interest expense, net of interest income	861	578	1,660	877
Gain on sale of investments	—	—	(1,145)	—
Income from continuing operations before income tax expense	$76,531	$62,991	$142,686	$117,144
Net income	$76,522	$62,978	$142,675	$117,125

During the three- and six-months ended June 30, 2016, we recorded $0.4 million and $0.9 million, respectively, of amortization expense for definite-lived intangible assets attributable to nonconsolidated affiliates. During the three- and six-months ended June 30, 2015, we recorded $0.2 million and $0.4 million, respectively, of amortization expense for definite-lived intangible assets attributable to nonconsolidated affiliates. This expense was included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

During the six-months ended June 30, 2016, we recorded $7.4 million of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. The declines in the expected future cash flows were caused by events specific to each impacted facility, as further described below. The impairments included:

•	a $4.7 million impairment on our investment in Audubon Ambulatory Surgery Center, LLC related to insufficient forecasted growth at two facilities;
•	a $0.8 million impairment on our investment in Glendale Endoscopy Center, LLC related to insufficient forecasted growth at the facility;

•	a $0.9 million impairment on our investment in Surgical Specialty Hospital of Arizona, LLC related to insufficient forecasted growth at the facility;
•	a $0.6 million impairment on our investment in Surgical Center at Premier, LLC related to the forgiveness of a receivable at the facility;
•	a $0.2 million impairment on our investment in Lackawanna Physicians Ambulatory Surgery Center, LLC related to insufficient forecasted growth at the facility; and
•	a $0.2 million impairment on our investment in PS Center, LLC related to insufficient forecasted growth at the facility.

Also during the first six months of 2016, we recorded an impairment charge of $0.3 million due to advances previously extended to nonconsolidated affiliates that were deemed not recoverable.  This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying condensed consolidated statement of operations.

NOTE 7 — LONG-TERM DEBT

Our long-term debt outstanding consisted of the following:

	AS OF
	JUNE 30,	DECEMBER 31,
	2016	2015
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$10,000	$15,000
Term Loan Facility due 2022	444,375	446,625
6.00% Senior Notes due 2023	250,000	250,000
Notes payable to banks and others	106,347	99,707
Capital lease obligations	104,343	84,552
Total debt	915,065	895,884
Unamortized discounts and debt issuance costs	(10,702)	(11,532)
Debt, net	904,363	884,352
Less: Current portion	(36,684)	(32,503)
Long-term debt, net of current portion	$867,679	$851,849

On January 1, 2016 we adopted ASU No. 2015-03 and ASU No. 2015-15 requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet.  Consistent with ASU No. 2015-15, unamortized debt issuance costs relating to our Revolving Credit Facility remains in noncurrent assets on our consolidated balance sheets.  We retrospectively adopted the new guidance and reclassified the unamortized debt issuance costs related to our debt from other noncurrent assets to noncurrent portion of debt on our consolidated balance sheets for all periods presented. The balance of unamortized debt issuance costs reclassified as of December 31, 2015 was $6.2 million.

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

The net proceeds received by the Company from the sale of the Senior Notes were $245.6 million after deducting the Initial Purchasers’ (as defined below) discount. The Company used all of those net proceeds, together with approximately $381 million of the $450 million borrowed under the Term Loan Facility, to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s previous credit facilities (the “Old Credit Facilities”). The remainder of the approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Facilities, we incurred debt modification expense of $5.0 million.

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

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  The Company believes that it was in compliance with the covenants contained in the Indenture as of June 30, 2016.

          Credit Facilities

On March 17, 2015, the Company entered into the Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the Term Loan Facility and the Revolving Credit Facility. The Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan was 4.25% at June 30, 2016.

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

There was $10.0 million and $15.0 million outstanding under the Revolving Credit Facility as of June 30, 2016 and December 31, 2015, respectively, other than $15.1 million and $4.2 million, respectively, of letters of credit. As of June 30, 2016, the Revolving Credit Facility had a capacity of $224.9 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test, and the Company was in compliance with such leverage ratio test as of June 30, 2016. The Company pays a commitment fee of either 0.375% or 0.500% per annum, depending on the Company’s senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit the Company from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and the Company’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it was in compliance with these covenants as of June 30, 2016.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. At June 30, 2016, interest rate swaps of $190.0 million were outstanding.  The aggregate notional amount of $190.0 million in interest rate swaps will terminate on September 30, 2016.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At June 30, 2016 and December 31, 2015, $0.4 million and $1.1 million, respectively, was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months.  Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed, and no collateral has been posted with counterparties. During the six-months ended June 30, 2016, the liability related to the swaps decreased by $0.7 million due to swap settlements and an immaterial decrease in the change in fair value.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of June 30, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 8 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations, net of tax, attributable to Surgical Care Affiliates	$5,702	$4,732	$8,132	$(2,964)
Net income (loss) from discontinued operations, net of tax, attributable to Surgical Care Affiliates	2	(172)	(15)	(1,642)
Net income (loss), net of tax, attributable to Surgical Care Affiliates	$5,704	$4,560	$8,117	$(4,606)

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Net income (loss) attributable to Surgical Care Affiliates	$5,704	$4,560	$8,117	$(4,606)
Increase (decrease) in equity due to sales to noncontrolling interests	8,250	178	4,700	(46)
(Decrease) increase in equity due to purchases from noncontrolling interests	(2,942)	151	(1,377)	350
Change from net income (loss) attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$11,012	$4,889	$11,440	$(4,302)

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

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	SIX-MONTHS ENDED
	JUNE 30,
	2016	2015
Balance at beginning of period	$21,989	$15,444
Net income attributable to noncontrolling interests-redeemable	8,285	11,203
Net change in equity related to amendments in agreements with noncontrolling interests	(3,301)	—
Net change related to purchase of ownership interests	940	1,387
Change in distribution accrual	(208)	1,259
Distributions to noncontrolling interests-redeemable	(10,899)	(12,328)
Balance at end of period	$16,806	$16,965

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair value is approximately $0.1 million related to non-performance risk associated with the interest rate swaps at each of June 30, 2016 and December 31, 2015.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	June 30, 2016
				Total
	Fair Value Measurements Using			Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$0.4	$—	$0.4	I
Total liabilities	$—	$0.4	$—	$0.4

	December 31, 2015
				Total
	Fair Value Measurements Using			Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.1	$—	$1.1	I
Total liabilities	$—	$1.1	$—	$1.1
(1)	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

During the six-months ended June 30, 2016, we recorded $7.4 million of impairment to our investments in nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statement of operations.

The investments in nonconsolidated affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
June 30, 2016	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliates	$10.8	—	—	$10.8	$7.4

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

	Level 3 Assets
	as of	Significant Unobservable	Range of
Level 3 Investment in nonconsolidated affiliates	June 30, 2016	Input	Inputs
Market Approach	$10.8	Multiple of EBITDA	7.0x Multiple

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

	As of June 30, 2016		As of December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$363	$363	$1,085	$1,085
Long-term debt:
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$10,000	$9,956	$15,000	$14,803
Term Loan due 2022	444,375	442,431	446,625	440,763
6.00% Senior Notes due 2023	250,000	258,750	250,000	243,125
Notes payable to banks and others	106,347	106,347	99,707	99,707
Financial commitments	$—	$—	$—	$—

NOTE 10 — EQUITY-BASED COMPENSATION

We have two active equity-based compensation plans, the 2013 Omnibus Long-Term Incentive Plan and the 2016 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock, restricted stock units (“RSUs”), and performance share awards to key teammates, directors, service providers, consultants and affiliates. We also made stand-alone grants (not under any Plan) of RSUs to an executive officer and three non-employee directors prior to our initial public offering.

Option awards are granted with an exercise price equal to at least the fair market value of the underlying shares at the date of grant. Option awards and RSUs vest based upon the passage of time. Performance share awards vest based upon the passage of time and the Company’s achievement of various performance metrics.

At June 30, 2016, 3,126,733 stock-based awards were outstanding (of which 3,050,369 are awards under the Plans) and 3,956,810 shares were available for future equity grants under the Plans.

During the first six months of 2016, we issued to certain members of our management team 266,778 time-based RSU awards with an average fair value of $41.45 per award, 77,272 performance share awards with a fair value of $41.25 per award and 350,460 time-based stock options with an exercise price of $41.50 and a fair value of $11.67 per option. The fair value of these RSUs, performance share awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 12, Equity-Based Compensation, to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

NOTE 11 — INCOME TAXES

The significant components of the provision for income taxes related to continuing operations are as follows:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Current:
State and local	$345	$361	$590	$585
Total current expense	345	361	590	585
Deferred:
Federal	3,447	3,128	4,911	6,002
State and local	512	778	723	1,493
Total deferred expense	3,959	3,906	5,634	7,495
Total income tax expense related to continuing operations	$4,304	$4,267	$6,224	$8,080

The $4.3 million provision for income tax expense for the three-months ended June 30, 2016 resulted primarily from the application of our estimated effective blended federal and state income tax rate to the Company's portion of projected pre-tax book income for the current tax year.  The $4.3 million provision for income tax expense for the three-months ended June 30, 2015 was reflective of a full valuation allowance.  Accordingly, the majority of tax expense for that period was due to the amortization of tax goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill.

The $6.2 million provision for income tax expense for the six-months ended June 30, 2016 resulted primarily from the application of our estimated effective blended federal and state income tax rate to the Company's portion of projected pre-tax book income for the current tax year.  The $8.1 million provision for income tax expense for the six-months ended June 30, 2015 was reflective of a full valuation allowance.  Accordingly, the majority of tax expense for that period was due to the amortization of tax goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill.

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  The Company’s assessment of whether a full valuation allowance is appropriate includes review of operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods. Based on management’s review of these factors as of the third quarter 2015, the Company determined that there was sufficient positive evidence to support the release of a significant portion of the valuation allowance.

The Company continues to maintain a $23.9 million valuation allowance with respect to deferred tax assets recorded for capital loss carryforwards not anticipated to be utilized prior to expiration. The Company continues to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

At June 30, 2016, we had estimated federal net operating loss (“NOL”) carryforwards of $82.1 million ($234.7 million on a gross basis). The federal NOLs expire in various amounts at varying times beginning in 2027.  The estimated federal NOL carryfowards as of June 30, 2016 excludes $11.9 million for loss carryforwards resulting from excess tax benefits attributable to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in capital when they reduce income taxes payable.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, should any be accrued related to uncertain tax positions.

NOTE 12 —ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities as of June 30, 2016 and December 31, 2015 are immaterial. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Net operating revenues	$—	$906	$—	$4,022
Costs and expenses	(91)	(2,506)	(109)	(6,943)
Gain on sale of investments or closures	94	2,104	94	2,034
Income (loss) from discontinued operations	3	504	(15)	(887)
Income tax expense	(1)	(676)	—	(755)
Net income (loss) from discontinued operations	$2	$(172)	$(15)	$(1,642)

We had one property partnership that qualified for reporting as held for sale that did not also qualify for reporting as discontinued operations as of December 31, 2015. The sale of the partnership was completed during the first quarter of 2016. The assets and liabilities associated with this partnership were immaterial as of December 31, 2015. There were no assets or liabilities held for sale that were not discontinued operations as of June 30, 2016.

NOTE 13 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG Global, LLC (“TPG”), served as an arranger in connection with the Credit Agreement and was paid an arrangement fee in the amount of aproximately $0.2 million during the six-months ended June 30, 2015. TPG Capital BD, LLC also served as an initial purchaser in connection with the offering of the Senior Notes in March 2015, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by selling stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million.

Certain directors of the Company have received equity-based compensation under the 2013 Omnibus Long-Term Incentive Plan and the Directors and Consultants Equity Incentive Plan as part of their compensation for service on the Company’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three- and six-month periods ended June 30, 2016 and 2015.

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

NOTE 15 — SUBSEQUENT EVENTS

Effective July 8, 2016, an indirect wholly-owned subsidiary of SCA purchased a 60.0% controlling interest in Somerset Outpatient Surgery, L.L.C., which owns and operates an ASC in Somerset, New Jersey, for total cash consideration of $27.0 million.  In addition, SCA purchased the management agreement rights of the facility for $1.3 million.  This ASC is a consolidated facility.

Effective August 1, 2016, a joint venture entity owned by SCA and a health system purchased a 57.0% controlling interest in Bergen-Passaic Cataract Laser and Surgery Center, LLC, which owns and operates an ASC in Fair Lawn, New Jersey, for total cash consideration of $5.2 million.  This ASC is an equity method investment.

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

OVERVIEW

We are a leading provider of surgical solutions to physicians, health plans, medical groups and health systems to optimize surgical care. We operate one of the largest networks of outpatient surgery facilities in the United States.  As of June 30, 2016, we operated in 33 states and had an interest in and/or operated 193 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations. Of these 201 facilities, we consolidated the operations of 114 affiliated facilities, had 67 nonconsolidated affiliated facilities and held no ownership in 20 affiliated facilities that contract with us to provide management services only.

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. As of June 30, 2016, we owned and operated facilities in partnership with approximately 3,000 physician partners.  We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on the increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

With the exception of the managed-only facilities, the entities that own our facilities are structured as general partnerships, LPs, LLPs or LLCs in which either one of our subsidiaries or a joint venture in which we are an investor is an owner and serves as the general partner, limited partner, managing member or member. Our partners or co-members in these entities are generally licensed physicians, hospitals or health systems.

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with health plans, medical groups and health systems, and making selective acquisitions of existing surgical facilities and groups of facilities.

We took steps during the first six months of 2016 to optimize our portfolio by:

●

acquiring a controlling interest in 12 ASCs that we consolidate, five of which did not affect our total facility count (one of them was previously a managed-only facility, three of them were previously held as equity method investments and one of them combined its operations into an existing SCA facility);

●

acquiring a noncontrolling interest in two ASCs that we hold as equity method investments (one of them combined its operations into an existing SCA facility and did not increase our total facility count);

●	deconsolidating one ASC as a result of the adoption of ASU No. 2015-02, which required a change in the accounting treatment of the facility from consolidated to equity method;

●	entering into agreements to manage three ASCs; and

●	terminating management agreements with three managed-only ASCs.

Our consolidated net operating revenues increased $46.2 million, or 18.2%, for the three-months ended June 30, 2016 compared to the three-months ended June 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions since June 30, 2015, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 4.7% to $1,930 per case for the three-months ended June 30, 2016 from $1,844 per case during the prior year period, reflecting acquisitions of interests in consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 145,325 cases during the three-months ended June 30, 2016 from 126,826 cases during the three-months ended June 30, 2015, largely due to acquisitions since June 30, 2015. Our number of consolidated facilities increased to 114 facilities as of June 30, 2016 from 102 facilities as of June 30, 2015.

We do not consolidate 67 of the facilities affiliated with us because we do not hold a controlling equity interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues generated at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage ownership) and it does not represent actual GAAP operating results of the Company. For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the three-months ended June 30, 2016, systemwide net operating revenues grew by 17.3% compared to the prior year period. Systemwide net patient revenues per case grew by 4.8% compared to the prior year period. These increases were due to acquisitions and increased rates paid under certain payor contracts.

Our consolidated net operating revenues increased $91.8 million, or 18.8%, for the six-months ended June 30, 2016 compared to the six-months ended June 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions since June 30, 2015, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.7% to $1,950 per case for the six-months ended June 30, 2016 from $1,880 per case during the prior year period, reflecting acquisitions of an interest in consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 276,758 cases during the six-months ended June 30, 2016 from 239,608 cases during the six-months ended June 30, 2015, largely due to acquisitions since June 30, 2015. Our number of consolidated facilities increased to 114 facilities as of June 30, 2016 from 102 facilities as of June 30, 2015.

During the six-months ended June 30, 2016, systemwide net operating revenues grew by 19.7% compared to the prior year period. Systemwide net patient revenues per case grew by 3.4% compared to the prior year period. These increases were due to acquisitions and increased rates paid under certain payor contracts.

At June 30, 2016, we held interests in 110 facilities in partnership with health systems, which facilities include consolidated, equity method and managed-only facilities.  Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with health plans, medical groups and health systems as we continue to position ourselves as a partner of choice.

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

Our equity in net income of nonconsolidated affiliates is primarily a function of the performance of our nonconsolidated affiliates and our percentage ownership interest in those affiliates. However, our net patient revenues and associated expense line items only contain the results from our consolidated facilities. As a result of this incongruity in our reported results, management uses a variety of supplemental information to analyze our results of operations, including:

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

Facilities

Changes in our ownership of individual facilities and related changes in how we account for such facilities drive changes in our consolidated results from period to period in several ways, including:

•

Deconsolidations. As a result of a deconsolidation transaction, an affiliated facility or entity that was previously consolidated becomes a nonconsolidated facility or the entity is no longer consolidated. Any income we earn from a deconsolidated facility, based upon our ownership percentage in the facility, is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to the deconsolidation transaction, the affiliated facility’s results were reported as part of our consolidated net operating revenues and the associated expense line items.

•

Consolidations. As a result of a consolidation transaction, an affiliated facility or entity that was previously nonconsolidated and accounted for on an equity method basis becomes a consolidated facility or entity. After consolidation, revenues and expenses of the affiliated facility are included as part of our consolidated results.

•	De novos. Where strategically appropriate, we invest in de novo facilities, which are newly developed ASCs. A de novo facility may be consolidated or nonconsolidated, depending on the circumstances.
•

Shifts in Ownership Percentage. Our net income is driven in part by our ownership percentage in a facility since a portion of the net income earned by the facility is attributable to any noncontrolling owners in the facility, even if we consolidate such facility. As a result of our partnerships with physicians and health systems, our percentage ownership in a facility may shift over time, which may result in an increase or a decrease in the net income we earn from such facility.

We took several steps during the six-months ended June 30, 2016 to optimize our facility portfolio by acquiring and closing certain consolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Six-Months	Six-Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Facilities at Beginning of Period
Consolidated Facilities:	104	95
Equity Method Facilities:	68	65
Managed-only Facilities:	21	26
Total Facilities:	193	186
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	8	8
Noncontrolling interests acquired in facilities accounted for as Equity Method Facilities:	2	3
Management agreements entered into (Managed-only Facilities):	3	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a Consolidated Facility:	4	3
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an Equity Method Facility:	1	3
Transactions completed such that consolidated or equity method facilities are accounted for as a Managed-only Facility:	—	1
Closures and Sales
Consolidated Facilities sold:	—	1
Consolidated Facilities closed:	1	3
Equity Method Facilities closed:	1	—
Management agreements exited from (Managed-only Facilities):	3	—
Facilities at End of Period
Consolidated Facilities:	114	102
Equity Method Facilities:	67	67
Managed-only Facilities:	20	24
Total Facilities:	201	193
Average Ownership Interest
Consolidated Facilities:	47.2%	48.6%
Equity Method Facilities:	25.3%	25.5%

Revenues

Our consolidated net operating revenues for the three-months ended June 30, 2016 and 2015 were $299.9 million and $253.7 million, respectively. Our consolidated net operating revenues for the six-months ended June 30, 2016 and 2015 were $579.6 million and $487.8 million, respectively.

Given the number of our nonconsolidated facilities, we review nonconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics.

The following tables summarize our consolidated and systemwide net operating revenues growth, consolidated and systemwide net patient revenues per case growth, same site consolidated and same site systemwide net operating revenues growth and same site consolidated and same site systemwide net patient revenues per case growth.

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
	(growth rates in actual amounts)

Consolidated net operating revenues growth (1)	18.2%	21.5%	18.8%	21.5%
Consolidated net patient revenues per case growth (1)	4.7%	6.3%	3.7%	7.5%
Same site consolidated net operating revenues growth (1)(2)	1.4%	8.4%	2.7%	8.6%
Same site consolidated net patient revenues per case growth(1)(2)	1.2%	6.3%	0.1%	7.7%

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
	(growth rates in actual amounts)

Systemwide net operating revenues growth (1)	17.3%	18.2%	19.7%	17.2%
Systemwide net patient revenues per case growth (1)	4.8%	3.3%	3.4%	4.7%
Same site systemwide net operating revenues growth (1)(2)	6.8%	8.4%	8.0%	8.1%
Same site systemwide net patient revenues per case growth(1)(2)	3.8%	3.7%	2.8%	5.1%

(1)

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the net income earned from such facilities is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage ownership). We include management fee revenues from managed-only facilities in consolidated and systemwide net operating revenues growth and same site consolidated and same site systemwide net operating revenues growth but not patient or other revenues from managed-only facilities (in which we hold no ownership interest). We do not include managed-only facilities in consolidated or systemwide net patient revenues per case growth or same site consolidated or same site systemwide net patient revenues per case growth.

(2)	Same site refers to facilities that were operational in both the current and prior three- and six-month periods, as applicable.

Three-Months Ended June 30, 2016 Compared to Three-Months Ended June 30, 2015

Our consolidated net operating revenues increased by $46.2 million, or 18.2%, for the three-months ended June 30, 2016 to $299.9 million from $253.7 million for the three-months ended June 30, 2015. Consolidated net patient revenues per case increased by 4.7% to $1,930 per case during the three-months ended June 30, 2016 from $1,844 per case during the three-months ended June 30, 2015.

For the three-months ended June 30, 2016, systemwide net operating revenues grew by 17.3% compared to the three-months ended June 30, 2015. In addition, for the three-months ended June 30, 2016, systemwide net patient revenues per case grew by 4.8% compared to the three-months ended June 30, 2015.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
Total net operating revenues, three-months ended June 30, 2015(1):	$253.7	$182.2
Add: revenue from acquired facilities	41.6	9.1
revenue from consolidations	5.3	(5.3)
Less: revenue of disposed facilities	(1.9)	(2.7)
revenue from deconsolidated facilities	(2.6)	2.6
Adjusted base year net operating revenues	296.1	185.9
Increase from operations	3.8	25.5
Total net operating revenues, three-months ended June 30, 2016:	$299.9	$211.4

(1)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Six-Months Ended June 30, 2016 Compared to Six-Months Ended June 30, 2015

Our consolidated net operating revenues increased by $91.8 million, or 18.8%, for the six-months ended June 30, 2016 to $579.6 million from $487.8 million for the six-months ended June 30, 2015. Consolidated net patient revenues per case increased by 3.7% to $1,950 per case during the six-months ended June 30, 2016 from $1,880 per case during the six-months ended June 30, 2015.

For the six-months ended June 30, 2016, systemwide net operating revenues grew by 19.7% compared to the six-months ended June 30, 2015. In addition, for the six-months ended June 30, 2016, systemwide net patient revenues per case grew by 3.4% compared to the six-months ended June 30, 2015.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
Total net operating revenues, six-months ended June 30, 2015(1):	$487.8	$343.3
Add: revenue from acquired facilities	81.7	27.4
revenue from consolidations	5.9	(5.9)
Less: revenue of disposed facilities	(4.3)	(6.8)
revenue from deconsolidated facilities	(4.0)	4.0
Adjusted base year net operating revenues	567.1	362.0
Increase from operations	12.5	53.1
Total net operating revenues, six-months ended June 30, 2016:	$579.6	$415.1

(1)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Summary of Key Line Items

Net Operating Revenues

The majority of our net operating revenues consists of net patient revenues from the facilities we consolidate for financial reporting purposes. Net patient revenues are derived from fees we collect from health plans, Medicare, Medicaid, state workers’ compensation programs, patients and other payors in exchange for providing the facility and related services and supplies a physician requires to perform a surgical procedure. Our Net operating revenues also includes the line item Management fee revenues, which includes fees we earn from managing the facilities that we do not consolidate for financial reporting purposes. The line item Other revenues is composed of other ancillary services and fees received for anesthesia services. The physicians who perform procedures at our facilities bill and collect from their patients and other payors directly for their professional services, and their revenues from such professional services are not included in our net operating revenues.

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

The following table presents a breakdown by payor source of the percentage of net patient revenues at our consolidated and nonconsolidated facilities for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Managed care and other discount plans	63%	64%	63%	63%
Medicare	21	20	21	19
Workers’ compensation	8	9	9	10
Patients and other third party payors	5	4	4	5
Medicaid	3	3	3	3
Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Managed care and other discount plans	73%	69%	73%	70%
Medicare	17	18	17	18
Workers’ compensation	6	5	6	5
Patients and other third party payors	2	6	2	5
Medicaid	2	2	2	2
Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 21% and 20% of our net patient revenues for the three-months ended June 30, 2016 and 2015, respectively, and 21% and 19% of our net patient revenues for the six-months ended June 30, 2016 and 2015, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions were mandated by the Budget Control Act of 2011 (the “BCA”). Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. The Medicare payment update for ASCs for federal fiscal year 2016 is a net increase of 0.3%, consisting of 0.8% inflation minus a 0.5% productivity adjustment.  This payment update has not materially affected our results.

For the six-months ended June 30, 2016, the net patient revenues from our consolidated facilities located in each of Texas and California represented approximately 22% and 10%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Florida, Idaho, Illinois and North Carolina represented more than 5% of our total net patient revenues for the six-months ended June 30, 2016. As of June 30, 2016, 29 of our 67 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 67 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.  Management fee revenues represented 4.7% and 5.7% of our net operating revenues for the three-months ended June 30, 2016 and 2015, respectively, and 4.9% and 5.8% of our net operating revenues for the six-months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 33.7% and 33.5% of our net operating revenues for the three-months ended June 30, 2016 and 2015, respectively, and 34.5% of our net operating revenues for the six-months ended June 30, 2016 and 2015.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 23.4% and 20.4% of our net operating revenues for the three-months ended June 30, 2016 and 2015, respectively, and 23.5% and 20.8% of our net operating revenues for the six-months ended June 30, 2016 and 2015, respectively.  Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tend to drive supplies expense higher.

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

HealthSouth Option Expense

HealthSouth Corporation (“HealthSouth”) held an option to purchase equity securities constituting 5% of our equity securities issued and outstanding as of the closing of our acquisition by TPG in 2007 on a fully diluted basis.  The option became exercisable upon certain customary liquidity events, including a public offering of shares of our common stock that resulted in 30% or more of our common stock being listed or traded on a national securities exchange. Once vested, the option was exercisable on a net exercise basis.

The option’s value as of March 31, 2015 was $9.8 million, and the entire amount was expensed in the first quarter of 2015. On April 9, 2015, HealthSouth exercised the option at a value of $11.7 million. Accordingly, an additional $1.9 million of expense was recorded in the second quarter of 2015.  There has been no similar expense in 2016.

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $5.0 million of debt modification expense. There has been no similar expense in 2016.

Loss on Extinguishment of Debt

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized a $0.5 million loss on extinguishment of debt. There has been no similar loss in 2016.

Interest Income

The Company holds a promissory note payable by the Future Texas JV (see Note 4 to the condensed consolidated financial statements included herein for further discussion) which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced distributions to noncontrolling interests; however, as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV effective January 1, 2016, the note and related interest are now included in Other long-term assets on our condensed consolidated balance sheet and Interest income on our condensed consolidated statement of operations, respectively.

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

Summary Results of Operations

Three-Months Ended June 30, 2016 Compared to Three-Months Ended June 30, 2015

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended June 30, 2016 and 2015:

	THREE-MONTHS ENDED JUNE 30,
	2016		2015
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$280.5	$209.2	$233.9	$180.6
Management fee revenues	14.2	—	14.4	—
Other revenues	5.2	2.2	5.4	1.6
Total net operating revenues	299.9	211.4	253.7	182.2
Equity in net income of nonconsolidated affiliates(2)	11.1	—	11.6	—
Operating expense:
Salaries and benefits	100.9	44.3	84.9	39.5
Supplies	70.1	37.7	51.8	32.6
Other operating expenses	46.6	30.2	38.1	28.1
Depreciation and amortization	20.4	7.8	15.9	7.1
Occupancy costs	11.0	8.3	9.2	7.7
Provision for doubtful accounts	6.7	5.7	4.5	3.4
Loss (gain) on disposal of assets	0.2	—	—	0.2
Total operating expenses	255.9	134.0	204.4	118.6
Operating income	55.1	77.4	60.9	63.6
Interest expense	12.8	0.9	10.7	0.6
HealthSouth option expense	—	—	1.9	—
Debt modification expense	—	—	0.2	—
Interest income(3)	(4.3)	(0.0)	(0.0)	(0.0)
(Gain) loss on sale of investments	(5.8)	—	0.3	—
Income from continuing operations before income tax expense	52.4	76.5	47.9	63.0
Provision for income tax expense(4)	4.3	0.0	4.3	0.0
Income from continuing operations	48.1	76.5	43.7	63.0
Loss from discontinued operations, net of income tax expense	—	—	(0.2)	—
Net income	48.1	$76.5	43.5	$63.0
Less: Net income attributable to noncontrolling interests	(42.4)		(39.0)
Net income attributable to Surgical Care Affiliates	$5.7		$4.6
Equity in net income of nonconsolidated affiliates		$11.1		$11.6
Other Data(5)
Cases—consolidated facilities(6)	145,325		126,826
Cases—equity method facilities(7)	83,281		75,990
Consolidated facilities(8)	114		102
Equity method facilities	67		67
Managed-only facilities	20		24
Total facilities	201		193

Note: Totals above may not sum due to rounding.

(1)

The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations, but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)

For the three-months ended June 30, 2016 and 2015, we recorded amortization expense of $0.4 million and $0.2 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the three-months ended June 30, 2016 and 2015, we recorded other than temporary impairment charges of $5.8 million and $2.7 million, respectively, within the line item Equity in net income of nonconsolidated affiliates.

(3)

Interest income as reported under GAAP was $0.042 million for the three-months ended June 30, 2015. Interest income of nonconsolidated affiliates was $0.043 million and $0.016 million for the three-months ended June 30, 2016 and 2015, respectively.

(4)	Provision for income tax expense for nonconsolidated affiliates was $0.009 million and $0.013 million for the three-months ended June 30, 2016 and 2015, respectively.
(5)	Case data is presented for the three-months ended June 30, 2016 and 2015, as applicable. Facilities data is presented as of June 30, 2016 and 2015, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of June 30, 2016, we consolidated 97 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $46.2 million, or 18.2%, for the three-months ended June 30, 2016 compared to the three-months ended June 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 4.7% to $1,930 per case for the three-months ended June 30, 2016 from $1,844 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 145,325 cases during the three-months ended June 30, 2016 from 126,826 cases during the three-months ended June 30, 2015, largely due to acquisitions since June 30, 2015. Our number of consolidated facilities increased to 114 facilities as of June 30, 2016 from 102 facilities as of June 30, 2015.

For the three-months ended June 30, 2016, systemwide net operating revenues grew by 17.3% compared to the three-months ended June 30, 2015. The growth in systemwide net operating revenues was largely due to acquisitions. The increased management fee revenues from acquisitions made subsequent to the prior year second quarter and increased rates earned under certain payor contracts also contributed to growth in systemwide net operating revenues. In addition, for the three-months ended June 30, 2016, systemwide net patient revenues per case grew by 4.8% compared to the three-months ended June 30, 2015, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased $0.5 million, or 4.3%, to $11.1 million during the three-months ended June 30, 2016 from $11.6 million during the three-months ended June 30, 2015. Equity in net income of nonconsolidated affiliates decreased due to $5.8 million of equity method impairments recorded during the second quarter of 2016 and the consolidation of two facilities that were previously accounted for as equity method investments in the second quarter of 2015.  This decrease was partially offset by the acquisition of several noncontrolling interests in facilities since June 30, 2015 and the deconsolidation of two facilities since June 30, 2015 (i.e., the facilities became equity method facilities rather than consolidated facilities).

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $16.0 million, or 18.9%, to $100.9 million for the three-months ended June 30, 2016 from $84.9 million for the three-months ended June 30, 2015 due to the addition of teammates of newly acquired consolidated facilities, annual salary increases and the addition of teammates to support our operations and development activities.

Supplies

Supplies expense for consolidated facilities increased $18.3 million, or 35.3%, to $70.1 million for the three-months ended June 30, 2016 from $51.8 million for the three-months ended June 30, 2015. Supplies expense per case increased by 18.1% during the three-months ended June 30, 2016, as compared to the prior year period, primarily due to consolidated acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $8.5 million, or 22.3%, to $46.6 million for the three-months ended June 30, 2016 from $38.1 million for the three-months ended June 30, 2015. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $4.5 million, or 28.3%, to $20.4 million for the three-months ended June 30, 2016 from $15.9 million for the three-months ended June 30, 2015, primarily due to consolidated acquisitions and the addition of new capitalized assets since June 30, 2015.

Occupancy Costs

Occupancy costs for consolidated facilities increased $1.8 million, or 19.6%, to $11.0 million for the three-months ended June 30, 2016 from $9.2 million for the three-months ended June 30, 2015, primarily due to acquisitions and organizational growth since the prior year period.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased to $6.7 million for the three-months ended June 30, 2016 as compared to $4.5 million during the three-months ended June 30, 2015. The provision for doubtful accounts as a percentage of net patient revenues was relatively consistent at 2.4% and 1.9% for three-months ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for consolidated facilities increased $2.1 million, or 19.6%, to $12.8 million for the three-months ended June 30, 2016 from $10.7 million for the three-months ended June 30, 2015, primarily due to debt incurred in acquisitions and to an increased amount of debt outstanding under our Revolving Credit Facility.

Interest Income

Interest income for consolidated facilities increased to $4.3 million for the three-months ended June 30, 2016 as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV (see Note 4 to the condensed consolidated financial statements included herein for further discussion). The Company holds a $31.2 million promissory note, at June 30, 2016, payable by the Future Texas JV which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced net income attributable to noncontrolling interests; however, as a result of the deconsolidation, the note and related interest are now included in Other long-term assets on our condensed consolidated balance sheet and Interest income on our condensed consolidated statement of operations, respectively.

(Gain) Loss on Sale of Investments

We recognized gains on sale of investments of $5.8 million and a loss of $0.3 million for the three-months ended June 30, 2016 and 2015, respectively. The gains recognized during the three-months ended June 30, 2016 were primarily due to the consolidation of one facility after the partnership agreement was amended to give SCA certain control rights.

Provision for Income Tax Expense

For the three-months ended June 30, 2016, income tax expense was $4.3 million, representing an effective tax rate of 8.2%, compared to an expense of $4.3 million, representing an effective tax rate of 8.9%, for the three-months ended June 30, 2015. The $4.3 million tax expense for the three-months ended June 30, 2016 included $4.0 million of deferred tax attributable to the Company’s portion of pre-tax income, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.3 million attributable to noncontrolling interests. The $4.3 million tax expense for the three-months ended June 30, 2015 was reflective of a full valuation allowance and included $4.0 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.2 million attributable to noncontrolling interests.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $3.4 million, or 8.7%, to $42.4 million for the three-months ended June 30, 2016 from $39.0 million for the three-months ended June 30, 2015. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income.  In addition, prior to the deconsolidation of the Future Texas JV, the interest income related to the promissory note with the Future Texas JV reduced net income attributable to noncontrolling interests. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net Income Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $1.1 million to $5.7 million for the three-months ended June 30, 2016 from $4.6 million for the three-months ended June 30, 2015. The increase was driven by growth of our facilities’ revenues and interest income, partially offset by increases in net income attributable to noncontrolling interests and interest expense.

Summary Results of Operations

Six-Months Ended June 30, 2016 Compared to Six-Months Ended June 30, 2015

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the six-months ended June 30, 2016 and 2015:

	SIX-MONTHS ENDED JUNE 30,
	2016		2015
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$539.6	$409.9	$450.5	$340.1
Management fee revenues	28.2	—	28.5	—
Other revenues	11.7	5.3	8.8	3.3
Total net operating revenues	579.6	415.1	487.8	343.3
Equity in net income of nonconsolidated affiliates(2)	22.9	—	23.7	—
Operating expense:
Salaries and benefits	199.9	89.9	168.3	75.7
Supplies	136.3	76.0	101.3	61.3
Other operating expenses	91.5	61.8	74.8	53.5
Depreciation and amortization	42.6	16.9	31.1	13.0
Occupancy costs	21.6	17.1	17.4	14.9
Provision for doubtful accounts	10.6	10.3	8.7	6.9
Loss (gain) on disposal of assets	1.1	(0.1)	0.2	—
Total operating expenses	503.6	271.9	401.8	225.3
Operating income	98.8	143.2	109.7	118.0
Interest expense	25.6	1.7	19.5	0.9
HealthSouth option expense	—	—	11.7	—
Debt modification expense	—	—	5.0	—
Loss on extinguishment of debt	—	—	0.5	—
Interest income(3)	(8.7)	(0.1)	(0.1)	(0.0)
Gain on sale of investments	(10.0)	(1.1)	(1.6)	—
Income from continuing operations before income tax expense	91.9	142.7	74.5	117.1
Provision for income tax expense(4)	6.2	0.0	8.1	0.0
Income from continuing operations	85.7	142.7	66.4	117.1
Loss from discontinued operations, net of income tax expense	—	—	(1.6)	—
Net income	85.7	$142.7	64.8	$117.1
Less: Net income attributable to noncontrolling interests	(77.6)		(69.4)
Net income (loss) attributable to Surgical Care Affiliates	$8.1		$(4.6)
Equity in net income of nonconsolidated affiliates		$22.9		$23.7
Other Data(5)
Cases—consolidated facilities(6)	276,758		239,608
Cases—equity method facilities(7)	165,786		141,328
Consolidated facilities(8)	114		102
Equity method facilities	67		67
Managed-only facilities	20		24
Total facilities	201		193

Note: Totals above may not sum due to rounding.

(1)

The figures in this column, except within the line item Equity in net income of nonconsolidated affiliates, are non-GAAP presentations, but management believes they provide further useful information about our equity method investments. The revenues, expense and operating income line items included in this column represent the results of our facilities that we account for as an equity method investment on a combined basis, without taking into account our percentage ownership interest. The line item Equity in net income of nonconsolidated affiliates represents the total net income earned by us from our facilities accounted for as an equity method investment, which is computed as our percentage ownership interest in the facility (which differs among facilities) multiplied by the net income earned by such facility, adjusted for basis differences such as amortization and other than temporary impairment charges, as described below.

(2)

For the six-months ended June 30, 2016 and 2015, we recorded amortization expense of $0.9 million and $0.4 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the six-months ended June 30, 2016 and 2015, we recorded other than temporary impairment charges of $7.7 million and $2.7 million, respectively, within the line item Equity in net income of nonconsolidated affiliates.

(3)	Interest income of nonconsolidated affiliates was $0.034 million for the six-months ended June 30, 2015.
(4)	Provision for income tax expense for nonconsolidated affiliates was $0.010 million and $0.019 million for the six-months ended June 30, 2016 and 2015, respectively.
(5)	Case data is presented for the six-months ended June 30, 2016 and 2015, as applicable. Facilities data is presented as of June 30, 2016 and 2015, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of June 30, 2016, we consolidated 97 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $91.8 million, or 18.8%, for the six-months ended June 30, 2016 compared to the six-months ended June 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.7% to $1,950 per case for the six-months ended June 30, 2016 from $1,880 per case during the prior year period, reflecting acquisitions of facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 276,758 cases during the six-months ended June 30, 2016 from 239,608 cases during the six-months ended June 30, 2015, largely due to acquisitions since June 30, 2015. Our number of consolidated facilities increased to 114 facilities as of June 30, 2016 from 102 facilities as of June 30, 2015.

For the six-months ended June 30, 2016, systemwide net operating revenues grew by 19.7% compared to the six-months ended June 30, 2015. The growth in systemwide net operating revenues was largely due to acquisitions. The increased management fee revenues from acquisitions made subsequent to the prior year second quarter and increased rates earned under certain payor contracts also contributed to growth in systemwide net operating revenues. In addition, for the six-months ended June 30, 2016, systemwide net patient revenues per case grew by 3.4% compared to the six-months ended June 30, 2015, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased $0.8 million, or 3.4%, to $22.9 million during the six-months ended June 30, 2016 from $23.7 million during the six-months ended June 30, 2015. Equity in net income of nonconsolidated affiliates decreased due to $7.7 million of equity method impairments recorded during the six-months ended June 30, 2016 and the consolidation of two facilities that were previously accounted for as equity method investments during the six-months ended June 30, 2015.  This decrease was partially offset by the acquisition of several noncontrolling interests in facilities since June 30, 2015 and the deconsolidation of two facilities since June 30, 2015 (i.e., the facilities became equity method facilities rather than consolidated facilities).

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $31.6 million, or 18.8%, to $199.9 million for the six-months ended June 30, 2016 from $168.3 million for the six-months ended June 30, 2015 due to the addition of teammates of newly acquired consolidated facilities, annual salary increases and the addition of teammates to support our operations and development activities.

Supplies

Supplies expense for consolidated facilities increased $35.0 million, or 34.6%, to $136.3 million for the six-months ended June 30, 2016 from $101.3 million for the six-months ended June 30, 2015. Supplies expense per case increased by 16.5% during the six-months ended June 30, 2016, as compared to the prior year period, primarily due to consolidated acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $16.7 million, or 22.3%, to $91.5 million for the six-months ended June 30, 2016 from $74.8 million for the six-months ended June 30, 2015. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $11.5 million, or 37.0%, to $42.6 million for the six-months ended June 30, 2016 from $31.1 million for the six-months ended June 30, 2015, primarily due to consolidated acquisitions, a correction booked in the first quarter of 2016 related to leasehold improvements and the addition of new capitalized assets since June 30, 2015.

Occupancy Costs

Occupancy costs for consolidated facilities increased $4.2 million, or 24.1%, to $21.6 million for the six-months ended June 30, 2016 from $17.4 million for the six-months ended June 30, 2015, primarily due to acquisitions and organizational growth after the prior year period.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased to $10.6 million for the six-months ended June 30, 2016 as compared to $8.7 million during the six-months ended June 30, 2015. The provision for doubtful accounts as a percentage of net patient revenues was relatively consistent at 2.0% and 1.9% for six-months ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for consolidated facilities increased $6.1 million, or 31.3%, to $25.6 million for the six-months ended June 30, 2016 from $19.5 million for the six-months ended June 30, 2015, due in part to the refinancing of our indebtedness during March 2015, debt incurred in acquisitions and an increased amount of debt outstanding under our Revolving Credit Facility.

Interest Income

Interest income for consolidated facilities increased to $8.7 million for the six-months ended June 30, 2016 as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV (see Note 4 to the condensed consolidated financial statements included herein for further discussion). The Company holds a $31.2 million promissory note, at June 30, 2016, payable by the Future Texas JV which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced net income attributable to noncontrolling interests; however, as a result of the deconsolidation, the note and related interest are now included in Other long-term assets on our condensed consolidated balance sheet and Interest income on our condensed consolidated statement of operations, respectively.

Gain on Sale of Investments

We recognized gains on sale of investments of $10.0 million and $1.6 million for the six-months ended June 30, 2016 and 2015, respectively.  The gains recognized during the six-months ended June 30, 2016 were primarily due to the consolidation of one facility after the partnership agreement was amended to give SCA certain control rights, a correction related to sales and syndications of investments in consolidated facilities during prior years, and the sale of a nonconsolidated facility.  The gains recognized during the six-months ended June 30, 2015 were primarily due to the sale of the right to manage a facility held as an equity method investment.

Provision for Income Tax Expense

For the six-months ended June 30, 2016, income tax expense was $6.2 million, representing an effective tax rate of 6.8%, compared to an expense of $8.1 million, representing an effective tax rate of 10.8%, for the six-months ended June 30, 2015. The $6.2 million tax expense for the six-months ended June 30, 2016 included $5.6 million of deferred tax attributable to the Company’s portion of pre-tax income, and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.5 million attributable to noncontrolling interests. The $8.1 million tax expense for the six-months ended June 30, 2015 was reflective of a full valuation allowance and included $7.5 million attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill, and $0.6 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.5 million attributable to noncontrolling interests.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $8.2 million, or 11.8%, to $77.6 million for the six-months ended June 30, 2016 from $69.4 million for the six-months ended June 30, 2015. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income.  In addition, prior to the deconsolidation of the Future Texas JV, the interest income related to the promissory note with the Future Texas JV reduced net income attributable to noncontrolling interests. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities resulted in an increase in net income attributable to noncontrolling interests.

Net Income (Loss) Attributable to Surgical Care Affiliates

Net income (loss) attributable to Surgical Care Affiliates increased $12.7 million to $8.1 million of net income for the six-months ended June 30, 2016 from a net loss of $4.6 million for the six-months ended June 30, 2015.  The increase was driven by the growth of our facilities’ revenues and interest income, partially offset by increases in net income attributable to noncontrolling interests and interest expense.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations for the three- and six- months ended June 30, 2015 were as follows:

	THREE-MONTHS ENDED	SIX-MONTHS ENDED
	JUNE 30,	JUNE 30,
	2015	2015
Net operating revenues	$0.9	$4.0
Costs and expenses	(2.5)	(6.9)
Gain on sale of investments or closures	2.1	2.0
Income (loss) from discontinued operations	0.5	(0.9)
Income tax expense	(0.7)	(0.8)
Net loss from discontinued operations	$(0.2)	$(1.6)

The operating results of discontinued operations for the three- and six-months ended June 30, 2016 were immaterial. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the six-months ended June 30, 2016 and 2015:

	SIX-MONTHS ENDED
	JUNE 30,
	2016	2015
Net cash provided by operating activities	$138.9	$116.7
Net cash used in investing activities	(97.9)	(76.7)
Net cash (used in) provided by financing activities	(82.5)	29.1
(Decrease) increase in cash and cash equivalents	$(41.4)	$69.1

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	SIX-MONTHS ENDED
	JUNE 30,
	2016	2015
Net income	$85.7	$64.8
Depreciation and amortization	42.6	31.1
Distributions from nonconsolidated affiliates	34.7	27.5
Provision for doubtful accounts	10.6	8.7
Equity in income of nonconsolidated affiliates	(22.9)	(23.7)
Other operating cash flows, net	(11.8)	8.4
Net cash provided by operating activities	$138.9	$116.7

During the six-months ended June 30, 2016, we generated $138.9 million of cash flows provided by operating activities compared to $116.7 million during the six-months ended June 30, 2015. Cash flows from operating activities increased $22.2 million, or 19.0%, from the prior year period, primarily due to a $32.4 million increase in net income before depreciation and amortization.

Cash Flows Used in Investing Activities

During the six-months ended June 30, 2016, our net cash used in investing activities was $97.9 million, consisting primarily of $72.0 million for business acquisitions, net of cash acquired and $41.3 million of capital expenditures, partially offset by $18.1 million of proceeds from disposal of assets. Cash flows used in investing activities increased $21.2 million, or 27.6%, from the prior year period, primarily due to an increase in cash outflows for business acquisitions and capital leases, partially offset by an increase in cash inflows from proceeds from disposal of assets.

Cash Flows (Used In) Provided by Financing Activities

Net cash used in financing activities for the six-months ended June 30, 2016 was $82.5 million, consisting primarily of $86.3 million of principal payments on long-term debt and $76.6 million of distributions to noncontrolling interests, which primarily related to existing facilities, partially offset by $82.2 million of long-term debt borrowings. Net cash used in financing activities decreased $111.6 million, or 383.5%, from the prior year period, primarily due to net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015.

Cash and cash equivalents were $37.8 million at June 30, 2016 as compared to $79.3 million at December 31, 2015. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. Our overall working capital position at June 30, 2016 was $9.9 million compared to $56.8 million at December 31, 2015, a decrease of $46.9 million, or 82.6%. This decrease was primarily driven by a decrease in cash and cash equivalents.

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

The net proceeds received by the Company from the sale of the Senior Notes was $245.6 million after deducting the initial purchasers’ discount. The Company used the net proceeds from the sale of the Senior Notes, together with approximately $381 million of the aggregate $450 million in principal amount of borrowings under the Company’s Term Loan Facility (collectively, the “Refinancing Transactions”), to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s then existing credit facilities. The remainder of approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Agreement, we incurred debt modification costs of $5 million.

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

The Indenture contains various customary affirmative and restrictive covenants, which are subject to certain significant exceptions. As of June 30, 2016, we believe that we were in compliance with these covenants.

          Credit Facilities

On March 17, 2015, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The Credit Agreement, subject to the terms and conditions set forth therein, provides for a seven-year, $450 million Term Loan Facility and a five-year, $250 million Revolving Credit Facility. The Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan Facility was 4.25% at June 30, 2016.

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

The following table indicates the current maturity date of the Credit Facilities:

Facility	Maturity Date
Revolving Credit Facility	March 17, 2020
Term Loan Facility due 2022	March 17, 2022

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

There was $10.0 million and $15.0 million outstanding under the Revolving Credit Facility as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, we had approximately $15.1 million and $4.2 million, respectively, of letters of credit outstanding under the Revolving Credit Facility. As of June 30, 2016, the Revolving Credit Facility had a capacity of $224.9 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test, and the Company was in compliance with such leverage ratio test as of June 30, 2016. At June 30, 2016, we had approximately $15.1 million in letters of credit outstanding that utilize capacity under the Revolving Credit Facility.  We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. No such payment was required at June 30, 2016.  Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of June 30, 2016.

Capital Expenditures

Capital expenditures totaled $41.3 million and $19.0 million for the six-months ended June 30, 2016 and 2015, respectively. The capital expenditures made during the six-months ended June 30, 2016 consisted primarily of the purchase of real estate related to the CMIS acquisition, which was sold during the first quarter of 2016, and fixture improvements made at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Capital Leases

We engage in a significant number of leasing transactions, including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with authoritative guidance for leases have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally range from 2.2% to 12.5% based on our incremental borrowing rate at the inception of the lease.

Inflation

For the past three years, inflation has not significantly affected our operating results or the geographic areas in which we operate.

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At June 30, 2016, we accounted for 67 of our 201 affiliated facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, which are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At June 30, 2016, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $72.1 million. Our average percentage ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 25% at June 30, 2016. We or one of our wholly-owned subsidiaries collectively guaranteed $17.4 million of the $72.1 million in total debt of our nonconsolidated affiliates as of June 30, 2016. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $10.5 million at June 30, 2016.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, income taxes, goodwill, impairment of long-lived assets and other intangible assets and other than temporary impairments. There were no material changes to our critical accounting policies during the six-months ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of June 30, 2016, we had $800.0 million of indebtedness (excluding capital leases), of which $498.8 million is at variable interest rates and $301.2 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

At June 30, 2016, we held interest rate swaps hedging interest rate risk on $190.0 million of our variable rate debt through two forward starting interest rate swaps with an aggregate notional amount of $190.0 million, which we entered into during 2011. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. The aggregate notional amount of $190.0 million in forward starting interest rate swaps will terminate on September 30, 2016 and we intend to make a decision prior to such date whether to enter into new swaps. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at June 30, 2016, our annual interest expense would increase by approximately $2.6 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of June 30, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1	Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGICAL CARE AFFILIATES, INC.
Date: August 3, 2016	/s/ Andrew P. Hayek
Andrew P. Hayek Chairman, President and Chief Executive Officer
Date: August 3, 2016	/s/ Tom W. F. De Weerdt
Tom W. F. De Weerdt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1	Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document