Form 10-Q
period 2016-09-30
Surgical Care Affiliates, Inc.
filed 2016-11-03
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 28, 2016
Common stock, $0.01 par value	40,398,172 shares

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$41,086	$79,269
Restricted cash	28,216	26,116
Accounts receivable, net of allowance for doubtful accounts (2016 - $25,240; 2015 - $17,045)	142,271	129,659
Receivable from nonconsolidated affiliates	42,665	46,949
Prepaids and other current assets	48,014	32,869
Current assets held for sale	456	—
Total current assets	302,708	314,862
Property and equipment, net of accumulated depreciation	348,665	296,831
Goodwill	1,402,718	1,061,088
Intangible assets, net of accumulated amortization	142,728	109,188
Deferred debt issue costs	1,052	1,277
Investment in and advances to nonconsolidated affiliates	190,266	216,111
Other long-term assets	33,274	2,254
Assets held for sale	5,577	—
Total assets (a)	$2,426,988	$2,001,611
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$38,690	$32,503
Accounts payable	53,245	37,419
Accrued payroll	27,664	37,802
Accrued interest	312	4,173
Accrued distributions	39,176	37,175
Payable to nonconsolidated affiliates	83,915	77,683
Current liabilities held for sale	908	—
Other current liabilities	38,847	31,332
Total current liabilities	282,757	258,087
Long-term debt, net of current portion	934,523	851,849
Deferred income tax liability	56,819	44,339
Other long-term liabilities	33,623	31,615
Liabilities held for sale	272	—
Total liabilities (a)	1,307,994	1,185,890
Commitments and contingent liabilities (Note 14)
Noncontrolling interests – redeemable (Note 8)	14,875	21,989
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 40,355 and 39,690 shares outstanding, respectively	403	397
Additional paid-in capital	459,512	442,678
Accumulated deficit	(38,033)	(60,814)
Total Surgical Care Affiliates’ equity	421,882	382,261
Noncontrolling interests – non-redeemable (Note 8)	682,237	411,471
Total equity	1,104,119	793,732
Total liabilities and equity	$2,426,988	$2,001,611
(a)

Our consolidated assets as of September 30, 2016 and December 31, 2015 include total assets of our variable interest entities (“VIE”) of $387.3 million and $76.1 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of September 30, 2016 and December 31, 2015 include total liabilities of the VIE of $229.0 million and $41.0 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $21.6 million and $4.0 million of debt guaranteed by us at September 30, 2016 and December 31, 2015, respectively. See further description in Note 4, Variable Interest Entities.

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Net operating revenues:
Net patient revenues	$303,775	$236,921
Management fee revenues	12,807	15,807
Other revenues	6,253	5,059
Total net operating revenues	322,835	257,787
Equity in net income of nonconsolidated affiliates	12,554	12,299
Operating expenses:
Salaries and benefits	108,775	86,285
Supplies	76,066	54,615
Other operating expenses	54,376	40,462
Depreciation and amortization	22,849	16,554
Occupancy costs	12,143	9,063
Provision for doubtful accounts	5,369	4,264
Loss on disposal of assets	84	103
Total operating expenses	279,662	211,346
Operating income	55,727	58,740
Interest expense	14,822	10,828
Interest income	(5,231)	(181)
Gain on sale of investments	(20,223)	(3,377)
Income from continuing operations before income tax expense	66,359	51,470
Provision (benefit) for income taxes	7,242	(104,616)
Income from continuing operations	59,117	156,086
(Loss) income from discontinued operations, net of income tax expense	(21)	983
Net income	59,096	157,069
Less: Net income attributable to noncontrolling interests	(45,772)	(38,430)
Net income attributable to Surgical Care Affiliates	$13,324	$118,639
Basic net income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.33	$2.97
Discontinued operations attributable to Surgical Care Affiliates	$—	$.03
Net income per share attributable to Surgical Care Affiliates	$.33	$3.00
Basic weighted average shares outstanding	40,328	39,585
Diluted net income per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.32	$2.88
Discontinued operations attributable to Surgical Care Affiliates	$—	$.02
Net income per share attributable to Surgical Care Affiliates	$.32	$2.90
Diluted weighted average shares outstanding	41,174	40,921

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Net operating revenues:
Net patient revenues	$843,404	$687,416
Management fee revenues	41,018	44,320
Other revenues	17,983	13,828
Total net operating revenues	902,405	745,564
Equity in net income of nonconsolidated affiliates	35,451	36,001
Operating expenses:
Salaries and benefits	308,720	254,609
Supplies	212,366	155,876
Other operating expenses	145,884	115,279
Depreciation and amortization	65,456	47,678
Occupancy costs	33,721	26,474
Provision for doubtful accounts	15,972	12,943
Loss on disposal of assets	1,192	299
Total operating expenses	783,311	613,158
Operating income	154,545	168,407
Interest expense	40,396	30,367
HealthSouth option expense	—	11,702
Debt modification expense	—	5,032
Loss on extinguishment of debt	—	544
Interest income	(13,928)	(253)
Gain on sale of investments	(30,211)	(4,971)
Income from continuing operations before income tax expense	158,288	125,986
Provision (benefit) for income taxes	13,466	(96,536)
Income from continuing operations	144,822	222,522
Loss from discontinued operations, net of income tax expense	(35)	(658)
Net income	144,787	221,864
Less: Net income attributable to noncontrolling interests	(123,346)	(107,831)
Net income attributable to Surgical Care Affiliates	$21,441	$114,033
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.54	$2.92
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.01)
Net income per share attributable to Surgical Care Affiliates	$.54	$2.91
Basic weighted average shares outstanding	40,114	39,246
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.52	$2.82
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.02)
Net income per share attributable to Surgical Care Affiliates	$.52	$2.80
Diluted weighted average shares outstanding	41,023	40,667

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2014	38,648	$386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net income	—	—	—	114,033	114,033	89,768	203,801
Issuance of stock pursuant to teammate equity plans	605	7	6,300	—	6,307	—	6,307
HealthSouth stock option	326	3	11,699	—	11,702	—	11,702
Stock compensation	—	—	6,020	—	6,020	—	6,020
Net change in equity related to purchase of ownership interests	—	—	(2,510)	—	(2,510)	58,722	56,212
Contributions from noncontrolling interests	—	—	—	—	—	6,276	6,276
Change in distribution accrual	—	—	—	—	—	(1,630)	(1,630)
Distributions to noncontrolling interests	—	—	—	—	—	(94,869)	(94,869)
Balance at September 30, 2015	39,579	$396	$440,597	$(62,102)	$378,891	$381,894	$760,785

					Total
					Surgical Care	Noncontrolling
	Common Stock		Additional	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2015	39,690	$397	$442,678	$(60,814)	$382,261	$411,471	$793,732
Net income	—	—	—	21,441	21,441	110,701	132,142
Issuance of stock pursuant to teammate equity plans	665	6	5,178	—	5,184	—	5,184
Stock compensation	—	—	9,504	—	9,504	—	9,504
Net change in equity related to amendments in agreements with noncontrolling interests (Note 8)	—	—	—	—	—	3,301	3,301
Net change in equity related to purchase of ownership interests	—	—	2,152	1,340	3,492	262,598	266,090
Contributions from noncontrolling interests	—	—	—	—	—	2,266	2,266
Change in distribution accrual	—	—	—	—	—	(210)	(210)
Distributions to noncontrolling interests	—	—	—	—	—	(107,890)	(107,890)
Balance at September 30, 2016	40,355	$403	$459,512	$(38,033)	$421,882	$682,237	$1,104,119

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Cash flows from operating activities
Net income	$144,787	$221,864
Loss from discontinued operations	35	658
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	15,972	12,943
Depreciation and amortization	65,456	47,678
Amortization of deferred issuance costs	919	1,034
Impairment of intangible and long-lived assets	2,795	—
Gain on sale of investments	(30,211)	(4,971)
Loss on disposal of assets	1,192	299
Equity in net income of nonconsolidated affiliates	(35,451)	(36,001)
Distributions from nonconsolidated affiliates	50,192	35,063
Deferred income tax	12,505	(97,534)
Stock compensation	9,504	6,020
Change in fair value of interest rate swap	1,411	326
Loss on extinguishment of debt	—	544
HealthSouth option expense	—	11,702
(Increase) decrease in assets, net of business combinations
Accounts receivable	(9,576)	(11,016)
Other assets	(3,098)	30,385
(Decrease) increase in liabilities, net of business combinations
Accounts payable	2,132	(6,414)
Accrued payroll	(12,674)	4,802
Accrued interest	(3,861)	8,124
Other liabilities	4,957	(29,296)
Other	478	(505)
Net cash used in operating activities of discontinued operations	(394)	(1,570)
Net cash provided by operating activities	217,070	194,135
Cash flows from investing activities
Capital expenditures	(58,837)	(30,248)
Proceeds from disposal of assets	18,207	273
Proceeds from sale of business	442	6,884
Proceeds from sale of equity interests of nonconsolidated affiliates	—	20,513
Prepayment for sale of equity method investments	7,016	—
Repurchase of equity interests of nonconsolidated affiliates	(444)	—
Decrease in cash related to conversion of consolidated affiliates to equity method affiliates	(56)	(37)
Increase in cash related to conversion of equity method affiliates to consolidated affiliates	124	—
Increase in restricted cash	7,896	4,111
Net settlements on interest rate swap	(1,086)	(1,090)
Business acquisitions, net of cash acquired (2016 - $3,197; 2015 - $1,695)	(131,711)	(72,134)
Purchase of equity interests in nonconsolidated affiliates	(9,488)	(35,642)
Net cash provided by investing activities of discontinued operations	—	11,000
Other	(10,348)	(3,017)
Net cash used in investing activities	$(178,285)	$(99,387)

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$168,800	$711,852
Payment of debt acquisition costs	—	(3,238)
Principal payments on line of credit arrangements and long-term debt	(117,583)	(608,953)
Principal payments under capital lease obligations	(10,335)	(6,304)
Distributions to noncontrolling interests of consolidated affiliates	(123,394)	(112,720)
Contributions from noncontrolling interests of consolidated affiliates	2,914	5,286
Proceeds from sale of equity interests of consolidated affiliates	9,850	4,853
Repurchase of equity interests of consolidated affiliates	(12,398)	(5,226)
Proceeds from teammate equity plans	14,463	9,505
Other	(9,283)	(4,423)
Net cash used in financing activities	(76,966)	(9,368)
Change in cash and cash equivalents	(38,181)	85,380
Cash and cash equivalents at beginning of period	79,269	8,731
Cash and cash equivalents of discontinued operations at beginning of period	2	37
Less: Cash and cash equivalents of discontinued operations at end of period	(4)	(3)
Cash and cash equivalents at end of period	$41,086	$94,145
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	$25,630	$11,646
Goodwill attributable to sale of surgery centers	—	$2,503
Net investment in consolidated affiliates that became equity method facilities	590	164
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	—	1,179
Accrued capital expenditures at end of period	2,040	3,000
Equity interest purchase in nonconsolidated affiliates via withheld distributions	—	5,259

See accompanying notes to the unaudited condensed consolidated financial statements.

SURGICAL CARE AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in tables are in thousands of U.S. dollars unless otherwise indicated)

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc. (“Surgical Care Affiliates” or the “Company”), a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of September 30, 2016, the Company operated in 33 states and had an interest in and/or operated 197 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Texas, Florida, Indiana and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

During the nine-months ended September 30, 2016, our portfolio of facilities changed as follows:

•

we acquired a controlling interest in 12 new ASCs that we consolidate (one of which closed as a result of an acquisition and combined its operations into an existing SCA facility and did not increase our total facility count);

•	we acquired a controlling interest in 11 ASCs that were previously held in our portfolio (one was previously a managed-only facility and 10 were previously held as equity method investments);
•

we acquired a noncontrolling interest in four ASCs that we hold as equity method investments (one of which closed as a result of an acquisition and combined its operations into an existing SCA facility and did not increase our total facility count);

•	we deconsolidated one ASC as a result of the adoption of ASU No. 2015-02, which required a change in the accounting treatment of the facility from consolidated to equity method;
•	we entered into agreements to manage three ASCs; and
•	we closed one consolidated ASC, sold our interest in an ASC that we held as an equity method investment and terminated management agreements with three managed-only ASCs.

Business Structure

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality surgical care at lower cost. As of September 30, 2016, we owned and operated facilities in partnership with approximately 3,000 physician partners. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LP”), limited liability partnerships (“LLP”) or limited liability companies (“LLC”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member. We account for our 205 facilities as follows:

AS OF
SEPTEMBER 30, 2016
Consolidated facilities(1)	124
Equity method facilities	61
Managed-only facilities	20
Total facilities	205
(1)	As of September 30, 2016, we consolidated 105 facilities as Variable Interest Entities (“VIE”) (see Note 4).

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions for Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, subsidiaries over which we exercise control and, when applicable, affiliates in which we have a controlling financial interest. These interim financial statements do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company reflect all adjustments (consisting only of normal, recurring items) necessary for a fair statement of the results for the interim period presented. Operating results for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited December 31, 2015 consolidated financial statements included in our 2015 Annual Report on Form 10-K.

NOTE 2 — TRANSACTIONS

Acquisitions of Consolidated Facilities

During the nine-months ended September 30, 2016, we obtained a controlling interest in 23 ASCs for total consideration of $140.8 million.  One of the 23 ASCs was previously a managed-only facility, and 10 of the 23 ASCs were previously held as equity method investments. These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets was based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill that is expected to be tax deductible as a result of these 2016 transactions is approximately $149.6 million.

The details of the 23 consolidated acquisitions closed during the nine-months ended September 30, 2016 are as follows:

					Cash Consideration
						(in millions)
Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of Facilities	Equity Interest(2)	Management Agreement(3)	Total
Q1 Transactions
Southwest Surgery Center, LLC ("Center for Minimally Invasive Surgery" or "CMIS")	Mokena, IL	1/1/2016	60.0%	1	$30.0	$—	$30.0
Winchester Endoscopy, LLC ("Winchester")	Libertyville, IL	1/21/2016	51.0%	1	$15.3	$—	$15.3
Opthalmology Surgery Center of Dallas, LLC ("OSCD")(4)	Dallas, TX	3/1/2016	25.0%	1	$3.7	$3.4	$7.1
Space Coast Surgery Center, Ltd. ("Merritt Island")	Merritt Island, FL	3/1/2016	50.9%	1	$4.5	$—	$4.5
Midway Surgery Center ("Midway")(5)	St. Paul, MN	3/1/2016	26.0%	1	$0.6	$—	$0.6
HealthEast Surgery Center-Maplewood, LLC ("Maplewood")(6)	Maplewood, MN	3/1/2016	26.0%	1	$—	$—	$—
Barranca Surgery Center, LLC ("Barranca")(7)	Irvine, CA	3/1/2016	20.5%	1	$—	$—	$—
Q2 Transactions
Gladiolus Surgery Center, LLC ("Gladiolus")	Ft. Myers, FL	4/1/2016	50.0%	1	$9.3	$—	$9.3
Surgicare of Mobile, Ltd. ("Mobile")(8)	Mobile, AL	4/1/2016	20.0%	1	$—	$—	$—
Dublin Surgery Center, LLC ("Dublin")(9)	Dublin, OH	5/1/2016	60.0%	1	$3.8	$—	$3.8
Thomas Johnson Surgery Center, LLC ("Thomas Johnson")	Frederick, MD	5/1/2016	60.0%	1	$5.6	$—	$5.6
Grove Place Surgery Center, LLC ("Grove Place")	Vero Beach, FL	6/2/2016	52.6%	1	$1.5	$0.5	$2.0
Q3 Transactions
MemorialCare Transaction (“MemorialCare”) (10)
GLBESC, LLC ("GLBESC")	Glendale, CA	7/1/2016	25.0%	1	$—	$—	$—
MemorialCare Surgical Center at Saddleback, LLC	Laguna Hills, CA	7/1/2016	25.7%	1	$—	$—	$—
MemorialCare Surgical Center at Saddleback, LLC	Laguna Hills, CA	7/1/2016	25.7%	1	$—	$—	$—
Digestive Disease Center, L.P.	Laguna Hills, CA	7/1/2016	25.0%	1	$—	$—	$—
MemorialCare Surgical Center at Orange Coast, LLC	Fountain Valley, CA	7/1/2016	25.0%	1	$—	$—	$—
PS Center, LLC	Costa Mesa, CA	7/1/2016	49.0%	1	$—	$—	$—
MemorialCare Surgical Center at Saddleback, LLC	Laguna Hills, CA	7/1/2016	25.7%	1	$—	$—	$—
Somerset Outpatient Surgery, LLC ("Raritan Valley")	Somerset, NJ	7/8/2016	60.0%	1	$27.0	$1.3	$28.3
Arlington Surgery Center, LLC ("Arlington")	Arlington, TX	8/1/2016	25.0%	1	$0.5	$0.5	$1.0
Executive Surgery Center, LLC ("Executive")	Tomball, TX	8/1/2016	55.0%	1	$13.2	$0.3	$13.5
Metropolitan Medical Partners, LLC ("Chevy Chase")	Chevy Chase, MD	8/1/2016	59.4%	1	$19.8	$—	$19.8
				23	$134.8	$6.0	$140.8

(1)	All facilities are ASCs unless otherwise noted.
(2)	Purchase price for controlling interest acquired.
(3)	Purchase price for rights to manage the facility.
(4)	Subsequent to closing, SCA purchased the billing services agreement of the facility for cash consideration of $0.4 million.
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

(8)

This facility was previously accounted for under the equity method of accounting.  We consolidated this facility as of April 1, 2016, after the partnership agreement was amended to give SCA certain control rights.  We did not pay cash consideration for the delegation of these control rights.  A pre-tax gain of approximately $6.3 million related to this transaction was recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

(9)	At closing, an indirect wholly-owned subsidiary of SCA purchased an additional 4.2% membership interest for $0.2 million.
(10)

These facilities were previously accounted for under the equity method of accounting.  We consolidated these facilities as of July 1, 2016, after the joint venture operating agreements and the management services agreements were amended to give SCA certain control rights.  We did not pay cash consideration for the delegation of these control rights.  A pre-tax gain of approximately $17.5 million related to this transaction was recorded in Gain on sale of investments in the accompanying condensed consolidated statements of operations.

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

The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the 23 consolidated acquisitions closed during the nine-months ended September 30, 2016 are as follows:

			Q3 Transactions
	Q1 Transactions	Q2 Transactions	MemorialCare	Raritan Valley	Arlington	Executive	Chevy Chase	Total
Current assets
Cash and cash equivalents	$2,110	$278	$77	$55	$263	$148	$342	$3,273
Accounts receivable	2,894	2,959	7,078	1,452	429	1,298	4,154	20,264
Other current assets	2,924	1,301	7,873	98	245	6	143	12,590
Total current assets	7,928	4,538	15,028	1,605	937	1,452	4,639	36,127
Property and equipment	9,283	10,872	27,571	1,628	524	1,088	868	51,834
Goodwill	93,730	60,074	111,136	38,654	923	20,101	24,629	349,247
Intangible assets	16,947	11,783	11,075	4,700	981	2,911	4,650	53,047
Total assets	$127,888	$87,267	$164,810	$46,587	$3,365	$25,552	$34,786	$490,255

Current liabilities
Accounts payable and other current liabilities	$3,171	$5,411	$6,931	$287	$636	$624	$1,942	$19,002
Total current liabilities	3,171	5,411	6,931	287	636	624	1,942	19,002
Other long-term liabilities	2,686	7,449	11,270	—	—	623	22	22,050
Total liabilities	$5,857	$12,860	$18,201	$287	$636	$1,247	$1,964	$41,052

Intangible assets acquired during the nine-months ended September 30, 2016 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$11,650	11.9*(1)
Licenses	$11,066	15.0*
Management agreements	$15,403	15.0*
Noncompete agreements	$14,928	3.9*
Total	$53,047	11.2*
*Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.
(1) The certificate of need related to Mobile is excluded from the weighted average estimated useful life calculation due to its indefinite useful life.

The purchase price allocations for the 2016 acquisitions above are preliminary. Additionally, all purchase price allocations related to acquisitions completed since September 30, 2015 are preliminary. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. The preliminary amounts of these purchase price allocations relate primarily to adjusting working capital balances which are generally agreed upon within six to twelve months.

During the nine-months ended September 30, 2015, the Company, through its indirect wholly-owned or joint venture entities, purchased a controlling interest in 11 ASCs and one surgical hospital for total consideration of $75.0 million. Three of the 12 acquisitions were previously equity method investments.

Acquisitions of Noncontrolling Interests in Facilities

During the nine-months ended September 30, 2016, we acquired a noncontrolling interest in four ASCs for total cash consideration of $8.6 million. These acquisitions are accounted for as equity method investments. These acquisitions are described in further detail below.

Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of facilities	Cash Consideration (in millions)
Naperville Surgical Centre, LLC	Naperville, IL	6/1/2016	12.8%	1	$0.2
San Diego Sports and Minimally Invasive Surgery Center, LLC (“SMI”)(2)	San Diego, CA	6/1/2016	31.6%	1	$0.8
Bergen-Passaic Cataract Laser and Surgery Center, LLC	Fair Lawn, NJ	8/1/2016	28.0%	1	$2.5
Surgical Center of San Diego, LLC	San Diego, CA	9/1/2016	25.0%	1	$5.1
				4	$8.6
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

During the nine-months ended September 30, 2016, an indirect wholly-owned subsidiary of SCA, SCA-SwiftPath, LLC, purchased a 19.9% membership interest in SwiftPath Program, LLC (“SwiftPath”) for $2.0 million.  SwiftPath develops evidence-based, rapid recovery protocols vetted by expert opinion that enable surgeons to provide patients with the option to have hip and knee replacements on an outpatient basis.  The SwiftPath platform also includes patient engagement and education, patient selection criteria and peer-reviewed surgical techniques.  This is an equity method investment for SCA.

During the nine-months ended September 30, 2015, we acquired a noncontrolling interest in eight ASCs for total consideration of $32.9 million.  These acquisitions are accounted for as equity method investments. Three of these ASCs were previously managed-only facilities.

Deconsolidations

During the nine-month period ended September 30, 2016, we deconsolidated one facility and its related parent entity as a result of the adoption by the Financial Accounting Standards Board (the “FASB”) of Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016, which modified existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We retained a noncontrolling interest in these affiliates. We recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to Accumulated deficit as of January 1, 2016.

As a result of the adoption of ASU No. 2015-02, we also deconsolidated one JV parent entity (the “Future Texas JV”) which served as a holding company and was previously consolidated as a VIE. Prior to the adoption of ASU No. 2015-02, the Future Texas JV consolidated 11 ASCs and one de novo entity, and we consolidated the Future Texas JV under the VIE model. After the adoption of ASU No. 2015-02 on January 1, 2016, we determined that we are the primary beneficiary of the ASCs and de novo entity, previously consolidated by the Future Texas JV, and now consolidate them directly as VIEs.

During the nine-month period ended September 30, 2015, we deconsolidated one facility as a result of other parties obtaining substantive rights. We retained a noncontrolling interest in this affiliate. We recorded an immaterial loss related to this deconsolidation which was primarily related to the revaluation of our investment in this affiliate to fair value. We also wrote off approximately $4.1 million of goodwill related to this deconsolidation.

Fair values for retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received or to be received for the controlling equity interest sold.

Closures and Sales

During the nine-months ended September 30, 2016, we closed three ASCs.  Two consolidated ASCs were closed and one of their operations was absorbed into an existing consolidated SCA facility. One nonconsolidated ASC’s operations were absorbed into an existing nonconsolidated SCA facility. There were no material gains or losses recorded related to these closures.

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

During the nine-months ended September 30, 2016, we sold our ownership interest in an ASC that we held as an equity method investment.  We recorded an immaterial gain related to this transaction.

Also during the nine-months ended September 30, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Mokena, sold the real estate of CMIS to an independent third party for total consideration of $17.0 million.

During the fourth quarter of 2015, we ceased operating an ASC located in Memphis, Tennessee (the “Memphis ASC”).  We and our health system partner sold the Memphis ASC and its real estate for $0.2 million during the first quarter of 2016.

During the nine-months ended September 30, 2015, we sold our entire ownership interest in one ASC that we held as an equity method investment for $7.6 million. We also sold our entire ownership interest in a consolidated surgical hospital for $0.3 million and the real estate owned by the surgical hospital for $10.8  million.  We recorded a pre-tax gain of approximately $2.1 million related to this transaction in Loss from discontinued operations, net of income tax in the accompanying condensed consolidated statements of operations.  The surgical hospital and its real estate were placed into discontinued operations in 2014. We sold one consolidated ASC during the third quarter of 2015.   We recorded a pre-tax loss of approximately $0.4 million related to this transaction in Gain on sale of investments in the accompanying condensed consolidated statements of operations.  We also wrote off approximately $1.0 million of goodwill related to this sale.

Unaudited Pro Forma Financial Information

Summarized below are our consolidated results of operations for the three- and nine-months ended September 30, 2016 and 2015, on an unaudited pro forma basis as if the consolidated acquisitions closed in the three- and nine-months ended September 30, 2016 had occurred at the beginning of the earliest period presented. The pro forma information is based on the Company’s consolidated results of operations for the three- and nine-months ended September 30, 2016 and 2015 and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2015. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER, 30		SEPTEMBER, 30
	2016	2015	2016	2015
Net operating revenues	$324,766	$305,213	$971,132	$884,821
Income from continuing operations	59,106	164,908	153,467	247,454

Consolidated acquisitions closed during the three- and nine-months ended September 30, 2016 contributed Net operating revenues of $51.4 million and $81.6 million, respectively, and Income from continuing operations of $9.9 million and $14.0 million, respectively.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

We evaluate partially owned subsidiaries and joint ventures held in partnership form using authoritative guidance, which includes a framework for evaluating whether a general partner(s), managing member(s) or board of managers controls an affiliate, and therefore, we should consolidate it. To the extent that any noncontrolling investor has rights that inhibit our ability to control the affiliate, including substantive veto rights, we do not consolidate the affiliate.

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

Significant judgments made in determining whether or not an entity is a VIE and whether or not we are the primary beneficiary of the VIE include determining if our interest in the entity represents a variable interest; identifying the activities that most significantly impact the economic performance of the entity; determining whether or not our variable interest gives us the power to direct those activities that we determine most significantly impact the economic performance of the entity; and determining whether or not the variability we absorb through our variable interest would be significant to the VIE.

As a result of our adoption of ASU No. 2015-02, at September 30, 2016, we held a variable interest in 105 facilities, 11 JV parent entities, and four other entities that we determined to be VIEs of which we are the primary beneficiary, and 20 facilities, two JV parent entities and two other entities that we determined to be VIEs of which we are not the primary beneficiary.  At December 31, 2015, we held a variable interest in 16 facilities and six JV parent entities of which we were the primary beneficiary, and we did not hold a variable interest in a VIE of which we were not the primary beneficiary. See Note 4 for further discussion of our involvement with VIEs.

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

During the nine-months ended September 30, 2016, we recorded an out of period correction to increase Depreciation and amortization by $2.9 million related to leasehold improvements as of December 31, 2015, an out of period correction to increase Gain on sale of investments by $2.9 million related to sales and syndications of investments in consolidated facilities during prior years, a correction to decrease Goodwill and Noncontrolling interests – non-redeemable by $8.8 million related to business combinations during prior years, as well as a correction to increase Property and equipment, net of accumulated depreciation and Long-term debt, net of current portion by $2.0 million related to a lease-type misclassification as of December 31, 2015. We do not believe that these errors or the corrections, individually or in the aggregate, are material to either our 2016 interim or our previously issued financial statements. These corrections did not have an effect on the operating, investing, financing or total cash flows on our condensed consolidated statement of cash flows.

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

Impairment charges of $1.2 million of intangible assets were recorded during the three- and nine-months ended September 30, 2016. These impairments were recorded in Other operating expenses in the Company’s condensed consolidated statements of operations. A declining trend of earnings from operations at two facilities and increased local competition resulted in the impairment charge recorded in 2016. The impairment amount related to intangible assets was determined based on the assets’ estimated fair value using Level 3 unobservable inputs such as projected revenues, and the remaining carrying value of the impaired assets totals approximately $5.5 million. The amount, if any, of additional future impairment is uncertain, and no assurances can be made that we will not have additional impairment charges related to these intangible assets in the future.

Earnings Per Share (“EPS”)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
In thousands	2016	2015	2016	2015
Weighted average shares outstanding	40,328	39,585	40,114	39,246
Dilutive effect of outstanding equity awards	846	1,336	909	1,421
Weighted average shares outstanding, assuming dilution	41,174	40,921	41,023	40,667

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

Recent Revisions to Authoritative Guidance

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted.  The Company is evaluating the effect that ASU No. 2016-16 will have on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. This standard also clarifies that cash flows with multiple classes or cash flows that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are currently assessing the impact that this ASU will have on our consolidated cash flows.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. The ASU became effective for the Company on January 1, 2016; and the Company chose the modified retrospective approach to adoption. The ASU requires, if practical, that the Company recognize the assets and liabilities of any entities that will be consolidated for the first time or deconsolidated due to the adoption of the ASU and that such assets and liabilities be measured as if the guidance had always been applied. The modified retrospective approach requires that any difference between the net amount of the assets and liabilities of the entities that are added to, or subtracted from, the Company’s balance sheet and the previously held or retained interest should be recognized as a cumulative-effect adjustment to accumulated deficit at the beginning of the annual period for the period of adoption.  Due to our adoption of ASU No. 2015-02, we determined that 73 facilities, five parent entities and four other entities that were previously consolidated as voting interest entities due to our ownership of a controlling financial interest are considered VIEs, effective January 1, 2016, and are consolidated under the VIE model due to our ability to control the activities that most significantly impact the economic performance of these entities and our obligation to absorb losses and the right to receive benefits of these VIEs that could potentially be significant to the VIE. The consolidation of these entities under the VIE model did not have an impact on the Company’s financial position, results of operations, or cash flows for the nine-months ended September 30, 2016 since the Company previously consolidated them as voting interest entities. The adoption of the ASU also resulted in the deconsolidation of one facility and its respective parent entity which we previously consolidated under the voting interest model and one JV parent entity that we previously consolidated under the VIE model. As a result of the deconsolidation, we recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to Accumulated deficit as of January 1, 2016. Our condensed consolidated financial statements as of and for the three- and nine-months ended September 30, 2016 reflect the deconsolidation of these entities under the modified retrospective approach. Our adoption of the ASU did not change the nature of the risks associated with our involvement with any VIEs. See Note 4 for further discussion of our involvement with VIEs and for further discussion of the entities we deconsolidated as a result of our adoption of ASU No. 2015-02.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016 and for interim and annual periods therein with early adoption permitted. The Company is not expecting the pending adoption of ASU 2014-15 to have a material impact on our consolidated financial position, results of operation and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU No. 2014-09. The adoption of these additional ASUs must be concurrent with the adoption of ASU No. 2014-09. These ASUs become effective for the Company at the beginning of its 2018 fiscal year, and early adoption is not permitted. We are currently assessing the impact that these ASUs will have on our consolidated financial position, results of operation and cash flows.

We do not believe that any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 4 — VARIABLE INTEREST ENTITIES

At September 30, 2016 and December 31, 2015, we consolidated a total of 120 and 22 VIEs, respectively, of which we were the primary beneficiary, as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	105	16
JV parents	11	6
Other entities	4	—
	120	22

(1) Includes both ASCs and surgical hospitals

At September 30, 2016, we consolidated seven facilities and seven JV parents under the VIE model via control agreements whereby the health system partner delegated certain rights to SCA giving us control over the activities that most significantly impact the economic performance of these entities. At December 31, 2015, we consolidated four facilities and four JV parent entities under the VIE model via control agreements. In addition to the delegation agreements, we also have management agreements with each of the facilities and own a direct equity interest in the JV parent entities and an indirect equity interest in the facilities that give the Company an obligation to absorb losses and the right to receive returns that would be significant to each of these VIEs. Our adoption of ASU No. 2015-02 did not have an impact on the consolidation conclusions around these VIEs. Prior to entering into these delegation agreements during 2015, four of the facilities and four of the JV parent entities were accounted for as equity method investments, and three of the facilities and three of the JV parents were consolidated as voting interest entities.

At September 30, 2016, including acquisitions subsequent to December 31, 2015, we consolidated 69 facilities and four JV parent entities under the VIE model via management agreements that we determined were variable interests. These management agreements provide us with the power to direct the activities that most significantly impact the economic performance of these entities. Furthermore, we own an equity interest in each of these facilities and JV parent entities that gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the VIE. Prior to our adoption of ASU No. 2015-02, these facilities and parent entities, excluding current year transactions, were consolidated as voting interest entities due to our ownership of a controlling financial interest.

At September 30, 2016, including acquisitions subsequent to December 31, 2015, the Company held a promissory note (“Promissory Note”) payable by the Future Texas JV that has majority ownership in 13 facilities and one de novo entity and is wholly-owned by a health system partner. We have a management agreement with each of these 13 facilities and the de novo entity which gives us power over the activities that most significantly impact the economic performance of these facilities and de novo entity, which we have determined to be VIEs. Furthermore, the Promissory Note gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the facilities and de novo entity through the Future Texas JV’s equity ownership in the 13 facilities and de novo entity. Consequently, we determined that we are the primary beneficiary of the facilities and de novo entity and consolidate them under the VIE model. Prior to our adoption of ASU No. 2015-02, the Future Texas JV consolidated the facilities and de novo entity and we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV and consolidate the 13 facilities and de novo entity directly under the VIE model.

At September 30, 2016, including acquisitions subsequent to December 31, 2015, we consolidated 15 facilities which are LPs or the functional equivalent of a LP under the VIE model via our general partnership interests that give us decision making power over the activities that most significantly impact the economic performance of these facilities, give the Company the obligation to absorb losses and provide the Company with the right to receive returns that would be significant to the VIE. Our variable interest in these facilities is our equity ownership in the facilities and management services agreements with the facilities. Prior to our adoption of ASU No. 2015-02, we consolidated these facilities, excluding current year transactions, under the voting interest model.

At September 30, 2016, we consolidated three entities that are LPs or the functional equivalent of a LP and hold real estate, and one functional equivalent of a LP that performs upper extremity surgery management and support services, under the VIE model via our general partnership interests that give us decision-making power over the activities that most significantly impact the economic performance of these entities, give the Company the obligation to absorb losses and provide the Company with the right to receive returns that would be significant to the VIEs. Our variable interest in these entities is our equity ownership. Prior to our adoption of ASU No. 2015-02, we consolidated these entities under the voting interest model.

The carrying amounts and classifications of the assets and liabilities included in our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 that relate to VIEs we consolidate were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Assets
Current assets
Accounts receivable, net	$112,106	$17,515
Other current assets	39,019	4,922
Total current assets	151,125	22,437
Property and equipment, net	195,275	35,325
Intangible assets	40,869	18,294
Other long-term assets	55	—
Total assets	$387,324	$76,056
Liabilities
Current liabilities
Accounts payable and other current liabilities	$85,201	$18,445
Total current liabilities	85,201	18,445
Other long-term liabilities	143,785	22,574
Total liabilities	$228,986	$41,019

The assets of the consolidated VIEs can only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to us, with the exception of $21.6 million and $4.0 million of debt guaranteed by us at September 30, 2016 and December 31, 2015, respectively. Furthermore, from time to time, the Company may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIEs, are not significant to the overall operations of the Company, and are eliminated in consolidation.

At September 30, 2016 and December 31, 2015, we held variable interests in entities of which we were not the primary beneficiary, as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	20	—
JV parents	2	—
Other entities	2	—
	24	—

(1) Includes both ASCs and surgical hospitals

At September 30, 2016, we had a variable interest in 20 facilities, two JV parent entities and two other entities which are VIEs of which we do not control the activities that most significantly impact the economic performance of these entities. The variable interests we hold in the 20 facilities and one of the JV parent entities are equity ownership and management services agreements, and we account for this equity ownership as equity method investments. Prior to our adoption of ASU No. 2015-02, we consolidated one of these facilities and accounted for 19 of these facilities and the JV parent entity as equity method investments. Our adoption of ASU No. 2015-02 resulted in the deconsolidation of one of these facilities at January 1, 2016 (see Note 2 for further discussion).

At September 30, 2016, we owned a limited partnership interest in two other entities which hold real estate and are VIEs of which we do not have substantive participating rights (those rights that enable the holder to block or participate in certain significant financial and operating decisions of the entity) or substantive kick-out rights (those rights that enable the holder to replace the general partner or to liquidate the entity). Consequently, we do not have power over the activities that most significantly impact the economic performance of these VIEs and thus are not the primary beneficiary. We account for these equity ownership interests as equity method investments, and our adoption of ASU No. 2015-02 did not change our accounting for these investments.

The Promissory Note payable to us by the Future Texas JV has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The Promissory Note contains a conversion feature that allows us to convert the Promissory Note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. As a result of the financial interest in the earnings of the Future Texas JV held by us via the Promissory Note and the powers granted us in the Promissory Note, we have determined that the Future Texas JV is a VIE; however, because our rights under the Promissory Note are participating rights, we do not have the power over the activities that most significantly impact the economic performance of the Future Texas JV, and thus, we are not the primary beneficiary and do not consolidate it at September 30, 2016. Prior to our adoption of ASU No. 2015-02, we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV (see Note 2 for further discussion). The balance of the Promissory Note is $32.0 million at September 30, 2016 and is included in Other long-term assets on our condensed consolidated balance sheet.

The carrying amounts and classifications of the assets and liabilities in the condensed consolidated balance sheets that relate to our variable interest in the VIEs of which we are not the primary beneficiary and our maximum exposure to loss due to our involvement with these VIEs were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Investment in and advances to nonconsolidated affiliates	$43,521	$—

Our maximum exposure to loss as a result of our involvement with these VIEs represents our equity ownership in these VIEs of $43.5 million and the amount of the Promissory Note of $32.0 million at September 30, 2016. Furthermore, from time to time, we may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIE and are not significant to the overall operations of the Company.

NOTE 5 — GOODWILL

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in the business combination. The following table shows changes in the carrying amount of goodwill for the nine-months ended September 30, 2016:

Balance at December 31, 2015	$1,061,088
Acquisitions (see Note 2)	349,247
Deconsolidation (See Note 2)	(137)
Closures and other(1)	(7,480)
Balance at September 30, 2016	$1,402,718

(1)

Includes corrections of an $8.8 million decrease related to business combinations during prior years and a $2.9 million increase related to sales and syndications of investments in consolidated facilities during prior years (see Note 3).

NOTE 6 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

The following summarizes the combined results of operations of our nonconsolidated affiliates:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Net operating revenues:
Net patient revenues	$189,521	$190,546	$599,398	$530,623
Other revenues	2,379	2,296	7,634	5,564
Total net operating revenues	191,900	192,842	607,032	536,187
Operating expenses:
Salaries and benefits	40,982	41,498	130,872	117,177
Supplies	36,693	33,467	112,698	94,745
Other operating expenses	42,530	42,848	131,655	118,230
Depreciation and amortization	6,741	7,177	23,651	20,162
Total operating expenses	126,946	124,990	398,876	350,314
Operating income	64,954	67,852	208,156	185,873
Interest expense, net of interest income	636	660	2,296	1,537
Loss (gain) on sale of investments	6	—	(1,138)	—
Income from continuing operations before income tax expense	$64,312	$67,192	$206,998	$184,336
Net income	$64,299	$67,184	$206,975	$184,309

During the three- and nine-months ended September 30, 2016, we recorded $0.3 million and $1.1 million, respectively, of amortization expense for definite-lived intangible assets attributable to nonconsolidated affiliates. During the three- and nine-months ended September 30, 2015, we recorded $0.2 million and $0.6 million, respectively, of amortization expense for definite-lived intangible assets attributable to nonconsolidated affiliates. This expense was included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statements of operations.

During the nine-months ended September 30, 2016, we recorded $8.9 million of impairments to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. The impairments included:

•	a $4.7 million impairment on our investment in Audubon Ambulatory Surgery Center, LLC related to insufficient forecasted growth at two facilities;
•	a $1.5 million impairment on our investment in Marin Health Ventures, LLC related to insufficient forecasted growth at the facility;
•	a $0.9 million impairment on our investment in Surgical Specialty Hospital of Arizona, LLC related to insufficient forecasted growth at the facility; and
•	an aggregate $1.8 million impairments on our investments in three facilities due to insufficient forecasted growth and one to the forgiveness of a receivable.

At September 30, 2016 our investment and working capital loan related to Surgical Specialty Hospital of Arizona, LLC was $7.3 million in the aggregate. We deemed this amount collectible, based on expected future operating performance. In order to recover our aggregate investment and working capital loan, we believe a restructuring of our loan with a third party lending institution may be needed. We are presently negotiating the potential terms of such a restructuring with a third party, although there is no assurance that we will complete a transaction with the third party. The amount, if any, of such further impairment is uncertain, and no assurances can be made that we will not have additional impairment charges on our investment and working capital loan in the future.

Impairment charges of $1.2 million on our receivable from nonconsolidated affiliates were recorded during the three- and nine-months ended September 30, 2016. These impairments were recorded in Other operating expenses in the Company’s consolidated statements of operations. The impairment related to working capital loans with Diagnostic and Interventional Spinal Care, a Medical Corporation and DISC Sports and Spine Center at Newport Beach, Inc. (collectively, the “DISC Practices”), which are managed-only physician practices. At September 30, 2016, our working capital loan, net of impairment, was $6.2 million. In order to recover our working capital loan, we believe a restructuring of the receivable balance with a third party lending institution may be needed. We are currently negotiating the potential terms of such a restructuring with the DISC Practices and a third party, although there is no assurance that the DISC Practices will complete a transaction with the third party.  The amount, if any, of such further impairment is uncertain, and no assurances can be made that we will not have additional impairment charges on our working capital loan in the future.

NOTE 7 — LONG-TERM DEBT

Our long-term debt outstanding consisted of the following:

	AS OF
	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$65,000	$15,000
Term Loan Facility due 2022	443,250	446,625
6.00% Senior Notes due 2023	250,000	250,000
Notes payable to banks and others	115,974	99,707
Capital lease obligations	109,271	84,552
Total debt	983,495	895,884
Unamortized discounts and debt issuance costs	(10,282)	(11,532)
Debt, net	973,213	884,352
Less: Current portion	(38,690)	(32,503)
Long-term debt, net of current portion	$934,523	$851,849

On January 1, 2016 we adopted ASU No. 2015-03 and ASU No. 2015-15 requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet.  Consistent with ASU No. 2015-15, unamortized debt issuance costs relating to our Revolving Credit Facility remain in noncurrent assets on our consolidated balance sheets.  We retrospectively adopted the new guidance and reclassified the unamortized debt issuance costs related to our debt from other noncurrent assets to noncurrent portion of debt on our consolidated balance sheets for all periods presented. The balance of unamortized debt issuance costs reclassified as of December 31, 2015 was $6.2 million.

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

The net proceeds received by the Company from the sale of the Senior Notes were $245.6 million after deducting the Initial Purchasers’ (as defined below) discount. The Company used all of those net proceeds, together with approximately $381 million of the $450 million borrowed under the Term Loan Facility, to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s previous credit facilities. The remainder of the approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Facilities, we incurred debt modification expense of $5.0 million.

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

The Indenture contains certain covenants that, with certain exceptions and qualifications, limit the ability of the Company and the restricted subsidiaries to, among other things, incur or guarantee additional indebtedness and issue certain types of preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create liens on assets; make investments; sell assets; engage in transactions with affiliates; create restrictions on the ability of the restricted subsidiaries to pay dividends; and consolidate, merge or transfer substantially all of the Company’s assets.  The Indenture also provides for certain events of default which, if any of them were to occur, would permit or require the principal and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).  The Company believes that it was in compliance with the covenants contained in the Indenture as of September 30, 2016.

          Credit Facilities

On March 17, 2015, the Company entered into the Credit Agreement, which, subject to the terms and conditions set forth therein, provides for the Term Loan Facility and the Revolving Credit Facility. The Credit Agreement includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan was 4.25% at September 30, 2016.

The Credit Facilities replaced the Company’s Credit Agreement, dated as of June 29, 2007, among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

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

There was $65.0 million and $15.0 million outstanding under the Revolving Credit Facility as of September 30, 2016 and December 31, 2015, respectively, other than $15.1 million and $4.2 million, respectively, of letters of credit. As of September 30, 2016, the Revolving Credit Facility had a capacity of $169.9 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test, and the Company was in compliance with such leverage ratio test as of September 30, 2016. The Company pays a commitment fee of either 0.375% or 0.500% per annum, depending on the Company’s senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit the Company from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and the Company’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it was in compliance with these covenants as of September 30, 2016.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. Interest rate swaps with notional amounts of $140.0 million and $50.0 million terminated on September 30, 2016. In September 2016, the Company entered into two interest rate swaps with an aggregate notional amount of $443.3 million outstanding as of September 30, 2016.  The aggregate notional amount of $443.3 million in interest rate swaps will terminate on March 17, 2022.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s condensed consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the condensed consolidated statements of operations. At September 30, 2016, $1.4 million was included in Other long-term liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments. At December 31, 2015, $1.1 million was included in Other current liabilities in the condensed consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. Although all our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed, and no collateral has been posted with counterparties. During the nine-months ended September 30, 2016, the liability related to the swaps increased by $1.4 million due to the fair value of the two new swaps entered into in September 2016.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. None of our interest rate swaps are designated as hedges for accounting purposes.

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of September 30, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

NOTE 8 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Net income from continuing operations, net of tax, attributable to Surgical Care Affiliates	$13,345	$117,656	$21,476	$114,691
Net (loss) income from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(21)	983	(35)	(658)
Net income, net of tax, attributable to Surgical Care Affiliates	$13,324	$118,639	$21,441	$114,033

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Net income attributable to Surgical Care Affiliates	$13,324	$118,639	$21,441	$114,033
(Decrease) increase in equity due to sales to noncontrolling interests	(1,215)	(1,388)	3,485	(1,434)
Increase (decrease) increase in equity due to purchases from noncontrolling interests	44	(1,426)	(1,333)	(1,076)
Change from net income attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$12,153	$115,825	$23,593	$111,523

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

The activity relating to the Company’s noncontrolling interests-redeemable is summarized below:

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Balance at beginning of period	$21,989	$15,444
Net income attributable to noncontrolling interests-redeemable	12,645	18,063
Net change in equity related to amendments in agreements with noncontrolling interests	(3,301)	—
Net change related to purchase of ownership interests	815	2,092
Change in distribution accrual	(1,791)	(2,951)
Distributions to noncontrolling interests-redeemable	(15,482)	(17,851)
Balance at end of period	$14,875	$14,797

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Further, included in the fair values is an immaterial amount related to non-performance risk associated with the interest rate swaps at each of September 30, 2016 and December 31, 2015.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	September 30, 2016
				Total
	Fair Value Measurements Using			Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other long-term liabilities	$—	$1.4	$—	$1.4	I
Total liabilities	$—	$1.4	$—	$1.4

	December 31, 2015
				Total
	Fair Value Measurements Using			Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.1	$—	$1.1	I
Total liabilities	$—	$1.1	$—	$1.1
(1)	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

During the nine-months ended September 30, 2016, we recorded $8.9 million of impairment to our investments in nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates in our condensed consolidated statement of operations.

The investments in nonconsolidated affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
September 30, 2016	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliate	$13.5	—	—	$13.5	$8.9

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

	Level 3 Assets
	as of	Significant Unobservable	Range of
Level 3 Investment in nonconsolidated affiliates	September 30, 2016	Input	Inputs
Market Approach	$13.5	Multiple of EBITDA	7.0x Multiple

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

	As of September 30, 2016		As of December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$1,410	$1,410	$1,085	$1,085
Long-term debt:
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$65,000	$65,569	$15,000	$14,803
Term Loan due 2022	443,250	447,128	446,625	440,763
6.00% Senior Notes due 2023	250,000	263,125	250,000	243,125
Notes payable to banks and others	115,974	115,974	99,707	99,707

NOTE 10 — EQUITY-BASED COMPENSATION

We have two active equity-based compensation plans, the 2013 Omnibus Long-Term Incentive Plan and the 2016 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for grants of options to purchase our stock, restricted stock units (“RSUs”), and performance share awards to key teammates, directors, service providers, consultants and affiliates. We also made stand-alone grants (not under any Plan) of RSUs to an executive officer and three non-employee directors prior to our initial public offering.

Option awards are granted with an exercise price equal to at least the fair market value of the underlying shares at the date of grant. Option awards and RSUs vest based upon the passage of time. Performance share awards vest based upon the passage of time and the Company’s achievement of various performance metrics.

At September 30, 2016, 2,885,029 stock-based awards were outstanding (of which 2,808,665 are awards under the Plans) and 3,964,518 shares were available for future equity grants under the Plans.

During the first nine months of 2016, we issued to certain members of our management team 277,880 time-based RSU awards with an average fair value of $41.43 per award, 77,272 performance share awards with a fair value of $41.25 per award and 371,964 time-based stock options with an average exercise price of $41.47 and a fair value of $11.66 per option. The fair value of these RSUs, performance share awards and options was determined using the policies described in Note 3, Summary of Significant Accounting Policies, and Note 12, Equity-Based Compensation, to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

NOTE 11 — INCOME TAXES

The significant components of the provision for income taxes related to continuing operations are as follows:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Current:
State and local	$372	$413	$961	$998
Total current expense	372	413	961	998
Deferred:
Federal	6,133	(84,105)	11,045	(78,103)
State and local	737	(20,924)	1,460	(19,431)
Total deferred expense (benefit)	6,870	(105,029)	12,505	(97,534)
Total income tax expense (benefit) related to continuing operations	$7,242	$(104,616)	$13,466	$(96,536)

The $7.2 million and $13.5 million provision for income tax expense for the three- and nine-months ended September 30, 2016, respectively, resulted primarily from the application of our estimated effective blended federal and state income tax rate to the Company's portion of projected pre-tax book income for the current tax year.

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  The Company’s assessment of whether a full valuation allowance is appropriate includes review of operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods. Based on management’s review of these factors as of the third quarter 2015, the Company determined that there was sufficient positive evidence to support the release of a significant portion of the valuation allowance.  Thus, the $104.6 million and $96.5 million of income tax benefits for the three- and nine-months ended September 30, 2015, respectively, were inclusive of the valuation allowance release.

The Company continues to maintain a $24.4 million valuation allowance with respect to deferred tax assets recorded for capital loss carryforwards, and a small portion of state net operating loss carryforwards, not anticipated to be utilized prior to expiration. The Company continues to closely monitor actual and forecasted earnings and, if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

At September 30, 2016, we had an estimated federal net operating loss (“NOL”) carryforward of $84.5 million ($241.5 million on a gross basis). The federal NOLs expire in various amounts at varying times beginning in 2027.  The estimated federal NOL carryfoward as of September 30, 2016 excludes $13.9 million for loss carryforwards resulting from excess tax benefits attributable to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in capital when they reduce income taxes payable.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense, should any be accrued related to uncertain tax positions.

NOTE 12 —ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Prior to 2016, we closed or sold certain facilities that qualify for reporting as discontinued operations. The assets and liabilities associated with these facilities as of September 30, 2016 and December 31, 2015 are immaterial. Additionally, the accompanying condensed consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations were as follows:

	THREE-MONTHS ENDED	NINE-MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2015	2015
Net operating revenues	$6	$4,028
Costs and expenses	(132)	(7,075)
Gain on sale of investments or closures	—	2,034
Loss from discontinued operations	(126)	(1,013)
Income tax benefit	1,109	355
Net income (loss) from discontinued operations	$983	$(658)

We have one property and two facilities that qualified for reporting as held for sale but did not qualify for reporting as discontinued operations as of September 30, 2016.  Management has committed to selling this property and these facilities, and an active program to locate a buyer is underway. We expect that the sale of this property and these facilities will be completed within twelve months. The assets and liabilities associated with this property and these facilities are reflected in the accompanying consolidated balance sheets as of September 30, 2016 as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale. We had one property partnership that qualified for reporting as held for sale as of December 31, 2015. The sale of the property partnership was completed during the first quarter of 2016. The assets and liabilities associated with this partnership were immaterial as of December 31, 2015.

Assets and liabilities held for sale consisted of the following:

SEPTEMBER 30,
2016
Assets
Accounts receivable, net and other current assets	$456
Total current assets	456
Property and equipment, net	5,577
Other long term assets	—
Total assets	$6,033
Liabilities
Accounts payable and other current liabilities	$908
Total current liabilities	908
Other long-term liabilities	272
Total liabilities	$1,180

NOTE 13 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG Global, LLC (“TPG”), served as an arranger in connection with the Credit Agreement and was paid an arrangement fee in the amount of approximately $0.2 million during the nine-months ended September 30, 2015. TPG Capital BD, LLC also served as an initial purchaser in connection with the offering of the Senior Notes in March 2015, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by selling stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million.

Certain directors of the Company have received equity-based compensation under the 2013 Omnibus Long-Term Incentive Plan and the Directors and Consultants Equity Incentive Plan as part of their compensation for service on the Company’s Board of Directors and for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the three- and nine-month periods ended September 30, 2016 and 2015.

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

NOTE 15 — SUBSEQUENT EVENTS

Effective October 1, 2016, an indirect wholly-owned subsidiary of SCA sold its entire membership interest in an equity method facility, Newport Beach Endoscopy Center, LLC, which owns and operates an ASC in Newport Beach, California, for total cash consideration of $2.5 million, which was prepaid to us as of September 30, 2016.  As a result of the transaction, we continue to provide management services to this facility.

Effective October 1, 2016, an indirect wholly-owned subsidiary of SCA sold its entire membership interest in an equity method facility, Hoag Outpatient Centers, LLC, which owns and operates an ASC in Newport Beach, California, for total cash consideration of $4.5 million, which was prepaid to us as of September 30, 2016.  As a result of the transaction, we continue to provide management services to this facility.

Effective October 24, 2016, Orlando Center for Outpatient Surgery, L.P. (“OCOS”), which is an existing SCA consolidated facility that owns and operates an ASC in Orlando, Florida, purchased 80% of the assets of Ambulatory Ankle and Foot Center of Florida, Inc. (“AAFCF”), which owns and operates an ASC in Orlando, Florida, for total cash consideration of $3.8 million.  AAFCF contributed the remaining 20% of its assets to OCOS in exchange for a 15.3% noncontrolling partnership interest in OCOS.  The AAFCF location closed and combined it operations into the OCOS location.

Effective October 25, 2016, the Company entered into an Incremental Amendment to the Credit Agreement, dated as of March 17, 2015 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.  The Company obtained new incremental term loans in the amount of $643.3 million, a portion of which was used to prepay in full the $443.3 million of outstanding initial term loans, together with accrued but unpaid interest and fees thereon, and to pay related transaction costs.  The remaining proceeds from the new incremental term loans are expected to be used for general corporate purposes, including to finance acquisitions that are permitted under the Credit Agreement.  The interest rate applicable to term loans borrowed under the Credit Agreement has been reduced by reducing the applicable margins to 2.75% from 3.25% for LIBOR loans and to 1.75% from 2.25% for base rate loans.  Term loans borrowed under the Credit Agreement continue to bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the NYFRB rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the new incremental term loans, in no event will the base rate be deemed to be less than 2.00%) or (2) an adjusted LIBOR rate (provided that, with respect to new incremental term loans, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%), plus in either case the applicable margin as set forth above.

Effective November 1, 2016, an indirect wholly-owned subsidiary of SCA purchased a 49.0% noncontrolling interest in River Valley ASC, LLC, which owns and operates an ASC in Norwich, Connecticut, for total cash consideration of $23.5 million.  This ASC is an equity method facility.

Effective November 1, 2016, an indirect wholly-owned subsidiary of SCA purchased a 49.0% noncontrolling interest in The Surgical Center of Connecticut, LLC, which owns and operates an ASC in Bridgeport, Connecticut, for total cash consideration of $12.6 million.  In addition, SCA purchased the management agreement rights of the facility for $0.4 million. This ASC is an equity method facility.

Effective November 1, 2016, a joint venture entity owned by an indirect wholly-owned subsidiary of the Company and a health system purchased a 51.2% controlling interest in Center for Surgery of North Coast L.P., which owns and operates an ASC in Encinitas, California, for total consideration of $7.0 million.  In addition, SCA purchased the management agreement rights of the facility for $0.3 million.  This ASC is an equity method facility.

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

OVERVIEW

We are a leading provider of solutions to physicians, health plans, medical groups and health systems to optimize surgical care, and we operate one of the largest networks of outpatient surgery facilities in the United States.  As of September 30, 2016, we operated in 33 states and had an interest in and/or operated 197 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations. Of these 205 facilities, we consolidated the operations of 124 affiliated facilities, had 61 nonconsolidated affiliated facilities and held no ownership in 20 affiliated facilities that contract with us to provide management services only.

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality surgical care at lower cost. As of September 30, 2016, we owned and operated facilities in partnership with approximately 3,000 physician partners.  We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on the increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

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

We took steps during the first nine months of 2016 to optimize our portfolio by:

•

acquiring a controlling interest in 12 new ASCs that we consolidate (one of which closed as result of an acquisition and combined its operations into an existing SCA facility and did not increase our total facility count);

•	acquiring a controlling interest 11 ASCs that were previously held in our portfolio (one was previously a managed-only facility and 10 were previously held as equity method investments);
•

acquiring a noncontrolling interest in four ASCs that we hold as equity method investments (one of which closed as result of an acquisition and combined its operations into an existing SCA facility and did not increase our total facility count);

•	deconsolidating one ASC as a result of the adoption of ASU No. 2015-02, which required a change in the accounting treatment of the facility from consolidated to equity method;

•	entering into agreements to manage three ASCs; and

•	closing one consolidated ASC, selling our interest in an ASC that we held as an equity method investment and terminating management agreements with three managed-only ASCs.

Our consolidated net operating revenues increased $65.0 million, or 25.2%, for the three-months ended September 30, 2016 compared to the three-months ended September 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions since September 30, 2015, increased rates paid under certain payor contracts and higher acuity case mix.

Consolidated net patient revenues per case grew by 3.7% to $1,958 per case for the three-months ended September 30, 2016 from $1,889 per case during the prior year period, reflecting acquisitions of interests in consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 155,160 cases during the three-months ended September 30, 2016 from 125,453 cases during the three-months ended September 30, 2015, largely due to acquisitions since September 30, 2015. Our number of consolidated facilities increased to 124 facilities as of September 30, 2016 from 100 facilities as of September 30, 2015.

We do not consolidate 61 of the facilities affiliated with us because we do not hold a controlling equity interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues generated at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP financial measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage ownership) and does not represent actual GAAP operating results of the Company. For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the three-months ended September 30, 2016, systemwide net operating revenues grew by 14.2% compared to the prior year period. Systemwide net patient revenues per case grew by 4.5% compared to the prior year period. These increases were due to acquisitions and increased rates paid under certain payor contracts.

Our consolidated net operating revenues increased $156.8 million, or 21.0%, for the nine-months ended September 30, 2016 compared to the nine-months ended September 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions since September 30, 2015, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.7% to $1,953 per case for the nine-months ended September 30, 2016 from $1,883 per case during the prior year period, reflecting acquisitions of an interest in consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix. The number of cases at our consolidated facilities increased to 431,918 cases during the nine-months ended September 30, 2016 from 365,061 cases during the nine-months ended September 30, 2015, largely due to acquisitions since September 30, 2015. Our number of consolidated facilities increased to 124 facilities as of September 30, 2016 from 100 facilities as of September 30, 2015.

During the nine-months ended September 30, 2016, systemwide net operating revenues grew by 17.8% compared to the prior year period. Systemwide net patient revenues per case grew by 3.7% compared to the prior year period. These increases were due to acquisitions and increased rates paid under certain payor contracts.

As of September 30, 2016, we held interests in 110 facilities in partnership with health systems, which facilities include consolidated, equity method and managed-only facilities.  Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue with a major focus on creating partnerships with health plans, medical groups and health systems as we continue to position ourselves as a partner of choice.

Our Consolidated Subsidiaries and Nonconsolidated Affiliates

At facilities where we serve as an owner and day-to-day manager, we have significant influence over the operations of such facilities. When we have control of a facility, we account for our investment in the facility as a consolidated subsidiary. When this influence does not represent control of the facility, but we have the ability to exercise significant influence over operating and financial policies, we account for our investment in the facility under the equity method and treat the facility as a nonconsolidated affiliate. Our net earnings from a facility are the same under either method, but the classification of those earnings in our condensed consolidated statements of operations differs.

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

We took several steps during the nine-months ended September 30, 2016 to optimize our facility portfolio by acquiring and closing certain consolidated facilities.

The following table presents a breakdown of the changes in the number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the
	Nine-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Facilities at Beginning of Period
Consolidated Facilities:	104	95
Equity Method Facilities:	68	65
Managed-only Facilities:	21	26
Total Facilities:	193	186
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	12	9
Noncontrolling interests acquired in facilities accounted for as Equity Method Facilities:	4	5
Management agreements entered into (Managed-only Facilities):	3	—
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a Consolidated Facility:	11	3
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an Equity Method Facility:	1	4
Transactions completed such that consolidated or equity method facilities are accounted for as a Managed-only Facility:	—	1
Closures and Sales
Consolidated Facilities sold:	—	2
Equity Method Facilities sold:	1	—
Consolidated Facilities closed:	2	4
Equity Method Facilities closed:	1	—
Management agreements exited from (Managed-only Facilities):	3	—
Facilities at End of Period
Consolidated Facilities:	124	100
Equity Method Facilities:	61	70
Managed-only Facilities:	20	24
Total Facilities:	205	194
Average Ownership Interest
Consolidated Facilities:	45.8%	48.3%
Equity Method Facilities:	25.1%	25.2%

Revenues

Our consolidated net operating revenues for the three-months ended September 30, 2016 and 2015 were $322.8 million and $257.8 million, respectively. Our consolidated net operating revenues for the nine-months ended September 30, 2016 and 2015 were $902.4 million and $745.6 million, respectively.

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

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
	(growth rates in actual amounts)

Consolidated net operating revenues growth (1)	25.2%	19.2%	21.0%	20.7%
Consolidated net patient revenues per case growth (1)	3.7%	5.6%	3.7%	6.8%
Same site consolidated net operating revenues growth (1)(2)	1.0%	9.2%	2.1%	8.8%
Same site consolidated net patient revenues per case growth (1)(2)	1.6%	5.1%	0.7%	6.8%

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
	(growth rates in actual amounts)

Systemwide net operating revenues growth (1)	14.2%	18.2%	17.8%	17.5%
Systemwide net patient revenues per case growth (1)	4.5%	3.6%	3.7%	4.3%
Same site systemwide net operating revenues growth (1)(2)	3.6%	8.4%	6.4%	8.2%
Same site systemwide net patient revenues per case growth (1)(2)	3.6%	3.4%	3.1%	4.5%

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

Three-Months Ended September 30, 2016 Compared to Three-Months Ended September 30, 2015

Our consolidated net operating revenues increased by $65.0 million, or 25.2%, for the three-months ended September 30, 2016 to $322.8 million from $257.8 million for the three-months ended September 30, 2015. Consolidated net patient revenues per case increased by 3.7% to $1,958 per case during the three-months ended September 30, 2016 from $1,889 per case during the three-months ended September 30, 2015.

For the three-months ended September 30, 2016, systemwide net operating revenues grew by 14.2% compared to the three-months ended September 30, 2015. In addition, for the three-months ended September 30, 2016, systemwide net patient revenues per case grew by 4.5% compared to the three-months ended September 30, 2015.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
Total net operating revenues, three-months ended September 30, 2015(1):	$257.8	$192.8
Add: revenue from acquired facilities	48.5	6.0
revenue from consolidations	18.7	(18.7)
Less: revenue of disposed facilities	(2.9)	(3.5)
revenue from deconsolidated facilities	(2.1)	2.1
Adjusted base year net operating revenues	320.0	178.7
Increase from operations	2.8	13.2
Total net operating revenues, three-months ended September 30, 2016:	$322.8	$191.9

(1)

Additions to revenue represent revenue from the acquisition or consolidation of facilities during the 12 months after the date of acquisition or consolidation, as applicable. Deductions from revenue represent revenue from the disposition or deconsolidation of facilities that were owned or consolidated in a prior period but are not owned or consolidated at the end of the current period.

Nine-Months Ended September 30, 2016 Compared to Nine-Months Ended September 30, 2015

Our consolidated net operating revenues increased by $156.8 million, or 21.0%, for the nine-months ended September 30, 2016 to $902.4 million from $745.6 million for the nine-months ended September 30, 2015. Consolidated net patient revenues per case increased by 3.7% to $1,953 per case during the nine-months ended September 30, 2016 from $1,883 per case during the nine-months ended September 30, 2015.

For the nine-months ended September 30, 2016, systemwide net operating revenues grew by 17.8% compared to the nine-months ended September 30, 2015. In addition, for the nine-months ended September 30, 2016, systemwide net patient revenues per case grew by 3.7% compared to the nine-months ended September 30, 2015.

The following table quantifies several significant items impacting our consolidated net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates on a period-over-period basis:

	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
Total net operating revenues, nine-months ended September 30, 2015(1):	$745.6	$536.2
Add: revenue from acquired facilities	130.2	33.4
revenue from consolidations	24.6	(24.6)
Less: revenue of disposed facilities	(7.2)	(10.3)
revenue from deconsolidated facilities	(6.1)	6.0
Adjusted base year net operating revenues	887.1	540.7
Increase from operations	15.3	66.3
Total net operating revenues, nine-months ended September 30, 2016:	$902.4	$607.0

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

The following table presents a breakdown by payor source of the percentage of net patient revenues at our consolidated and nonconsolidated facilities for the periods presented:

Consolidated Facilities

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Managed care and other discount plans	66%	65%	64%	64%
Medicare	21	19	21	19
Workers’ compensation	7	9	8	9
Patients and other third party payors	4	4	4	5
Medicaid	2	3	3	3
Total	100%	100%	100%	100%

Nonconsolidated Facilities

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Managed care and other discount plans	70%	72%	72%	70%
Medicare	18	19	18	18
Workers’ compensation	6	5	6	5
Patients and other third party payors	3	2	2	5
Medicaid	3	2	2	2
Total	100%	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. Reimbursement rates have been relatively stable, on an average basis, across our portfolio.

Medicare accounted for 21% and 19% of our net patient revenues for the three- and nine-months ended September 30, 2016 and 2015, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions were mandated by the Budget Control Act of 2011 (the “BCA”). Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. The Medicare payment update for ASCs for federal fiscal year 2017 is a net increase of 1.2%, consisting of 1.7% inflation minus a 0.5% productivity adjustment.  We do not expect this update to have a material impact on our results.

For the nine-months ended September 30, 2016, the net patient revenues from our consolidated facilities located in each of Texas and California represented approximately 23% and 12%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Florida, Idaho, Illinois and North Carolina represented 5% or more of our total net patient revenues for the nine-months ended September 30, 2016. As of September 30, 2016, 22 of our 61 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 61 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from managing the day-to-day operations of the facilities that we do not consolidate for financial reporting purposes.  Management fee revenues represented 4.0% and 6.1% of our net operating revenues for the three-months ended September 30, 2016 and 2015, respectively, and 4.5% and 5.9% of our net operating revenues for the nine-months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 33.7% and 33.5% of our net operating revenues for the three-months ended September 30, 2016 and 2015, respectively, and 34.2% and 34.1% of our net operating revenues for the nine-months ended September 30, 2016 and 2015, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 23.6% and 21.2% of our net operating revenues for the three-months ended September 30, 2016 and 2015, respectively, and 23.5% and 20.9% of our net operating revenues for the nine-months ended September 30, 2016 and 2015, respectively.  Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tend to drive supplies expense higher.

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

Debt Modification Expense

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized $5.0 million of debt modification expense. There has been no similar expense in the first nine months of 2016.

Loss on Extinguishment of Debt

In conjunction with the refinancing of our corporate debt in the first quarter of 2015, we recognized a $0.5 million loss on extinguishment of debt. There has been no similar loss in the first nine months of 2016.

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

Provision (Benefit) for Income Taxes

Since substantially all of our facilities are organized as general partnerships, LPs, LLPs or LLCs, which are not taxed at the entity level for federal income tax purposes and are only taxed at the entity level in four states for state income tax purposes, substantially all of our tax expense is attributable to Surgical Care Affiliates.  For the prior year, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for the prior year did not bear a direct relationship to pre-tax income.  For the current tax year, tax expense will not bear a logical relationship to pre-tax income because the expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests.

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

Summary Results of Operations

Three-Months Ended September 30, 2016 Compared to Three-Months Ended September 30, 2015

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the three-months ended September 30, 2016 and 2015:

	THREE-MONTHS ENDED SEPTEMBER 30,
	2016		2015
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$303.8	$189.5	$236.9	$190.5
Management fee revenues	12.8	—	15.8	—
Other revenues	6.3	2.4	5.1	2.3
Total net operating revenues	322.8	191.9	257.8	192.8
Equity in net income of nonconsolidated affiliates(2)	12.6	—	12.3	—
Operating expense:
Salaries and benefits	108.8	41.0	86.3	41.5
Supplies	76.1	36.7	54.6	33.5
Other operating expenses	54.4	27.1	40.5	28.9
Depreciation and amortization	22.8	6.7	16.6	7.2
Occupancy costs	12.1	7.9	9.1	8.1
Provision for doubtful accounts	5.4	6.8	4.3	5.7
Loss on disposal of assets	0.1	0.7	0.1	0.1
Total operating expenses	279.7	126.9	211.3	125.0
Operating income	55.7	65.0	58.7	67.9
Interest expense	14.8	0.7	10.8	0.7
Interest income(3)	(5.2)	(0.0)	(0.2)	(0.0)
Gain on sale of investments	(20.2)	—	(3.4)	—
Income from continuing operations before income tax expense	66.4	64.3	51.5	67.2
Provision (benefit) for income taxes(4)	7.2	0.0	(104.6)	0.0
Income from continuing operations	59.1	64.3	156.1	67.2
Income from discontinued operations, net of income tax expense	—	—	1.0	—
Net income	59.1	$64.3	157.1	$67.2
Less: Net income attributable to noncontrolling interests	(45.8)		(38.4)
Net income attributable to Surgical Care Affiliates	$13.3		$118.6
Equity in net income of nonconsolidated affiliates		$12.6		$12.3
Other Data(5)
Cases—consolidated facilities(6)	155,160		125,453
Cases—equity method facilities(7)	72,817		80,895
Consolidated facilities(8)	124		100
Equity method facilities	61		70
Managed-only facilities	20		24
Total facilities	205		194

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

(2)

For the three-months ended September 30, 2016 and 2015, we recorded amortization expense of $0.3 million and $0.2 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates.

(3)	Interest income of nonconsolidated affiliates was $0.023 million and $0.019 million for the three-months ended September 30, 2016 and 2015, respectively.
(4)	Provision for income taxes for nonconsolidated affiliates was $0.013 million and $0.008 million for the three-months ended September 30, 2016 and 2015, respectively.
(5)	Case data is presented for the three-months ended September 30, 2016 and 2015, as applicable. Facilities data is presented as of September 30, 2016 and 2015, as applicable.
(6)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(8)	As of September 30, 2016, we consolidated 105 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $65.0 million, or 25.2%, for the three-months ended September 30, 2016 compared to the three-months ended September 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions and 11 facilities which were previously nonconsolidated, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.7% to $1,958 per case for the three-months ended September 30, 2016 from $1,889 per case during the prior year period, reflecting acquisitions of consolidated facilities with higher rates per case than the average rates at our consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 155,160 cases during the three-months ended September 30, 2016 from 125,453 cases during the three-months ended September 30, 2015, largely due to acquisitions since September 30, 2015. Our number of consolidated facilities increased to 124 facilities as of September 30, 2016 from 100 facilities as of September 30, 2015.

For the three-months ended September 30, 2016, systemwide net operating revenues grew by 14.2% compared to the three-months ended September 30, 2015. The growth in systemwide net operating revenues was largely due to acquisitions. The increased management fee revenues from acquisitions made subsequent to the prior year third quarter and increased rates earned under certain payor contracts also contributed to growth in systemwide net operating revenues. In addition, for the three-months ended September 30, 2016, systemwide net patient revenues per case grew by 4.5% compared to the three-months ended September 30, 2015, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $0.3 million, or 2.4%, to $12.6 million during the three-months ended September 30, 2016 from $12.3 million during the three-months ended September 30, 2015.  Equity in net income of nonconsolidated affiliates increased due to less equity method impairments during the three-months ended September 30, 2016 than the prior year period, acquisitions of several noncontrolling interests in facilities since September 30, 2015 and the deconsolidation of one facility since September 30, 2015 (i.e., the facility became an equity method facility rather than a consolidated facility).  This increase was partially offset by the consolidation of 10 facilities that were previously accounted for as equity method investments in the third quarter of 2015.

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $22.5 million, or 26.1%, to $108.8 million for the three-months ended September 30, 2016 from $86.3 million for the three-months ended September 30, 2015 due to the addition of teammates of newly acquired consolidated facilities (including the conversion of 10 previously nonconsolidated facilities to consolidated subsidiaries) and corporate investments related primarily to operations and development.

Supplies

Supplies expense for consolidated facilities increased $21.5 million, or 39.4%, to $76.1 million for the three-months ended September 30, 2016 from $54.6 million for the three-months ended September 30, 2015. Supplies expense per case increased by 12.6% during the three-months ended September 30, 2016, as compared to the prior year period, primarily due to acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $13.9 million, or 34.3%, to $54.4 million for the three-months ended September 30, 2016 from $40.5 million for the three-months ended September 30, 2015. This increase was primarily attributable to the incurrence of additional costs resulting from our organizational growth through acquisitions and $2.8 million was related to impairment charges of intangible assets of consolidated facilities and receivable balances of nonconsolidated affiliates.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $6.2 million, or 37.3%, to $22.8 million for the three-months ended September 30, 2016 from $16.6 million for the three-months ended September 30, 2015, primarily due to consolidated acquisitions and the addition of new capitalized assets since September 30, 2015.

Occupancy Costs

Occupancy costs for consolidated facilities increased $3.0 million, or 33.0%, to $12.1 million for the three-months ended September 30, 2016 from $9.1 million for the three-months ended September 30, 2015, primarily due to acquisitions and organizational growth since the prior year period.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased to $5.4 million for the three-months ended September 30, 2016 as compared to $4.3 million during the three-months ended September 30, 2015. The provision for doubtful accounts as a percentage of net patient revenues was relatively consistent at 1.8% for the three-months ended September 30, 2016 and 2015.

Interest Expense

Interest expense for consolidated facilities increased $4.0 million, or 37.0%, to $14.8 million for the three-months ended September 30, 2016 from $10.8 million for the three-months ended September 30, 2015, primarily due to entering into interest rate swaps, facility debt assumed in consolidated acquisitions and an increased amount of debt outstanding under our Revolving Credit Facility.

Interest Income

Interest income for consolidated facilities increased to $5.2 million for the three-months ended September 30, 2016 as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV (see Note 4 to the condensed consolidated financial statements included herein for further discussion). The Company holds a $32.0 million promissory note, at September 30, 2016, payable by the Future Texas JV which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced net income attributable to noncontrolling interests; however, as a result of the deconsolidation, the note and related interest are now included in Other long-term assets on our condensed consolidated balance sheet and Interest income on our condensed consolidated statement of operations, respectively.

Gain on Sale of Investments

We recognized gains on sale of investments of $20.2 million and $3.4 million for the three-months ended September 30, 2016 and 2015, respectively. The gains recognized during the three-months ended September 30, 2016 were primarily due to the consolidation of seven facilities after the JV operating agreements and the management services agreements were amended to give SCA certain control rights and the consolidation of one facility after the partnership agreement was amended to give SCA certain control rights. The gains recognized during the three-months ended September 30, 2015 were primarily due to the contribution of an equity method investment to a joint venture and the sale of a consolidated facility.

Provision (Benefit) for Income Taxes

For the three-months ended September 30, 2016, income tax expense was $7.2 million, representing an effective tax rate of 10.9%, compared to a tax benefit of $104.6 million, representing an effective tax rate of (203.3%), for the three-months ended September 30, 2015. The $7.2 million tax expense for the three-months ended September 30, 2016 included $6.8 million of deferred tax attributable to the Company’s portion of pre-tax income, and $0.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.3 million attributable to noncontrolling interests. The $104.6 million tax benefit for the three-months ended September 30, 2015 included a $105.0 million tax benefit largely attributable to the release of the tax valuation allowance previously maintained against net deferred tax assets, and $0.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.3 million attributable to noncontrolling interests.

For the prior year, because of the release of a significant portion of the valuation allowance booked against net deferred tax assets, our tax expense and effective tax rate did not bear a direct relationship to pre-tax income.  For the current tax year, our tax expense will not bear a logical relationship to pre-tax income because the expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $7.4 million, or 19.3%, to $45.8 million for the three-months ended September 30, 2016 from $38.4 million for the three-months ended September 30, 2015. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income.  In addition, prior to the deconsolidation of the Future Texas JV, the interest income related to the promissory note with the Future Texas JV reduced net income attributable to noncontrolling interests. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities results in an increase in net income attributable to noncontrolling interests.

Net Income Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates decreased $105.3 million to $13.3 million for the three-months ended September 30, 2016 from $118.6 million for the three-months ended September 30, 2015. The decrease was mainly attributable to the income tax benefit recorded in the third quarter of 2015, partially offset by the increase in our facilities’ revenue during the three-months ended September 30, 2016.

Summary Results of Operations

Nine-Months Ended September 30, 2016 Compared to Nine-Months Ended September 30, 2015

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following table shows our results of operations and the results of operations of our nonconsolidated affiliates for the nine-months ended September 30, 2016 and 2015:

	NINE-MONTHS ENDED SEPTEMBER 30,
	2016		2015
	As		As
	Reported	Nonconsolidated	Reported	Nonconsolidated
	Under GAAP	Affiliates(1)	Under GAAP	Affiliates(1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$843.4	$599.4	$687.4	$530.6
Management fee revenues	41.0	—	44.3	—
Other revenues	18.0	7.6	13.8	5.6
Total net operating revenues	902.4	607.0	745.6	536.2
Equity in net income of nonconsolidated affiliates(2)	35.5	—	36.0	—
Operating expense:
Salaries and benefits	308.7	130.9	254.6	117.2
Supplies	212.4	112.7	155.9	94.7
Other operating expenses	145.9	88.8	115.3	82.4
Depreciation and amortization	65.5	23.7	47.7	20.2
Occupancy costs	33.7	25.0	26.5	23.1
Provision for doubtful accounts	16.0	17.1	12.9	12.6
Loss on disposal of assets	1.2	0.7	0.3	0.1
Total operating expenses	783.3	398.9	613.2	350.3
Operating income	154.5	208.2	168.4	185.9
Interest expense	40.4	2.4	30.4	1.6
HealthSouth option expense	—	—	11.7	—
Debt modification expense	—	—	5.0	—
Loss on extinguishment of debt	—	—	0.5	—
Interest income	(13.9)	(0.1)	(0.3)	(0.1)
Gain on sale of investments	(30.2)	(1.1)	(5.0)	—
Income from continuing operations before income tax expense	158.3	207.0	126.0	184.3
Provision (benefit) for income taxes(3)	13.5	0.0	(96.5)	0.0
Income from continuing operations	144.8	207.0	222.5	184.3
Loss from discontinued operations, net of income tax expense	—	—	(0.7)	—
Net income	144.8	$207.0	221.9	$184.3
Less: Net income attributable to noncontrolling interests	(123.3)		(107.8)
Net income attributable to Surgical Care Affiliates	$21.4		$114.0
Equity in net income of nonconsolidated affiliates		$35.5		$36.0
Other Data(4)
Cases—consolidated facilities(5)	431,918		365,061
Cases—equity method facilities(6)	238,603		222,223
Consolidated facilities(7)	124		100
Equity method facilities	61		70
Managed-only facilities	20		24
Total facilities	205		194

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

(2)

For the nine-months ended September 30, 2016 and 2015, we recorded amortization expense of $1.1 million and $0.6 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the nine-months ended September 30, 2016 and 2015, we recorded other than temporary impairment charges of $8.9 million and $4.9 million, respectively, within the line item Equity in net income of nonconsolidated affiliates.

(3)	Provision for income taxes for nonconsolidated affiliates was $0.024 million and $0.026 million for the nine-months ended September 30, 2016 and 2015, respectively.
(4)	Case data is presented for the nine-months ended September 30, 2016 and 2015, as applicable. Facilities data is presented as of September 30, 2016 and 2015, as applicable.
(5)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(6)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(7)	As of September 30, 2016, we consolidated 105 of these facilities as VIEs.

Net Operating Revenues

Our consolidated net operating revenues increased $156.8 million, or 21.0%, for the nine-months ended September 30, 2016 compared to the nine-months ended September 30, 2015. The main factors that contributed to this increase were revenues earned from acquisitions and 11 facilities which were previously nonconsolidated, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.7% to $1,953 per case for the nine-months ended September 30, 2016 from $1,883 per case during the prior year period, reflecting acquisitions of consolidated facilities with higher rates per case than the average of our consolidated facilities as well as higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 431,918 cases during the nine-months ended September 30, 2016 from 365,061 cases during the nine-months ended September 30, 2015, largely due to acquisitions since September 30, 2015. Our number of consolidated facilities increased to 124 facilities as of September 30, 2016 from 100 facilities as of September 30, 2015.

For the nine-months ended September 30, 2016, systemwide net operating revenues grew by 17.8% compared to the nine-months ended September 30, 2015. The growth in systemwide net operating revenues was largely due to acquisitions. The increased management fee revenues from acquisitions made subsequent to the prior year third quarter and increased rates earned under certain payor contracts also contributed to growth in systemwide net operating revenues.  In addition, for the nine-months ended September 30, 2016, systemwide net patient revenues per case grew by 3.7% compared to the nine-months ended September 30, 2015, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates decreased $0.5 million, or 1.4%, to $35.5 million during the nine-months ended September 30, 2016 from $36.0 million during the nine-months ended September 30, 2015. Equity in net income of nonconsolidated affiliates decreased due to an increase of equity method impairments recorded during the nine-months ended September 30, 2016 compared to the prior year period and the consolidation of 10 facilities that were previously accounted for as equity method investments during the nine-months ended September 30, 2015.  This decrease was partially offset by the acquisition of several noncontrolling interests in facilities since September 30, 2015 and the deconsolidation of one facility since September 30, 2015 (i.e., the facility became an equity method facility rather than a consolidated facility).

Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $54.1 million, or 21.3%, to $308.7 million for the nine-months ended September 30, 2016 from $254.6 million for the nine-months ended September 30, 2015 due to the addition of teammates of newly acquired consolidated facilities, annual salary increases and the addition of teammates to support our operations and development activities.

Supplies

Supplies expense for consolidated facilities increased $56.5 million, or 36.2%, to $212.4 million for the nine-months ended September 30, 2016 from $155.9 million for the nine-months ended September 30, 2015. Supplies expense per case increased by 15.2% during the nine-months ended September 30, 2016, as compared to the prior year period, primarily due to consolidated acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $30.6 million, or 26.5%, to $145.9 million for the nine-months ended September 30, 2016 from $115.3 million for the nine-months ended September 30, 2015. This increase was primarily attributable to the incurrence of certain additional costs resulting from our organizational growth through acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $17.8 million, or 37.3%, to $65.5 million for the nine-months ended September 30, 2016 from $47.7 million for the nine-months ended September 30, 2015, primarily due to consolidated acquisitions, a correction booked in the first quarter of 2016 related to leasehold improvements and the addition of new capitalized assets since September 30, 2015.

Occupancy Costs

Occupancy costs for consolidated facilities increased $7.2 million, or 27.2%, to $33.7 million for the nine-months ended September 30, 2016 from $26.5 million for the nine-months ended September 30, 2015, primarily due to acquisitions and organizational growth after the prior year period.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased to $16.0 million for the nine-months ended September 30, 2016 as compared to $12.9 million during the nine-months ended September 30, 2015. The provision for doubtful accounts as a percentage of net patient revenues was relatively consistent at 1.9% for each of the nine-month periods ended September 30, 2016 and 2015.

Interest Expense

Interest expense for consolidated facilities increased $10.0 million, or 32.9%, to $40.4 million for the nine-months ended September 30, 2016 from $30.4 million for the nine-months ended September 30, 2015, due in part to the refinancing of our indebtedness during March 2015, the initiation of interest rate swaps, facility debt assumed in consolidation acquisitions and an increased amount of debt outstanding under our Revolving Credit Facility.

Interest Income

Interest income for consolidated facilities increased to $13.9 million for the nine-months ended September 30, 2016 as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV (see Note 4 to the condensed consolidated financial statements included herein for further discussion). The Company holds a $32.0 million promissory note, at September 30, 2016, payable by the Future Texas JV which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced net income attributable to noncontrolling interests; however, as a result of the deconsolidation, the note and related interest are now included in Other long-term assets on our condensed consolidated balance sheet and Interest income on our condensed consolidated statement of operations, respectively.

Gain on Sale of Investments

We recognized gains on sale of investments of $30.2 million and $5.0 million for the nine-months ended September 30, 2016 and 2015, respectively.  The gains recognized during the nine-months ended September 30, 2016 were primarily due to the consolidation of seven facilities after the JV operating agreements and the management services agreements were amended to give SCA certain control rights and the consolidation of one facility after the partnership agreement was amended to give SCA certain control rights.  The gains recognized during the nine-months ended September 30, 2015 were primarily due to the contribution of an equity method investment to a joint venture, the sale of the right to manage a facility held as an equity method investment and the sale of a consolidated facility.

Provision (Benefit) for Income Taxes

For the nine-months ended September 30, 2016, income tax expense was $13.5 million, representing an effective tax rate of 8.5%, compared to a tax benefit of $96.5 million, representing an effective tax rate of (76.6%), for the nine-months ended September 30, 2015. The $13.5 million tax expense for the nine-months ended September 30, 2016 included $12.5 million of deferred tax attributable to the Company’s portion of pre-tax income, and $1.0 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.7 million attributable to noncontrolling interests. The $96.5 million tax benefit for the nine-months ended September 30, 2015 included a $97.4 million tax benefit largely attributable to the release of the tax valuation allowance previously maintained against net deferred tax assets, and $0.9 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $0.7 million attributable to noncontrolling interests.

For the prior year, because of the release of a significant portion of the valuation allowance booked against net deferred tax assets, our tax expense and effective tax rate did not bear a direct relationship to pre-tax income. For the current tax year, our tax expense will not bear a logical relationship to pre-tax income because the expense is substantially attributable to Surgical Care Affiliates, and pre-tax income includes income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $15.5 million, or 14.4%, to $123.3 million for the nine-months ended September 30, 2016 from $107.8 million for the nine-months ended September 30, 2015. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income.  In addition, prior to the deconsolidation of the Future Texas JV, the interest income related to the promissory note with the Future Texas JV reduced net income attributable to noncontrolling interests. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities results in an increase in net income attributable to noncontrolling interests.

Net Income Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates decreased $92.6 million to $21.4 million of net income for the nine-months ended September 30, 2016 from $114.0 million for the nine-months ended September 30, 2015.  The decrease was mainly attributable to the income tax benefit recorded in the third quarter of 2015 partially offset by the increase in our facilities’ revenue during the nine-months ended September 30, 2016.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations for the three- and nine- months ended September 30, 2015 were as follows:

	THREE-MONTHS ENDED	NINE-MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2015	2015
Net operating revenues	$—	$4.0
Costs and expenses	(0.1)	(7.1)
Gain on sale of investments or closures	—	2.0
Loss from discontinued operations	(0.1)	(1.0)
Income tax benefit	1.1	0.4
Net income (loss) from discontinued operations	$1.0	$(0.7)

The operating results of discontinued operations for the three- and nine-months ended September 30, 2016 were immaterial. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the nine-months ended September 30, 2016 and 2015:

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Net cash provided by operating activities	$217.1	$194.1
Net cash used in investing activities	(178.3)	(99.4)
Net cash used in financing activities	(77.0)	(9.4)
(Decrease) increase in cash and cash equivalents	$(38.2)	$85.4

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Net income	$144.8	$221.9
Depreciation and amortization	65.5	47.7
Distributions from nonconsolidated affiliates	50.2	35.1
Provision for doubtful accounts	16.0	12.9
HealthSouth option expense	—	11.7
Deferred income tax	12.5	(97.5)
Equity in income of nonconsolidated affiliates	(35.5)	(36.0)
Other operating cash flows, net	(36.4)	(1.7)
Net cash provided by operating activities	$217.1	$194.1

During the nine-months ended September 30, 2016, we generated $217.1 million of cash flows provided by operating activities compared to $194.1 million during the nine-months ended September 30, 2015. Cash flows from operating activities increased $23.0 million, or 11.9%, from the prior year period, primarily due to a $50.7 million increase in net income before depreciation and amortization and deferred income taxes partially offset by a $34.7 million decrease in other operating cash flows.

Cash Flows Used in Investing Activities

During the nine-months ended September 30, 2016, our net cash used in investing activities was $178.3 million, consisting primarily of $131.7 million for business acquisitions, net of cash acquired and $58.8 million of capital expenditures, partially offset by $18.2 million of proceeds from disposal of assets. Cash flows used in investing activities increased $78.9 million, or 79.4%, from the prior year period, primarily due to an increase in cash outflows for business acquisitions and capital expenditures, partially offset by an increase in cash inflows from proceeds from disposal of assets.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine-months ended September 30, 2016 was $77.0 million, consisting primarily of $117.6 million of principal payments on long-term debt and $123.4 million of distributions to noncontrolling interests, which primarily related to existing facilities, partially offset by $168.8 million of long-term debt borrowings. Net cash used in financing activities increased $67.6 million, or 719.1%, from the prior year period, primarily due to net long-term debt borrowings in conjunction with our refinancing transactions completed in March 2015.

Cash and cash equivalents were $41.1 million at September 30, 2016 as compared to $79.3 million at December 31, 2015. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. Our overall working capital position at September 30, 2016 was $20.0 million compared to $56.8 million at December 31, 2015, a decrease of $36.8 million, or 64.8%. This decrease was primarily driven by a decrease in cash and cash equivalents.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility (as defined below), will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.

Debt

Our primary sources of funding have been the incurrence of debt and cash flows from operations. In the future, our primary sources of liquidity are expected to be cash flows from operations and additional funds available under our Credit Facilities.

First Quarter 2015 Refinancing Transactions

On March 17, 2015, the Company issued $250 million aggregate principal amount of its 6.00% senior unsecured notes due 2023 (the “Senior Notes”) under an Indenture dated March 17, 2015 (the “Indenture”).  Also, on March 17, 2015, the Company entered into a $700 million credit agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. Prior to the incremental amendment to the Credit Agreement entered into on October 25, 2016, as described below, the Credit Agreement provided for a seven-year, $450 million term loan credit facility (the “Initial Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “Revolving Credit Facility”).

The net proceeds received by the Company from the sale of the Senior Notes was $245.6 million after deducting the initial purchasers’ discount. The Company used the net proceeds from the sale of the Senior Notes, together with approximately $381 million of the aggregate $450 million in principal amount of borrowings under the Company’s Initial Term Loan Facility (collectively, the “2015 Refinancing Transactions”), to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s then existing credit facilities. The remainder of approximately $69 million of net proceeds from the 2015 Refinancing Transactions was used to pay the transaction costs associated with the 2015 Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Agreement, we incurred debt modification costs of $5 million.

October 2016 Refinancing Transaction

On October 25, 2016, the Company entered into an Incremental Amendment (the “Incremental Amendment”) to the Credit Agreement in order to (i) refinance all of the $443.25 million in outstanding initial term loans borrowed under the Credit Agreement with a new tranche of incremental term loans in the amount of $643.25 million (the “Incremental Term Loan Facility”), a portion of the proceeds of which were used to prepay in full the existing initial term loans and the $25.0 million outstanding under the Revolving Credit Facility, together with accrued but unpaid interest and fees thereon, and to pay related transaction costs, with the remaining proceeds expected to be used for general corporate purposes, including to finance acquisitions that are permitted under the Credit Agreement, and (ii) reduce the interest rate applicable to term loans borrowed under the Credit Agreement by reducing the applicable margins to 2.75% from 3.25% for LIBOR loans and to 1.75% from 2.25% for base rate loans. Term loans borrowed under the Credit Agreement continue to bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the NYFRB rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the Incremental Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) or (2) an adjusted LIBOR rate (provided that, with respect to the Incremental Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%), plus in either case the applicable margin as set forth above.

Senior Notes

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

The Indenture contains various customary affirmative and restrictive covenants, which are subject to certain significant exceptions. As of September 30, 2016, we believe that we were in compliance with these covenants.

Credit Facilities

The Credit Agreement, subject to the terms and conditions set forth therein, currently provides for a $643.25 million term loan facility (the “Term Loan Facility”) and a $250 million Revolving Credit Facility (together with the Term Loan Facility, collectively, the “Credit Facilities”), both of which mature in March 2022.  The Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more additional incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan Facility was 4.25% at September 30, 2016 and was 3.75% on October 25, 2016.

The Credit Facilities replaced the Company’s credit agreement, dated as of June 29, 2007, among the Company, SCA, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto.

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

Borrowings under the Credit Agreement bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin. The applicable margin for borrowings under the Term Loan Facility is 1.75% for Base Rate loans and 2.75% for LIBOR Rate loans. The applicable margin for any borrowings under the Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are made at the end of each quarter.  The following table outlines the applicable margin for each portion of the Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
Term Loan Facility due 2022	1.75% (with a base rate floor of 2.00%)	2.75% (with a LIBOR floor of 1.00%)

There was $65.0 million and $15.0 million outstanding under the Revolving Credit Facility as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, we had approximately $15.1 million and $4.2 million, respectively, of letters of credit outstanding under the Revolving Credit Facility. As of September 30, 2016, the Revolving Credit Facility had a capacity of $169.9 million. As of October 25, 2016, there was $25.0 million outstanding under the Revolving Credit Facility and approximately $15.1 million of letters of credit outstanding under the Revolving Credit Facility.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test, and the Company was in compliance with such leverage ratio test as of September 30, 2016. At September 30, 2016 and October 25, 2016, we had approximately $15.1 million in letters of credit outstanding that utilize capacity under the Revolving Credit Facility.  We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. No such payment was required at September 30,

2016.  Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of September 30, 2016.

Capital Expenditures

Capital expenditures totaled $58.8 million and $30.2 million for the nine-months ended September 30, 2016 and 2015, respectively. The capital expenditures made during the nine-months ended September 30, 2016 consisted primarily of the purchase of real estate related to the CMIS acquisition, which was sold during the first quarter of 2016, and fixture improvements made at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Transactions

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At September 30, 2016, we accounted for 61 of our 205 affiliated facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, which are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At September 30, 2016, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $58.3 million. Our average percentage ownership of these nonconsolidated affiliates, weighted based on the individual affiliate’s amount of debt and our ownership of such affiliate, was approximately 25% at September 30, 2016. We or one of our wholly-owned subsidiaries collectively guaranteed $13.1 million of the $58.3 million in total debt of our nonconsolidated affiliates as of September 30, 2016. Additionally, our guarantees related to operating leases of nonconsolidated affiliates were $6.2 million at September 30, 2016.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, income taxes, goodwill, impairment of long-lived assets and other intangible assets and other than temporary impairments. There were no material changes to our critical accounting policies during the nine-months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of September 30, 2016, we had $863.9 million of indebtedness (excluding capital leases), of which $551.3 million is at variable interest rates and $312.6 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest rate swaps with notional amounts of $140.0 million and $50.0 million terminated on September 30, 2016. In September 2016, the Company entered into two interest rate swaps with an aggregate notional amount of $443.3 million outstanding as of September 30, 2016. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. The aggregate notional amount of $443.3 million in interest rate swaps will terminate on March 17, 2022.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of September 30, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following discussion updates one of the risk factors previously included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness.  As of October 25, 2016, we had approximately $1,035.3 million of indebtedness (excluding capital leases), which includes $643.3 million under our Term Loan Facility, $25.0 million under our Revolving Credit Facility and $250.0 million of Senior Notes.  We also have $209.9 million of unused commitments under our Revolving Credit Facility.  At October 25, 2016, we had approximately $15.1 million in letters of credit outstanding.

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
10.1

Incremental Amendment dated as of October 25, 2016, by and among the company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2016)

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

SURGICAL CARE AFFILIATES, INC.
Date: November 3, 2016	/s/ Andrew P. Hayek
Andrew P. Hayek Chairman, President and Chief Executive Officer
Date: November 3, 2016	/s/ Tom W. F. De Weerdt
Tom W. F. De Weerdt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
3.2	By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)
10.1

Incremental Amendment dated as of October 25, 2016, by and among the company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2016)

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