Form 10-K
period 2016-12-31
Surgical Care Affiliates, Inc.
filed 2017-02-21
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2016 was $1,317,588,837.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 15, 2017
Common stock, par value $0.01 per share	40,605,430 shares

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part II – “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of this Form 10-K, or, in the event the Registrant does not prepare and file such Proxy Statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. (With the exception of those portions which are specifically incorporated by reference in this report, any such Proxy Statement is not deemed to be filed or incorporated by reference as part of this report).

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

Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in “Part I, Item 1A. Risk Factors.”

Part I

Item 1. BUSINESS

Merger Agreement

On January 7, 2017, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with UnitedHealth Group Incorporated, a Delaware corporation (“UnitedHealth Group”), and UnitedHealth Group’s wholly owned subsidiaries, Spartan Merger Sub 1, Inc., a Delaware corporation (“Purchaser”), and Spartan Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2”). Pursuant to the Merger Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $57.00 per share, to be funded with a combination of cash and UnitedHealth Group common stock, as set forth in the Merger Agreement. Purchaser intends to commence an exchange offer to purchase all of the outstanding shares of the Company’s common stock, upon the terms and subject to the conditions of the Merger Agreement. Consummation of the exchange offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the exchange offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law (the “First Merger”), with no stockholder vote required to consummate the First Merger, and the Company surviving as a wholly owned indirect subsidiary of Merger Sub 2. Immediately following the First Merger, the Company will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned direct subsidiary of UnitedHealth Group.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Until the earlier of the termination of the Merger Agreement and the consummation of the Mergers, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Company has agreed not to solicit, initiate, knowingly encourage or knowingly facilitate the making of any alternative acquisition proposals. However, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal that our Board of Directors reasonably believes is or could reasonably be expected to lead to a superior proposal. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal.

The Merger Agreement contains certain termination rights for both UnitedHealth Group and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing acquisition proposals, including if the Company terminates the Merger Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay UnitedHealth Group a termination fee of $90.0 million.

Additional information about the merger is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

Overview

We are a leading national provider of solutions to physicians, health plans and health systems to optimize surgical care. We operate one of the largest networks of surgical facilities in the United States, which as of December 31, 2016 included 197 ambulatory surgery centers (“ASCs”) and seven surgical hospitals in partnership with approximately 3,000 physician partners. Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

The healthcare industry is in the midst of a transition characterized by increasing focus on cost containment and clinical outcomes, driven by recent regulatory efforts and new payment and delivery models. In this environment, improving clinical quality and reducing the cost of surgical delivery, which represents one of the largest components of medical spending in the United States, continue to be of greater focus. We believe that we are a critical part of the solution because we provide a lower-cost delivery alternative that: (1) enhances the quality of care and patient experience; (2) provides a strategic approach for physicians that improves productivity and economic alignment; (3) offers an efficient and lower-cost alternative for health plans, risk-bearing medical groups and employers; (4) enables our health system partners to expand access within their markets while addressing the pressures resulting from changing payment models; and (5) helps physicians to remain independent.

Our scale of operations allows us to provide our health plan, medical group and health system partners with a comprehensive suite of services that support clinical quality, operational efficiency and enhanced financial performance. We offer tools and systems in the areas of clinical benchmarking, clinical best practices, operating efficiency, care coordination and supply chain management. Our partnership model aligns the interests of our partners in achieving strong clinical and operational outcomes.

Following the purchase of our company in 2007 by TPG Global, LLC (together with its affiliates, “TPG”), MTS-SCA Acquisition LLC (“MTS”) and certain of our current and former directors, our senior leadership team focused on building our team and capabilities to position the company as a leading partner to health plans, medical groups and health systems to transform the delivery of outpatient surgical care in markets across the country. We have experienced significant growth in our partnerships, resulting in strong performance in our key operational and financial metrics, including: (1) our patient Net Promoter Score, which is a measure of loyalty based on asking patients whether they would recommend our facilities to a friend or family member, (2) our physician Net Promoter Score, which is a measure of loyalty based on asking physicians whether they would recommend performing cases at our facilities to a physician colleague, and (3) the number of physicians performing procedures in our affiliated facilities, which was over 7,700 in 2016.

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

•	Consolidated total net operating revenues increased from $864.7 million in 2014 to $1,281.4 million in 2016, representing a 21.7% compounded annual growth rate (“CAGR”);
•	Systemwide total net operating revenues increased at a 17.6% CAGR from 2014 to 2016;
•	Net income attributable to SCA increased from $32.0 million in 2014 to $35.4 million in 2016, representing a 5.2% CAGR;
•	Net income increased from $157.1 million in 2014 to $226.3 million in 2016, representing a 20.0% CAGR; and
•	Adjusted EBITDA-NCI increased from $156.7 million in 2014 to $201.1 million in 2016, representing a 13.3% CAGR.

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

Our Affiliated Facilities

Our network of facilities includes ASCs and surgical hospitals. Like hospitals, ASCs serve as locations where physicians on each individual facility’s medical staff perform surgery. Our ASCs provide the facilities, equipment, supplies and clinical support staff necessary to provide non-emergency surgical services to patients not requiring hospitalization. Advances in pain management and non-invasive surgical techniques have broadened the surgical procedures performed in ASCs to include such procedures as total joint replacements. Surgeries in ASCs are typically reimbursed at significantly lower rates than in a hospital setting, and ASCs generally operate with greater efficiency and lower costs. For the year-ended December 31, 2016, our ASCs generated 87% of our net operating revenues. Our surgical hospitals allow physicians to perform a broader range of surgical procedures, including more complex surgeries, and allow patients to stay in the hospital for several nights to recover if needed. For the year-ended December 31, 2016, our surgical hospitals generated 13% of our net operating revenues.

Physicians at our facilities provide surgical services in a wide variety of specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology, neurosurgery and gynecology, as well as other general surgery procedures. As of December 31, 2016, we consolidated the operations of 125 of our 205 affiliated facilities, had 61 nonconsolidated affiliated facilities and held no ownership in 19 affiliated facilities that contract with us to provide management services.

Our Strategic Partnerships

We work to build strategic relationships with health plans, medical groups and health systems. We partner with physicians and physician groups who are equity investors in our affiliates and value our expertise in managing ASCs and surgical hospitals and engaging other health care participants to drive value. We seek to build strategic partnerships with health plans to provide high-quality low cost surgical care to their members. These strategic partnerships increasingly include value-based payment models of varying forms, all designed to incentivize surgeons to select the optimal modality of care for their patients.

In certain markets we have chosen to partner with health systems that are seeking to affiliate with a growing number of surgeons through ASC joint ventures. We believe we are a partner of choice to leading health systems because of our comprehensive suite of surgical solutions, expertise in clinical operations and efficiency programs and development expertise.

Our Industry

Medical costs account for a substantial percentage of the United States economy. The United States spent $3.2 trillion on healthcare in 2015, according to the Centers for Medicare and Medicaid Services (“CMS”), and the percentage of gross domestic product devoted to healthcare increased from 6.9% in 1970 to 17.8% in 2015. Surgical delivery is one of the largest components of medical costs in the United States, representing approximately 30% of medical spending for individuals with commercial insurance and Medicare, according to our estimates.

Against this backdrop, we believe that we are well positioned to benefit from trends currently affecting the markets in which we compete, including:

Continued Migration of Procedures Out of Hospitals

According to the American Hospital Association, outpatient surgeries increased from 57.2% of total surgery volumes to 65.9% from 1994 to 2014. In addition, a significant share of outpatient surgeries shifted from hospitals to free-standing facilities over a similar period. Advancements in medical technology, such as lasers, arthroscopy, fiber optics and enhanced endoscopic techniques, have reduced the trauma of surgery and the amount of recovery time required by patients following certain surgical procedures. Improvements in anesthesia have also shortened the recovery time for many patients by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization. These medical advancements have significantly increased the number of procedures that can be performed in a surgery center and have fueled the migration of surgical procedures out of hospitals and into outpatient settings. We expect that continued advancements in technology and technique will advance this trend.

Growing Focus on Containment of Healthcare Costs

Because of an increased focus on controlling the growth of healthcare expenditures in the United States, constituents across the healthcare continuum, including government payors, private insurance companies and self-insured employers, are implementing meaningful cost containment measures. These initiatives have contributed to the shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective settings, such as ASCs. For example, based on Medicare fee schedules, a procedure in an ASC costs, on average, 53% of what the same procedure costs when performed in a hospital surgery department, according to the Ambulatory Surgery Center Association. The cost differential creates savings for the government, Medicare plans, commercial payors and patients when a procedure is performed at an ASC instead of a hospital-based surgery department.

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

Opportunities Created by Healthcare Legislation

We anticipate that healthcare legislation will create greater opportunities for cost-effective providers of healthcare. The Patient Protection and Affordable Care Act (“Affordable Care Act”) and other related healthcare reform activities are expected to promote the transition from traditional fee-for-service payment models to more “at risk” or “capitated” models in which providers receive a flat fee per member per month from payors, regardless of the cost of care. This shift will create financial incentives for “at-risk” providers to direct patient procedures into the most cost-effective settings, such as ASCs and surgical hospitals. Some health systems are actively working to shift categories of surgical cases out of their hospital surgery departments into the lower-cost ASC setting, in some cases in the context of shared savings and Accountable Care Organizations (“ACOs”). Given that, according to management estimates, surgical spending currently represents approximately 30% of all medical spending for individuals with commercial insurance and Medicare, the shift to “at risk” payment models is likely to create greater interest from physicians and health systems in shifting care to ASCs.

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

Continued Provider Consolidation Driven by Changing Environment

We believe that consolidation among healthcare providers and health plans will continue due to cost pressures, a changing regulatory environment and the requirements imposed by new payment and delivery models. Our industry remains highly fragmented relative to other healthcare sectors, with the three largest companies in our industry operating an aggregate of only 13% of approximately 5,500 Medicare-certified ASCs in the United States as of December 31, 2016. We expect consolidation to continue, as larger operators like us bring to bear the benefits of systems, processes and larger-scale relationships.

Our Competitive Strengths

We believe that we are well-positioned to continue growing, due to: (1) our commitment to outstanding patient care; (2) our experience and capability in partnering with health plans, medical groups and health systems; and (3) the sophistication and capability of our team and our operating systems. We believe the increasing focus of the U.S. healthcare market on enhancing quality of care, the patient experience and the cost-effectiveness of healthcare aligns with our competitive strengths:

Diversified Growth Strategy

Our business model is focused on building strategic relationships with leading health plans, medical groups and health systems to invest in, develop and operate facilities, including de novo facilities, which are newly developed ASCs, in an aligned economic model. The alignment of strategic and financial interests through shared ownership is an integral component of our ability to achieve strong results—clinically, operationally and financially. We believe that our business model positions us for continued growth:

Strong same-site growth. We believe that several factors will contribute to continued same-site growth: (1) our strong physician satisfaction, (2) the continued focus of our regional facility leadership on physician recruitment, leveraging our tools and systems, (3) the fact that a significant majority of our facilities are multi-specialty (179 of our 205 affiliated facilities), (4) a payor mix weighted toward non-governmental payors (66% of our consolidated net patient revenues and 73% of net patient revenues at our nonconsolidated facilities for the year-ended December 31, 2016 came from commercial payors), and (5) our focus on high acuity, complex procedures and new service line procedures.

Growth of health plan partnerships. We are developing strategic partnerships with an increased number of health plans, and we believe these types of partnerships can generate same-site and acquisition-driven growth.  For example, certain of our facilities are financially accountable to a health plan for the quality of care provided at the facility by its affiliated surgeons, and they partner with health plans to develop and operate programs that provide physicians with incentives to choose our lower cost ASCs and surgical hospitals when clinically appropriate.

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

Strategic investments. Our partnership model focused on local market alignment enables us to be a strategic investor in multiple geographic markets within the fragmented ASC industry. From January 1, 2011 to December 31, 2016, we invested in or entered into management agreements with 64 facilities in our existing markets and 73 facilities in new markets. Also during this same time period, we placed into operation three de novo facilities in existing markets and one de novo facility in a new market.

Leading National Brand and Scaled Franchise

We believe that a healthcare environment characterized by cost pressure, regulatory change, increased consumerism and consolidation favors large scale operators with strong reputations. We are one of the largest operators of surgical facilities in the United States with 197 ASCs and seven surgical hospitals operating in 33 states. Our national scale and the reputation we have developed helps us to establish strategic partnerships with health plans, medical groups and health systems. Our scale also allows us to invest in capabilities that we can leverage across a large network of opportunities and facilities, including comparative performance analytics, cost of care analytics, senior managed care resources, new service line development resources and supply chain resources. Our facilities have also developed a strong reputation among patients in our communities as a result of our focus on patient care and clinical quality. We provide each patient with a survey regarding their experience at our facilities either by an electronic survey or through traditional mail. According to our patient surveys conducted during 2016, our Net Promoter Score average was approximately positive 91. The Net Promoter Score is a nationally recognized measure of loyalty ranging from negative 100 to positive 100 based on asking patients whether they would recommend our facilities to a friend or family member. The overall response rate for these surveys was approximately 22% in 2016, which represented an average of approximately 13,500 responses received per month.

Proprietary and Expanding Suite of Technology-Enabled Capabilities

We have developed proprietary capabilities that enable health plans, medical groups and health systems to optimize the patient experience, clinical outcomes and cost efficiency (which the Institute for Healthcare Improvement refers to as the “Triple Aim” of healthcare). Our proprietary technology tool set includes:

•

SCA Quality Index. We measure patient satisfaction, clinical outcomes and licensure and accreditation inspection readiness for each affiliated facility and combine those measures into our SCA Quality Index to drive continuous improvement clinically and to increasingly support the transition to new payment models.

•

SCA Insight TM. Our SCA InsightTM operating system provides detailed benchmarking of key operational measures (including on-time starts, turn-times and operating room utilization). Additionally it provides daily key performance indicator dashboards for volume growth, labor and supply expense metrics and revenue cycle performance.  These tools allow management to identify, monitor and adjust areas such as case mix, staffing and operating costs to improve overall performance.

•

Cost of care analytics. Our managed care analytics team performs total cost of care analytics on behalf of health plans and risk-bearing medical groups that help us design strategic partnerships and establish performance goals for those partnerships.

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

Strategic Partner to Physicians

The evolving healthcare landscape, including regulatory changes, increasing administrative burden, health plan consolidation, shifting competitive landscape and transition to new payment models is increasing pressure on physicians. We offer physicians an attractive solution to help them operate successfully in this environment as we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the aim of increasing physicians’ productivity and promoting their professional and financial success. Our approximately 3,000 physician partners (as of December 31, 2016), many of whom are leading practitioners in their respective fields and geographies, value the efficiency and convenience that our facilities provide.

Our success in forming productive relationships with physicians is reflected in both the growth in the number of our physician partners and our Net Promoter Score of positive 89, which was derived from surveys completed by our physician partners and non-partner physician utilizers across 150 of our facilities during January 2017. The survey had an overall response rate of 78% from over 4,000 physicians surveyed.  The Net Promoter Score is a measure of loyalty ranging from negative 100 to positive 100 based on asking each of the physicians who utilize our facilities whether he or she would recommend performing cases at our facilities to a physician colleague.   We monitor physician satisfaction on a facility-by-facility basis and survey all of our physicians who actively utilize our facilities at least annually.  We utilize physician feedback to drive continuous improvement on a local and national basis to strengthen our position as the surgical partner of choice for physicians.

Proven Management Team

Our senior leadership team averages more than 15 years of experience in the healthcare industry and has transformed our strategic approach to partnering with health plans, medical groups and health systems to optimize surgical care. During the tenure of this management team, we have enhanced our focus on clinical outcomes and patient experience, and we have achieved significant growth in terms of the number of strategic partnerships and financial performance.

Our Business Strategy

We seek to improve the delivery of surgical care and to become the partner of choice for health plans, medical groups and health systems by:

•	Delivering outstanding patient care and clinical outcomes;
•	Driving strong and consistent same-site performance;
•	Growing existing strategic partnerships with health plans, medical groups and health systems;
•	Developing new strategic partnerships with health plans, medical groups and health systems;
•	Expanding into new service lines;
•	Establishing partnerships focused on value-based reimbursement; and
•	Consolidating a fragmented industry in attractive markets.

Delivering Outstanding Patient Care and Clinical Outcomes

We are committed to outstanding patient care and clinical quality. Our culture and operating systems reinforce this focus and commitment. We measure patient satisfaction, clinical outcomes and licensure and accreditation inspection readiness for each affiliated facility and combine those measures into our SCA Quality Index, which we monitor closely to identify areas for improvement and to track progress. We also develop and implement clinical toolkits, clinical training and best practice sharing across our network to drive ongoing improvement in clinical outcomes. Our Regional Quality Councils (“RQCs”) model allows us to develop tools and resources, provide education and communicate clinical best practices.  All of our affiliated facilities have a designated clinical leader to monitor patient outcomes and lead performance improvement initiatives. Our facilities’ clinical leaders are encouraged to participate in regional quality meetings of the RQCs. We have also developed focused training resources that are available to physicians, nurses and surgical technicians at our affiliated facilities, including through a proprietary learning computer portal called the Clinical Excellence Universe (or “CEU”). Our training programs include new teammate trainings, telephone and web conferences focusing on key clinical issues, continuing education programs, leadership development programs and initiatives aimed at enhancing our culture of patient safety.

Driving Strong and Consistent Same-Site Performance

Achieving strong performance on a same-site basis is important for us to drive organic revenue growth as well as support consistent operating performance for us and our partners. We believe that our strategic partnerships align incentives so that we and our partners can achieve improved long-term performance. We also believe that our ability to affiliate with physicians as an extension of their practices is an important driver to sustained same-site performance. Our clinical protocols and tools are designed to improve physician productivity and increase the number of procedures performed in our facilities while improving both physician and patient satisfaction. In addition, our ability to attract physicians through recruitment initiatives provides an additional opportunity for us to drive same-site growth. This alignment with physicians has contributed to annual same site consolidated net operating revenues growth of 3.0% in 2016, 8.5% in 2015 and 4.7% in 2014 and annual same site systemwide net operating revenues growth of 6.7% in 2016, 8.1% in 2015 and 3.1% in 2014. We have shown an ability to improve facility-level profitability by gaining physician alignment around more efficient supply utilization, reducing clinical variation, more effectively contracting with payors and lowering administrative costs.

Growing Existing Strategic Partnerships with Health Plans, Medical Groups and Health Systems

We intend to continue growing the number of facilities in our existing partnerships with health plans, medical groups and health systems. Our aligned model incentivizes our partners to work closely with us to identify strategically important and financially accretive growth opportunities in the markets we serve. Our experience has shown that demonstrated results in achieving exceptional patient care and strong physician partnerships have encouraged our partners to expand their relationships with us.

Developing New Strategic Partnerships with Health Plans, Medical Groups and Health Systems

We are focused on developing new strategic partnerships with health plans, medical groups and health systems. We believe that our capabilities and our experience with existing strategic partnerships position us strongly to secure additional strategic partnerships. The growing focus on improving the quality of care while reducing the total cost of care makes our partnership model more relevant to health plans, medical groups and health systems, given that surgery represents close to 30% of total medical spending according to management estimates. There is a significant opportunity to enhance care while materially reducing cost by leveraging high-quality, high-efficiency ASCs and surgical hospitals.

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

Establishing Partnerships that Take Advantage of Value-Based Reimbursement

We expect the increasing focus on value-based reimbursement to enable additional strategic partnerships with health plans, medical groups and health systems.  Value-based reimbursement refers to new payment models that tie the provider’s payment for services to the predetermined quality outcomes.

For example, one of our strategic medical group partners is a large, integrated multi-specialty physician group that manages capitated risk for both senior lives (Medicare) and commercial lives. This partner was one of the original five ACOs piloted under a Dartmouth College/Brookings Institute-supported initiative in ACO healthcare delivery. As of December 31, 2016, we had seven joint venture surgical facilities with this physician group, and we have been able to meaningfully improve the cost of surgical care for their population through our strategic partnership.

As another example, we entered into a commercial bundled payment program for total joint replacements with a major health plan for one of our facilities. The health plan chose to partner with SCA on this bundled payment program because we demonstrated an ability to have strong patient outcomes and patient satisfaction while materially reducing total episode cost through actively managing the patients throughout the process and aligning the interests of the various providers pre- and post-surgery.

Consolidating a Fragmented Industry in Attractive Markets

We expect to continue our acquisition activity as we partner with more health plans, medical groups and health systems and as we expand our existing strategic partnerships. We believe that our scale, operational expertise and value-added services and solutions differentiate us and provide us with the ability to selectively invest in attractive assets in attractive markets where we can create value, both in the near term as well as over the longer term. We plan to continue to leverage our proven strategy for target identification, thorough diligence, transaction execution and integration, which we have systematically implemented in the investment in 58 consolidated and 55 nonconsolidated facilities from January 1, 2011 to December 31, 2016.

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

Each affiliated facility is licensed in accordance with local and state requirements. All of our facilities are also certified as Medicare providers. Our facilities are available for use only by licensed physicians and other qualified healthcare providers. To ensure consistent quality of care, each facility has a medical executive committee comprised of local physicians that reviews the qualifications of each physician who applies to practice at the facility. In addition, as of December 31, 2016, the vast majority of our facilities were accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care (“AAAHC”), the two major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. We believe that accreditation is the quality benchmark used by commercial health plans for inclusion of a facility in their network. Some health plans may not include a facility in their network unless the facility is accredited.

Billing and Payment

Our affiliated facilities derive their net patient revenues by collecting institutional fees from patients, insurance companies, government programs and other third-party payors in exchange for the provision of surgical procedures. The surgeons and, in most cases, anesthesiologists and CRNAs at our affiliated facilities bill their patients and other payors directly for their professional services; therefore, such services are not billed by our facilities.

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

In general, we or our health system partners negotiate contracts directly with non-governmental payors and employers. The rates paid by governmental agencies are set by such agencies and are not subject to negotiation. We market our affiliated facilities directly to non-governmental payors and employers in order to communicate the cost advantages of surgery centers versus hospitals. Health plan marketing and engagement activities are conducted by a specialized team with input from our physician partners. We emphasize the high-quality healthcare, cost advantages and convenience of our affiliated facilities.

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

Our clinical systems allow detailed benchmarking of clinical outcomes endorsed by the National Quality Forum, patient satisfaction and accreditation inspection readiness. We have extensive tools to prepare for regulatory surveys. We strongly encourage all of our ASCs and surgical hospitals to seek and to maintain accreditation by an independent agency, either The Joint Commission or the AAAHC. All of our facilities that have sought such accreditation have successfully completed the survey process and have received a three-year term of accreditation, which is only provided after the accrediting organization has concluded that the facility is in substantial compliance with the relevant organizational standards. Our clinical resource system, the CEU, offers best practice tools and education programs tailored to our approximately 3,700 clinical teammates, as of December 31, 2016, across the country.

Our operating systems provide detailed benchmarking of key operational measures (including on-time starts, turn-times, staffing ratios and supply expense metrics). Management uses these tools to measure operating results against target thresholds and to identify, monitor and adjust areas such as case mix, staffing, operating costs, teammate expenses and accounts receivable management.

Our SCA InsightTM operating system provides detailed labor cost, supply cost and contribution margin data by procedure code, physician, facility and payor. This SCA InsightTM data allows us to work with our physicians to benchmark their performance on a detailed level and show them precise steps they can take to optimize clinical, operational and financial results. We also have a dedicated supply chain team that works with our facilities and affiliated physicians across the country to aggregate the approximately $458 million spent on surgical supplies in 2016 and to use that purchasing power to negotiate more favorable company-wide contracts with vendors.

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

Facility Level Ownership Structure

Almost all of our affiliated facilities are owned in partnership with local physicians. As of December 31, 2016, we had approximately 3,000 physician partners. While the amount of physician ownership in our facilities ranges widely based on local market conditions, it typically ranges from 25% to 55%. When we partner with a health system in a three-way joint venture with physicians, we typically hold a non-controlling ownership interest in a holding company that owns a majority or controlling ownership interest in the facility, and the health system partner holds the controlling interest in the holding company.

Our facilities are organized as limited partnerships (“LPs”), general partnerships, limited liability companies (“LLCs”) or limited liability partnerships (“LLPs”). In ventures that do not include a health system partner, we typically serve as the general partner (or its equivalent) of the entity, as well as the day-to-day manager of the facility owned by the entity. In our three-way joint ventures that include a health system partner, we typically serve as a noncontrolling member of an LLC that is co-owned with the health system, and that LLC serves as the general partner (or its equivalent) of the facility. In such three-way ventures, we typically enter into a management agreement to handle most of the day-to-day management functions for the facilities owned by the LLC, and the health system negotiates fee schedules with payors and provides other miscellaneous services.

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

Almost all of our partnership and operating agreements contain restrictions on actions that we can take, even though we may be the general partner or the managing member, including rights of our partners and other members to approve the sale of substantially all of the assets of the entity, to dissolve the partnership or LLC and to amend the partnership or operating agreement. Many of our agreements also restrict our ability in certain instances to compete with our existing facilities or with our partners. Where we hold only a limited partner or a non-managing member interest, the general partner or managing member may take certain actions without our consent, although we typically have certain protective rights to approve major decisions, such as the sale of substantially all of the assets of the entity, the dissolution of the partnership or LLC and the amendment of the partnership or operating agreement. See “Risk Factors — Risks Related to Our Business — Certain of our partnership and operating agreements contain provisions giving rights to our partners and other members that may be adverse to our interests.”

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

Case and Payor Mix

We seek to maintain diversity of case mix in our portfolio to insulate us from potential negative effects that could stem from emphasizing one particular case type. The following chart breaks down our consolidated net patient revenues by specialty and by type of payor for the year-ended December 31, 2016.

Case Mix		Payor Mix
	YEAR-ENDED		YEAR-ENDED
	DECEMBER 31,		DECEMBER 31,
	2016		2016
Orthopedic	31%	Managed care and other discount plans	66%
Ophthalmology	14	Medicare	20
Gastroenterology	13	Workers’ compensation	7
ENT	8	Patients and other third-party payors	4
Pain	7	Medicaid	3
General Surgery	27
Total	100%	Total	100%

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

Facilities

The following table sets forth information relating to our facilities and corporate offices as of December 31, 2016:

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Alabama
*Birmingham Outpatient Surgery Center, Ltd.	Birmingham, AL	6/29/2007	8	1	28.5%
*Florence Surgery Center, L.P.	Florence, AL	6/29/2007	4	—	50.0%
*Gadsden Surgery Center, Ltd.	Gadsden, AL	6/29/2007	4	2	57.5%
*Mobile-SC, LTD.	Mobile, AL	6/29/2007	4	3	33.0%
Surgery Center of Cullman, LLC	Cullman, AL	6/29/2007	4	3	33.3%
*Surgicare of Mobile, Ltd.	Mobile, AL	6/29/2007	5	3	20.0%
*Tuscaloosa Surgical Center, L.P.	Tuscaloosa, AL	6/29/2007	5	7	30.0%
Alaska
*Alaska Spine Center LLC	Anchorage, AK	5/1/2014	3	—	37.8%
*Alaska Surgery Center, Limited Partnership	Anchorage, AK	6/29/2007	8	1	37.8%
Arizona
Banner Desert Surgery Center, L.P.	Mesa, AZ	4/1/2016	7	1	Managed-Only
Banner Estrella Surgery Center, L.P.	Phoenix, AZ	4/1/2016	4	2	Managed-Only
Surgical Specialty Hospital of Arizona, LLC	Phoenix, AZ	12/31/2014	4	1	34.7%
Surgicenter of America, L.P., an Arizona Limited Partnership	Phoenix, AZ	4/1/2016	7	3	Managed-Only
California
Greater Los Angeles Facilities / Orange County Area
*Antelope Valley Surgery Center, L.P.	Lancaster, CA	6/29/2007	4	2	82.2%
*Arcadia Outpatient Surgery Center, L.P.	Arcadia, CA	6/29/2007	4	2	40.0%
Channel Islands Surgicenter, L.P.	Oxnard, CA	6/29/2007	3	3	29.4%
*Diagnostic and Interventional Surgical Center, LLC	Marina del Rey, CA	9/1/2014	3	—	51.0%
*Digestive Disease Center, L.P.	Laguna Hills, CA	12/31/2012	—	3	25.0%
*DISC Surgery Center at Newport Beach, LLC	Newport Beach, CA	9/1/2014	2	—	51.0%
*GLBESC, LLC	Long Beach, CA	6/29/2007	4	3	25.0%
*Glenwood Surgical Center, L.P.	Riverside, CA	6/29/2007	3	3	46.9%
*Golden Triangle Surgicenter, L.P.	Murrieta, CA	6/29/2007	3	1	72.0%
*Inland Surgery Center, L.P.	Redlands, CA	6/29/2007	4	1	43.4%
*MemorialCare Surgical Center at Orange Coast, LLC	Fountain Valley, CA	4/1/2013	4	3	26.6%
*MemorialCare Surgical Center at Saddleback, LLC (Saddleback)	Laguna Hills, CA	12/27/2012	4	6	25.3%
*MemorialCare Surgical Center at Saddleback, LLC (Laguna Woods)	Laguna Woods, CA	12/31/2007	4	1	25.3%
*MemorialCare Surgical Center at Saddleback, LLC (Laguna Niguel)	Laguna Niguel, CA	8/1/2014	2	1	25.3%
*PS Center, LLC	Costa Mesa, CA	4/1/2014	6	2	49.0%
*Surgicare of La Veta, Ltd., a California Limited Partnership	Orange, CA	6/29/2007	5	1	20.5%
*Surgicare of La Veta, Ltd., a California Limited Partnership (Barranca)	Irvine, CA	8/1/2014	2	1	20.5%
*Upland Outpatient Surgical Center, L.P.	Upland, CA	6/29/2007	2	1	92.8%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Sacramento Facilities
Fort Sutter Surgery Center, a California Limited Partnership	Sacramento, CA	6/29/2007	5	4	26.0%
Sacramento Surgery Center Associates, L.P.	Sacramento, CA	1/1/2011	2	—	25.3%
South Placer Surgery Center, L.P.	Roseville, CA	5/1/2012	2	—	25.0%
Sutter Alhambra Surgery Center, L.P.	Sacramento, CA	6/29/2007	3	—	25.0%
San Diego Facilities
Center for Surgery of North Coast L.P.	Encinitas, CA	11/1/2016	4	—	25.1%
*Grossmont Surgery Center, L.P.	La Mesa, CA	6/29/2007	3	2	20.0%
*Pomerado Outpatient Surgical Center, L.P.	San Diego, CA	6/29/2007	4	1	56.8%
*San Diego Endoscopy Center	San Diego, CA	6/29/2007	—	3	45.0%
Surgical Center of San Diego, LLC	San Diego, CA	9/1/2016	3	2	25.0%
UCSD Ambulatory Surgery Center, LLC	San Diego, CA	11/30/2007	3	—	24.2%
San Francisco Facilities
East Bay Endoscopy Center, L.P.	Emeryville, CA	7/1/2011	—	2	25.0%
Golden Gate Endoscopy Center, LLC	San Francisco, CA	7/1/2011	—	3	26.2%
Marin Health Ventures, LLC	Greenbrae, CA	8/1/2008	2	1	25.0%
Mountain View Endoscopy Center, LLC	Mountain View, CA	7/1/2011	—	1	20.0%
Peninsula Eye Surgery Center, LLC	Mountain View, CA	12/1/2012	2	1	26.6%
Presidio Surgery Center, LLC	San Francisco, CA	6/29/2007	5	1	Managed-Only
San Francisco Endoscopy Center LLC	San Francisco, CA	7/1/2011	—	3	8.0%
Santa Rosa Surgery Center, L.P.	Santa Rosa, CA	6/29/2007	5	4	20.2%
Walnut Creek Endoscopy Center LLC	Walnut Creek, CA	7/1/2011	—	2	25.0%
Other California Facilities
Auburn Surgical Center, L.P.	Auburn, CA	6/29/2007	2	1	42.5%
*Bakersfield Physicians Plaza Surgical Center, L.P.	Bakersfield, CA	6/29/2007	4	—	96.0%
Mirage Endoscopy Center, LP	Rancho Mirage, CA	6/1/2013	—	2	Managed-Only
North Coast Surgery Center, Ltd., a California Limited Partnership	Oceanside, CA	6/29/2007	4	—	34.1%
Redding Surgery Center, LLC	Redding, CA	10/1/2013	2	—	26.6%
San Luis Obispo Surgery Center, a California Limited Partnership	San Luis Obispo, CA	6/29/2007	3	—	47.8%
Santa Barbara Endoscopy Center, LLC	Santa Barbara, CA	7/1/2011	—	1	25.0%
*Santa Cruz Endoscopy Center, LLC	Santa Cruz, CA	7/1/2011	—	1	40.0%
Colorado
Audubon Ambulatory Surgery Center, LLC (E. Woodmen)	Colorado Springs, CO	8/1/2015	6	1	18.8%
Audubon Ambulatory Surgery Center, LLC (North Circle)	Colorado Springs, CO	8/1/2015	7	2	18.8%
Pueblo Ambulatory Surgery Center Limited Partnership	Pueblo, CO	6/29/2007	5	—	12.3%
Surgery Center of Fort Collins, LLC	Fort Collins, CO	6/29/2007	4	—	25.0%
Connecticut
*Connecticut Surgery Center, Limited Partnership	Hartford, CT	8/22/2007	3	1	48.8%
*Danbury Surgical Center, L.P.	Danbury, CT	8/22/2007	4	2	47.5%
Norwalk Surgery Center, LLC	Norwalk, CT	6/1/2013	2	2	4.7%
River Valley ASC, LLC	Norwich, CT	11/1/2016	4	—	49.0%
*Surgery Center of Fairfield County, LLC	Trumbull, CT	8/22/2007	4	2	48.3%
The Surgical Center of Connecticut, LLC	Bridgeport, CT	11/1/2016	2	2	49.0%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Florida
*Alliance Surgical Center, LLC	Lake Mary, FL	11/1/2014	2	3	64.9%
*Boca Raton Outpatient Surgery & Laser Center, LTD.	Boca Raton, FL	6/29/2007	6	2	30.0%
*Childrens Surgery Center LLC	Maitland, FL	8/1/2014	3	1	52.2%
*Citrus Regional Surgery Center, L.P.	Lecanto, FL	6/29/2007	4	1	57.0%
*E Street Endoscopy, LLC	Clearwater, FL	8/2/2010	1	2	51.0%
Emerald Coast Surgery Center, L.P.	Fort Walton Beach, FL	6/29/2007	5	3	10.0%
*Gladiolus Surgery Center, L.L.C.	Fort Myers, FL	4/1/2016	2	2	50.0%
*Grove Place Surgery Center, L.L.C.	Vero Beach, FL	6/1/2016	2	4	52.6%
*Melbourne Surgery Center, LLC	Melbourne, FL	6/29/2007	5	2	68.3%
*Miami Surgery Center, LLC	Doral, FL	12/1/2016	4	3	55.0%
*Orlando Center for Outpatient Surgery, L.P.	Orlando, FL	6/29/2007	5	1	66.2%
*Sand Lake SurgiCenter, LLC	Orlando, FL	9/1/2014	3	2	49.5%
*Space Coast Surgical Center, Ltd.	Merritt Island, FL	3/1/2016	4	—	50.1%
*Specialists in Urology Surgery Center, LLC (Bonita Springs)	Bonita Springs, FL	4/1/2015	2	—	60.0%
*Specialists in Urology Surgery Center, LLC (Fort Myers)	Fort Myers, FL	4/1/2015	1	1	60.0%
*Specialists in Urology Surgery Center, LLC (Naples)	Naples, FL	4/1/2015	2	1	60.0%
*Winter Park Surgery Center, L.P.	Winter Park, FL	6/29/2007	6	2	18.1%
Georgia
Atlanta Facilities
*Perimeter Center for Outpatient Surgery, L.P.	Atlanta, GA	6/29/2007	4	2	37.2%
Other Georgia Facilities
Gainesville Surgery Center, L.P.	Gainesville, GA	6/29/2007	4	2	43.1%
*Surgery Center of Athens, LLC	Athens, GA	11/30/2015	4	1	53.0%
Hawaii
*Aloha Surgical Center, LLC	Kahului, HI	6/29/2007	4	—	74.0%
Castle Ambulatory Surgery Center, LLC	Kailua, HI	6/1/2013	2	2	10.2%
Honolulu Surgery Center, L.P.	Honolulu, HI	6/29/2007	5	2	48.4%
Idaho
*Treasure Valley Hospital Limited Partnership	Boise, ID	6/29/2007	6	10	41.1%
Illinois
Advocate Southwest Ambulatory Surgery Center, L.L.C.	Tinley Park, IL	12/1/2016	4	1	Managed-Only
*Belleville Surgical Center, Ltd., an Illinois Limited Partnership	Belleville, IL	2/1/2008	4	—	78.6%
*Beville Surgical Center, Ltd., an Illinois Limited Partnership (West Lincoln)	Belleville , IL	9/1/2014	1	1	78.6%
*Hawthorn Place Outpatient Surgery Center, L.P.	Vernon Hills, IL	2/1/2008	5	1	38.0%
*Joliet Surgery Center Limited Partnership	Joliet, IL	11/1/2009	4	2	50.8%
*Loyola Ambulatory Surgery Center at Oakbrook, L.P.	Oakbrook Terrace, IL	2/1/2008	3	—	45.0%
*Midwest Center for Day Surgery, LLC	Downers Grove, IL	12/1/2016	5	1	26.0%
Naperville Surgical Centre, LLC	Naperville, IL	6/1/2016	4	—	12.8%
*Northwest Surgicare, Ltd., an Illinois Limited Partnership	Arlington Heights, IL	2/1/2008	4	1	57.0%
Palos Hills Surgery Center LLC	Palos Hills, IL	12/1/2016	2	—	Managed-Only
*Southwest Surgery Center, LLC	Mokena, IL	10/1/2015	4	1	60.0%
*Winchester Endoscopy, LLC	Libertyville, IL	1/21/2016	—	2	51.0%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Indiana
Indianapolis Facilities
Beltway Surgery Centers, L.L.C. - Glen Lehman Endoscopy Suite	Indianapolis, IN	2/15/2012	—	8	24.5%
Beltway Surgery Centers, L.L.C. (BSC-GI)	Indianapolis, IN	7/1/2011	4	4	24.5%
Beltway Surgery Centers, L.L.C. (BSC-MS)	Indianapolis, IN	7/1/2011	8	1	24.6%
Beltway Surgery Centers, L.L.C. - Indiana Hand to Shoulder Beltway Surgery Center	Indianapolis, IN	12/31/2012	3	1	24.6%
Beltway Surgery Centers, L.L.C. - Multi-Specialty Surgery Center	Indianapolis, IN	3/1/2015	3	—	24.6%
Eagle Highlands Surgery Center, LLC	Indianapolis, IN	7/1/2011	4	2	24.7%
Eagle Highlands Surgery Center, LLC - Meridian South Surgery Center	Indianapolis, IN	7/24/2013	4	—	24.7%
Indiana Endoscopy Centers, LLC (Avon)	Avon, IN	7/1/2011	—	3	25.0%
Indiana Endoscopy Centers, LLC (Downtown)	Indianapolis , IN	7/1/2011	—	4	25.0%
Indiana University Health Saxony Surgery Center LLC	Fishers, IN	3/5/2012	4	1	27.4%
IU Health East Washington Ambulatory Surgery Center, LLC	Indianapolis, IN	12/18/2015	4	1	26.8%
ROC Surgery LLC	Indianapolis, IN	7/1/2011	6	—	27.8%
Senate Street Surgery Center, LLC	Indianapolis, IN	7/1/2011	8	2	24.9%
Other Indiana Facilities
Ball Outpatient Surgery Center, LLC	Muncie, IN	7/1/2011	5	2	26.3%
*Surgicare, LLC	Bloomington, IN	12/1/2016	2	2	51.0%
Iowa
Mississippi Medical Plaza, L.C.	Davenport, IA	6/1/2013	7	—	27.0%
Mississippi Medical Plaza, L.C. (GI)	Davenport, IA	6/1/2013	—	4	27.0%
*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership	Des Moines, IA	6/29/2007	4	1	65.9%
*Surgery Centers of Des Moines, Ltd., an Iowa Limited Partnership (West)	West Des Moines, IA	6/29/2007	10	—	65.9%
Kansas
KU Medwest Ambulatory Surgery Center, L.L.C.	Shawnee, KS	6/1/2013	3	1	Managed-Only
Kentucky
*Lexington Surgery Center, Ltd.	Lexington, KY	6/29/2007	6	6	36.0%
*Louisville S.C., Ltd.	Louisville, KY	6/29/2007	4	1	65.4%
Owensboro Ambulatory Surgical Facility, Ltd.	Owensboro, KY	6/29/2007	6	2	30.7%
*Premier Surgery Center of Louisville, L.P.	Louisville, KY	6/29/2007	4	4	51.0%
Louisiana
*B.R.A.S.S. Partnership in Commendam	Baton Rouge, LA	6/29/2007	4	1	74.9%
Maryland
*Metropolitan Medical Partners, LLC	Chevy Chase, MD	8/1/2016	4	2	60.0%
*Montgomery Surgery Center Limited Partnership	Rockville, MD	6/29/2007	4	2	77.0%
*Parkway Surgery Center, LLC	Hagerstown, MD	5/1/2015	1	2	63.3%
Suburban Outpatient Surgery Center, LLC	Bethesda, MD	7/1/2011	4	1	Managed-Only
*Surgery Center of Rockville, L.L.C.	Rockville, MD	8/1/2014	1	2	59.0%
*The Surgery Center of Easton, L.P.	Easton, MD	6/29/2007	1	1	57.0%
*Thomas Johnson Surgery Center, LLC	Frederick, MD	5/1/2016	1	2	60.0%
Michigan
*Clinton Partners, L.L.C.	Clinton Township, MI	2/1/2015	4	2	26.1%
Minnesota
*HealthEast Surgery Center-Maplewood, LLC	Maplewood, MN	6/1/2013	4	—	26.0%
Ridges Surgery Center, LLC	Burnsville, MN	10/6/2014	4	—	Managed-Only
*St. Cloud Outpatient Surgery, Ltd., a Minnesota Limited Partnership	St. Cloud, MN	6/29/2007	11	—	20.0%
*Surgicare of Minneapolis, Ltd., a Minnesota Limited Partnership	Edina, MN	6/29/2007	3	—	80.5%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Mississippi
*Surgicare of Jackson, Ltd., a Mississippi Limited Partnership	Jackson, MS	6/29/2007	5	1	40.0%
Missouri
South County Surgical Center, LLC	St. Louis, MO	5/1/2009	2	2	30.3%
Montana
*Northern Rockies Surgery Center, L.P.	Billings, MT	6/29/2007	4	—	55.3%
Nebraska
Bergan Mercy Surgery Center, LLC	Omaha, NE	6/1/2013	3	2	4.6%
Lakeside Ambulatory Surgical Center, LLC	Omaha, NE	6/1/2013	4	1	Managed-Only
Nebraska Spine Hospital, LLC	Omaha, NE	6/1/2013	4	—	5.0%
New Jersey
Ambulatory Surgery Center at Virtua Washington Township LLC	Sewell, NJ	6/1/2013	3	1	Managed-Only
Bergen-Passaic Cataract Laser and Surgery Center, LLC	Fair Lawn, NJ	8/1/2016	3	2	27.9%
*East Brunswick Surgery Center, LLC	East Brunswick, NJ	12/31/2013	5	—	51.0%
*Franklin Surgical Center, LLC	Basking Ridge, NJ	5/1/2015	2	—	55.0%
Memorial Ambulatory Surgery Center, LLC	Mt. Holly, NJ	6/1/2013	4	1	Managed-Only
Seashore Surgical Institute, L.L.C.	Brick, NJ	4/1/2015	3	—	27.3%
Shore Ambulatory Surgical Center, LLC	Somers Point, NJ	4/1/2014	4	1	Managed-Only
*Somerset Outpatient Surgery, L.L.C.	Somerset, NJ	7/8/2016	3	—	60.0%
South Jersey Musculoskeletal Institute LLC	Sewell, NJ	6/1/2013	3	2	Managed-Only
*Specialty Surgical Center, LLC	Sparta Township, NJ	12/1/2014	2	—	56.8%
Summit Surgical Center LLC	Voorhees, NJ	6/1/2013	7	2	Managed-Only
*Surgical Center of South Jersey, Limited Partnership	Mount Laurel, NJ	6/29/2007	4	2	71.7%
Surgicare of Central Jersey, LLC	Watchung, NJ	6/1/2015	4	2	27.0%
Vantage Surgical Center Associates, LLC.	Medford, NJ	6/1/2013	2	—	Managed-Only
North Carolina
*Blue Ridge Day Surgery Center, L.P.	Raleigh, NC	6/29/2007	6	3	37.5%
*Charlotte Surgery Center, Limited Partnership	Charlotte, NC	6/29/2007	7	2	49.7%
*Fayetteville Ambulatory Surgery Center, L.P.	Fayetteville, NC	6/29/2007	11	3	46.2%
Greensboro Specialty Surgery Center, LLC	Greensboro, NC	6/29/2007	3	3	24.5%
*Surgical Center of Greensboro, LLC	Greensboro, NC	6/29/2007	13	—	45.0%
*The Eye Surgery Center of the Carolinas, L.P.	Southern Pines, NC	6/29/2007	3	1	46.0%
*Wilson Surgery Center, LLC	Wilson, NC	2/1/2015	4	1	76.5%
Ohio
*Dublin Surgery Center, LLC	Dublin, OH	5/1/2016	5	—	56.0%
OhioHealth Sleep Services, LLC	Columbus, OH	6/1/2013	N/A	N/A	Managed-Only(4)
Samaritan North Surgery Center, Ltd.	Dayton, OH	6/1/2013	4	2	Managed-Only
Oklahoma
*Surgical Hospital of Oklahoma, L.L.C.	Oklahoma City, OK	9/1/2009	7	—	56.0%
*Three Rivers Surgical Care, L.P.	Muskogee, OK	6/29/2007	2	3	40.8%

Facility	Location	Date of Acquisition or Affiliation(1)	Capacity(2) ORs	Capacity(2) PRs	Our Beneficial Ownership Percentage(3)
Oregon
*McKenzie Surgery Center, L.P.	Eugene, OR	6/29/2007	4	2	92.0%
*Salem Surgery Center, LLC	Salem, OR	6/29/2007	5	2	68.0%
Pennsylvania
*Advanced Surgical Hospital, LLC	Washington, PA	9/1/2015	4	1	51.0%
*Grandview Surgery Center, LTD.	Camp Hill, PA	6/29/2007	4	2	20.1%
Lackawanna Physicians Ambulatory Surgery Center, LLC	Dickson City, PA	12/31/2012	3	2	36.6%
*Mt. Pleasant Surgery Center, L.P.	Mt. Pleasant, PA	6/29/2007	4	—	95.4%
*Paoli Surgery Center, L.P.	Paoli, PA	6/29/2007	4	1	28.6%
Pocono Ambulatory Surgery Center, Limited	Stroudsburg, PA	8/1/2014	3	2	28.0%
Rhode Island
*Blackstone Valley Surgicare Acquisition, L.P.	Johnston, RI	6/29/2007	5	2	100.0%
South Carolina
*Charleston Surgery Center Limited Partnership	North Charleston, SC	6/29/2007	4	2	49.2%
*The Outpatient Surgery Center of Hilton Head, LLC	Hilton Head Island, SC	11/1/2015	3	4	50.0%
Texas
Austin Facilities
*Arise Healthcare System, LLC	Austin, TX	10/1/2015	5	1	52.8%
*Austin Center For Outpatient Surgery, L.P.	Austin, TX	6/29/2007	5	2	48.0%
*Cedar Park Surgery Center, LLC	Cedar Park, TX	10/1/2015	5	—	55.6%
*Hays Surgery Center, LLC	Kyle, TX	10/1/2015	5	—	27.3%
*Stonegate Surgery Center, L.P.	Austin, TX	10/1/2015	5	—	52.4%
Dallas / Fort Worth Facilities
*Cleburne Surgical Center, LLC	Cleburne, TX	12/1/2013	3	—	25.0%(5)
*Denton Surgery Center, LLC	Denton, TX	10/1/2012	3	2	30.2%(5)
*Fort Worth Endoscopy Centers, LLC	Fort Worth, TX	8/17/2007	3	1	25.0%(5)
*Fort Worth Endoscopy Centers, LLC (Southwest)	Fort Worth, TX	8/17/2007	4	1	25.0%(5)
*Greenville Surgery Center, LLC	Dallas, TX	6/29/2007	4	1	41.2%(5)
*North Dallas Surgical Center, LLC	Dallas, TX	8/1/2014	2	1	25.0%(5)
*Ophthalmology Surgery Center of Dallas, LLC	Dallas, TX	3/1/2016	8	1	25.0%(5)
*Surgical Caregivers of Fort Worth, LLC	Fort Worth, TX	6/29/2007	7	—	25.0%(5)
*Texas Health Craig Ranch Surgery Center, LLC	McKinney, TX	4/8/2013	5	2	28.7%(5)
*Texas Health Flower Mound Orthopedic Surgery Center, LLC	Flower Mound, TX	9/25/2013	4	—	25.0%(5)
*Texas Health Surgery Center Preston Plaza, LLC	Dallas, TX	3/1/2015	3	—	26.2%(5)
*Wilson Creek Surgery Center, LLC	McKinney, TX	11/1/2014	2	—	25.0%(5)
Other Texas Facilities
*Arlington Surgery Center, LLC	Arlington, TX	8/1/2016	4	—	25.0%(5)
*Corpus Christi Endoscopy Center, L.L.P.	Corpus Christi, TX	7/1/2011	2	3	18.5%
*Executive Surgery Center, L.L.C.	Tomball, TX	8/1/2016	4	—	55.0%

Wisconsin
*Wauwatosa Surgery Center, Limited Partnership	Wauwatosa, WI	6/29/2007	4	—	51.0%

Corporate Offices	Location	Square Footage
Headquarters	Deerfield, IL	28,410
Corporate office	Birmingham, AL	47,870
Corporate office	Irving, TX	16,008
Corporate office	Pasadena, CA	4,129
Corporate office	Stamford, CT	4,168

*	Indicates a consolidated facility. All other facilities are nonconsolidated, unless otherwise indicated that the facility is managed-only.
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

Our headquarters is located in Deerfield, Illinois at 510 Lake Cook Road, Suite 400, where we currently lease approximately 28,410 square feet of space. This lease expires in March 2027. We also have corporate offices in Birmingham, Alabama, Irving, Texas, Pasadena, California and Stamford, Connecticut. Our Birmingham office is located at 569 Brookwood Village, Suite 901, where we currently lease approximately 47,870 square feet of space. This lease expires in March 2025.

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

Our growth strategy includes building strategic partnerships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality care at lower cost. We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

Marketing

Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing: (1) the high level of patient satisfaction with our facilities, which is based on patient surveys that we administer concerning our facilities, (2) the quality and responsiveness of our services, and (3) the practice efficiencies provided by our facilities. In those markets in which we have partnered with a health system, we coordinate the marketing effort with the health system and generally benefit from this strategy. We and our health system partners also directly negotiate agreements with commercial health plans, which generally focus on the pricing in a particular market.

Competition

In each of our markets we face competition from other providers of ambulatory surgical care in developing ASC and surgical hospital joint ventures, acquiring existing facilities, attracting patients and negotiating commercial health plan contract pricing. We believe we are the third largest ASC operator in the United States, based on the number of facilities operated. Tenet Healthcare Corp., AmSurg Corp., HCA Healthcare Corporation and Surgery Partners are the other largest national ASC operators. However, due to industry fragmentation, we commonly compete for business with hospitals partnering with physicians or with local physician groups who develop independent ASCs without a corporate partner, including those who use consultants to perform management services for a fee without an ongoing equity interest. We believe we compete effectively because of our size, quality of management services, experience and reputation for providing quality care.

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

Teammates

As of December 31, 2016, we employed approximately 6,000 full-time equivalent teammates, working in all of our affiliated facilities. While each facility varies depending on its size, case volume and case types, we employ an average of approximately 30 full-time equivalent teammates at our ASCs, and an average of approximately 90 full-time equivalent teammates at our surgical hospitals. While we provide “full-time equivalent” information, a number of our teammates work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these teammates also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us.

With limited exceptions, the physicians who use our affiliated facilities are not employees of either SCA or the facility. None of our teammates are represented by a collective bargaining agreement.

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

Licensure, Accreditation and Certificate of Need Regulations

Our facilities are subject to a wide variety of federal, state and local licensing requirements.  These requirements relate to the adequacy and quality of patient care, equipment, personnel, operating policies and procedures, fire prevention and compliance with building codes and environmental protection laws. Governmental and other authorities periodically inspect our facilities to verify continued compliance with these regulations. Failure to comply with these regulations could result in the suspension or revocation of a facility’s license or other penalties.

As of December 31, 2016, the vast majority of our facilities were accredited by either The Joint Commission or the AAAHC, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. The effect of accreditation by these organizations is to exempt the facilities from routine surveys by state agencies to determine compliance with Medicare conditions.  These accredited facilities are subject to periodic surveys by the accrediting organization to ensure that they are in compliance with the applicable standards. Many commercial health plans require our facilities to be accredited in order to be participating providers.  Failure to maintain accreditation would cause a facility to become subject to state survey agency oversight and potentially subject to increased scrutiny by CMS, and could result in a loss of payment from commercial health plans.

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition, relocation, change of ownership or change of control of existing facilities may be reviewable by state regulators under certificate of need (“CON”) laws. A CON is a permit issued by a state health planning authority certifying that a proposed facility or expansion is consistent with the need for the services to be offered by the facility. States with CON laws often place limits on the number of facilities or operating rooms in a region, or restrict providers’ ability to build, relocate, expand or change the ownership control of healthcare facilities and services. Some states require CON approvals to establish or modify ASCs and surgical hospitals. Failure to obtain necessary CON approval can prevent a provider from expanding facilities, adding services or completing an investment in a new facility. Violations of CON laws may result in civil sanctions or the revocation of a facility’s license. As of December 31, 2016, we operated in 24 states with a CON program.  In some cases, these CON programs may impose requirements that apply to our transactions and operations.

Medicare and Medicaid Programs

Medicare is a federally funded and administered health insurance program that primarily serves individuals entitled to social security benefits who are age 65 years or older or who are disabled. Medicare prospectively determines fixed payment amounts for procedures performed at ASCs and hospitals and updates these amounts annually. These amounts are adjusted for regional wage variations. For the years-ended December 31, 2016, 2015 and 2014, approximately 20%, 19% and 20%, respectively, of our net patient revenues were attributable to Medicare payments.

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

Medicaid is a health insurance program jointly funded by federal and state governments that provides medical assistance to qualifying low-income persons. Medicaid programs are administered by states under federally-approved plans.  Both the payment methodology and the amounts paid for services vary from state to state.  Each state Medicaid program has the option to provide payment for ASC services. All of the states in which we currently operate provide Medicaid coverage for some ASC services; however, these states may elect to discontinue covering services, and states into which we expand our operations may not cover or continue to cover ASC services. For the years-ended December 31, 2016, 2015 and 2014, approximately 3% of our net patient revenues were attributable to Medicaid payments.

Health Reform Initiatives

There have been numerous legislative and regulatory initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Most notably, the Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Reform Law”), was enacted in March 2010 and has resulted in significant change for the healthcare industry.  Although the Health Reform Law has resulted in major changes in healthcare coverage, delivery, and payment, its long-term effect is unclear, particularly in the wake of the fall 2016 election cycle, which resulted in a Republican president and Republican majorities in both houses of Congress. The Health Reform Law has changed and continues to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs tying reimbursement to quality and clinical integration. The Health Reform Law also reforms certain aspects of health insurance, quality of care and fraud and abuse enforcement. As currently structured, the Health Reform Law includes a number of reforms that directly affect our facilities, including, without limitation, those summarized below.

One of the central aims of the Health Reform Law is to reduce the number of uninsured individuals by increasing coverage through various avenues.  Medicaid is the primary public program through which the Health Reform Law has expanded coverage. The Health Reform Law broadens the categories of individuals eligible for Medicaid coverage and permits individuals with relatively higher incomes to qualify. The Health Reform Law requires all state Medicaid programs to provide, and the Federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level. However, following a June 2012 decision of the United States Supreme Court, states may opt out of the expansion without losing existing federal Medicaid funding.  For those states that expand Medicaid coverage, the Health Reform Law also requires that a “5% income disregard” be added to the Medicaid eligibility standard, effectively extending Medicaid eligibility to those with incomes up to 138% of the federal poverty level.  Some states have chosen not to implement the Medicaid expansion at this time; however, these states could choose to implement the expansion at a later date.

In the private sector, the Health Reform Law has expanded health insurance coverage through a range of requirements applicable to health insurers, employers and individuals. For example, health insurers are now prohibited from imposing annual coverage limits, dropping coverage, excluding individuals on the basis of pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. In addition, individuals must maintain a minimum level of health insurance coverage or pay a tax penalty, subject to certain exceptions.  To facilitate the purchase of health insurance, the Health Reform Law mandated the establishment of the Health Insurance Marketplace, a system of state and federal health insurance exchanges through which qualified health insurance coverage may be obtained.  Further, certain larger employers that do not offer health insurance benefits to their full-time employees are required to make “shared responsibility payments” if an employee obtains government-subsidized coverage through the Health Insurance Marketplace.

The Health Reform Law also provides for reductions in Medicare, Medicaid and other federal healthcare program spending. The Health Reform Law includes a provision requiring CMS to apply a negative productivity adjustment to the indexes used to update Medicare payment rates each year. The productivity adjustment is equal to the 10-year moving average of changes in the annual economy-wide private nonfarm business multi-factor productivity measure, as reported by the Bureau of Labor Statistics each year. Hospital and ASC services have been subject to this productivity adjustment since 2011. The practical impact of the productivity adjustment for hospital and ASC services is to reduce the amount of annual rate increases from Medicare, potentially to an amount below zero (that is, if the productivity adjustment outweighs the index-based rate increase, reimbursement rates will decline). In addition to the productivity adjustment for hospital and ASC services, the Health Reform Law requires a downward adjustment in payment for hospital services of 0.75% in federal fiscal years 2017, 2018 and 2019.

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

The Health Reform Law also makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, facilitates cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law provides Medicare contractors with additional flexibility to conduct random prepayment reviews; authorizes HHS, in consultation with the HHS Office of Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or supplier pending an investigation of a credible allegation of fraud; and expands liability under the federal False Claims Act (the “FCA”) for failure to timely repay identified overpayments made by governmental healthcare programs.

To date, we have not experienced a material impact on our results from these various changes related to the Health Reform Law. However, we believe healthcare reform initiatives will continue to develop during the foreseeable future. These initiatives, which may include some previously proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians’ financial relationships with facilities to which they refer patients, could adversely affect us in a material way.  The outcome of the fall 2016 election cycle has reinvigorated efforts to repeal or significantly modify the Health Reform Law.  In addition, the election results are likely to affect the implementation of the Health Reform Law.  Shortly after being inaugurated in 2017, the President signed an executive order stating his administration’s policy to seek prompt repeal of the Health Reform Law and directing the Secretary of HHS and the heads of all other executive departments and agencies to waive, defer, grant exemptions from or delay the implementation of provisions of the Health Reform Law that impose a fiscal or regulatory burden.  These changes create substantial uncertainty regarding the future of the Health Reform Law and the potential effects of any legislation that replaces or modifies the Health Reform Law.

Federal Anti-Kickback Statute

Federal and state laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to as the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving any remuneration in return for, or to induce, referrals of items or services reimbursable by a federal healthcare program. Violations of the Anti-Kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $74,792 per violation (which civil money penalties will be updated annually based on changes to the Consumer Price Index) and damages of up to three times the total amount of the remuneration, as well as exclusion from participation in federal healthcare programs, including Medicare and Medicaid. The Health Reform Law provides that submission of a claim for services or items provided in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the FCA.

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

The Federal government scrutinizes joint ventures and other transactions among healthcare providers, particularly joint ventures involving physicians and other referral sources. In 1989, the OIG published a fraud alert that outlined questionable features of “suspect” joint ventures, and the OIG has continued to refer to these features in later pronouncements. The OIG has also published regulations containing numerous “safe harbors” that exempt some practices from enforcement under the Anti-Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the OIG will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The OIG has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

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

Although the ASC safe harbor sets forth four separate categories, many of the same requirements apply to each category. For example, in each case, no ownership interests may be held by a non-physician or non-hospital investor if that investor is employed by the center or another investor, in a position to provide items or services to the center or any of its other investors or in a position to make or influence referrals directly or indirectly to the center or any of its investors. In addition, in the case of surgeon-owned, single-specialty, and multi-specialty surgery centers, at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or 12-month period must be derived from performing outpatient procedures on the list of Medicare covered procedures for ASCs. For multi-specialty surgery centers, the safe harbor also requires that at least one-third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or 12-month period must be performed at the surgery center in which the investment is made. For hospital/physician surgery centers, the safe harbor includes standards that prohibit the hospital investor and the center from sharing space and equipment except in certain instances, prohibit the hospital investor from including costs associated with the center on the hospital’s cost report, and prohibit the hospital from being in a position to make or influence referrals to the center or to any other investor in the center.

Entities that own facilities which provide services reimbursable by federal healthcare programs, and their respective physician partners and members, are subject to the Anti-Kickback Statute. In cases where one of our subsidiaries is an investor in the partnership or LLC that owns a facility, and we or our subsidiary provides management and other services to the facility, our arrangements with physician investors likely do not meet all of the specific terms of the ASC safe harbor or any other safe harbor. See “Risk Factors — Risks Related to Healthcare Regulation — The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.”

However, we believe that our operations do not violate the Anti-Kickback Statute. Moreover, we strive to ensure that our management services agreements, lease agreements and other agreements with potential referral sources are consistent with our standards for documented fair market value for services and space provided to or received from the facilities or the physician partners at the facilities.

Federal Physician Self-Referral Law

Section 1877 of the Social Security Act, the federal physician self-referral law commonly referred to as the “Stark Law,” prohibits a physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare, if the physician or an immediate family member has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare from billing the Medicare program for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. As defined by the Stark Law, the term “financial relationship” includes both ownership (or investment) interests and compensation arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception in order to not violate the Stark Law. Intent does not have to be proven to establish a violation of the Stark Law.  Persons who violate the Stark Law are subject to various sanctions, including denial of payment, civil monetary penalties of up to $24,253 for each claim submitted, and potential exclusion from federal healthcare programs. The Stark Law also provides for a penalty of up to $161,692 for a scheme intended to circumvent the Stark Law prohibitions. These civil monetary penalties will be updated annually based on changes to the Consumer Price Index. In addition to these penalties, failure to refund Medicare payments received as a result of a referral prohibited by the Stark Law on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA.

CMS has promulgated regulations to implement the Stark Law. Under these regulations, services provided by an ASC that would otherwise constitute “designated health services” are excluded from the definition of that term if the services are reimbursed by Medicare as part of the ASC’s composite payment rate. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus excepted from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that: (1) the implant be implanted by the referring physician or a member of his or her group practice; (2) the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare; (3) the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute; and (4) the billing for the implant be conducted legally. We believe the operations of our ASCs comply with these requirements and, consequently, that the Stark Law generally does not apply to services provided by our ASCs. See “Risk Factors — Risks Related to Healthcare Regulation — If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

In contrast, the Stark Law does apply to inpatient and outpatient hospital services. The Stark Law includes exceptions for many of the customary financial arrangements between hospitals and physicians, including professional services agreements and lease agreements.  The Stark Law also includes an exception that permits physicians to refer Medicare patients to hospitals in which they have an ownership interest if certain requirements are met. As of December 31, 2016, seven of our facilities were surgical hospitals, all of which were partially owned by physicians. While the Health Reform Law dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010, this prohibition does not apply to any of our surgical hospitals with physician ownership because each of them had a Medicare provider agreement prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure in compliance with the applicable exception. However, the law prohibits “grandfathered” hospitals from increasing the percentage of physician ownership, and the law limits to a certain extent their ability to grow because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms, subject to limited exceptions. In addition, the law requires all surgical hospitals with physician owners to adopt certain measures to address potential conflicts of interest, ensure that physician investments are bona fide and ensure patient safety. We believe our facilities are in compliance with such requirements, but even the assertion of a violation of the Stark Law could have a material adverse effect upon us.

False and Other Improper Claims

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from federal healthcare programs. False claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the government applies criminal, civil and administrative penalty statutes to a range of circumstances, including coding errors, billing for services not provided, billing for services that are not medically necessary, improperly classifying the level of care provided, submitting false cost reports, submitting claims resulting from arrangements prohibited by the Stark Law or the Anti-Kickback Statute, and failing to timely report and return an overpayment received from the government. Over the past decade or more, the government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the United States. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violations of the FCA can result in damage awards equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim. These civil monetary penalties will increase annually based on updates to the Consumer Price Index.

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

Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years, which has increased the risk that we may have to defend a false claims action, repay claims paid by the government, pay fines or be excluded from the Medicare and Medicaid programs. In addition, under the Health Reform Law, if we receive an overpayment, we must report and refund the overpayments before the later of 60 days after the overpayment was identified or the date a corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the FCA.

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

State Anti-Kickback, Physician Self-Referral and False Claims Laws

Many states, including those in which we do business, have laws similar to the Anti-Kickback Statute and Stark Law that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. In most states, these laws have not been subjected to significant judicial and regulatory interpretation. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us. However, we believe that our operations are in material compliance with the anti-kickback and physician self-referral laws of the states in which our facilities are located.

Similarly, a number of states, including some of those in which we do business, have their own laws prohibiting the submission of false claims. These laws may be modeled on the FCA and contain qui tam provisions. Some state false claims acts are broader than their federal counterpart in terms of the amount losing defendants must pay or the types of claims that are subject to the act.  In many cases, little precedent exists for the interpretation or enforcement of these state laws.

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

In addition, government agencies and their agents may conduct audits of the operations of our facilities. Under the Recovery Audit Program, CMS contracts with Recovery Audit Contractors (“RACs”) on a contingency basis to conduct post-payment reviews to detect and correct improper Medicare payments. The Health Reform Law expanded the scope of the Recovery Audit Program to include Medicaid claims by requiring all states to enter into contracts with RACs to audit payments to Medicaid providers. In addition to RACs, other contractors, such as Medicare Administrative Contractors, Zone Program Integrity Contractors and Medicaid Integrity Contractors (“MICs”), perform payment audits to identify and correct improper payments.

Health Information Privacy and Security Requirements

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires covered entities, including most healthcare providers, to employ systems and procedures designed to protect individually identifiable health information, known as “protected health information.” Pursuant to HIPAA, HHS has promulgated privacy and security regulations that extensively regulate the use and disclosure of protected health information and require covered entities to implement administrative, physical and technical safeguards to protect the security of such information. Entities that handle protected health information on behalf of covered entities (known as “business associates”) or on behalf of other business associates must comply with most provisions of the HIPAA privacy and security regulations and are subject to civil and criminal penalties for violations of these regulations.  A covered entity may be penalized for the HIPAA violation of its business associate if the business associate is found to be an agent of the covered entity.  As covered entities under HIPAA, our facilities are required to comply with rules governing the use and disclosure of protected health information and to impose those rules, by contract, on any business associate to which such information is disclosed. In other relationships, such as when we provide management or consulting services to another covered entity, we are subject to the rules applicable to business associates.

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

Our facilities and we have incurred and will continue to incur significant costs in order to comply with the HIPAA privacy and security regulations. Violations of these regulations may result in civil and criminal penalties. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  Further, HHS is required to perform compliance audits, which may result in increased enforcement activity.

States may impose more protective privacy and security laws, and both state and federal laws are subject to modification or enhancement of privacy and security protection at any time. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for breaches of privacy. In addition, the Federal Trade Commission (“FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

Federal Emergency Medical Treatment and Active Labor Act

The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) applies to our seven surgical hospitals. EMTALA requires hospitals participating in the Medicare program, including those without emergency rooms, to evaluate individuals who present with emergencies, provide initial stabilizing treatment and refer or transfer patients where appropriate. Sanctions for violations of EMTALA include termination of a hospital’s Medicare provider agreement, exclusion from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm because of a violation of the law, or a medical facility that suffers a financial loss because of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief.

Antitrust Laws

The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the FTC, the DOJ and the attorneys general of certain states, including states in which we operate.

Some of our operating activities are subject to regulation by the antitrust laws. For example, the exchange of pricing information in connection with the creation of a joint venture or an acquisition, the formation of joint ventures with large health systems and the negotiation of our commercial health plan contracts by our health system partners are all regulated by the antitrust laws. We undertake to conduct all of our business operations in compliance with these laws. The FTC and the DOJ have promulgated a series of “Statements of Antitrust Enforcement Policy in Health Care,” which set forth several “safety zones.” A “safety zone” describes conduct that the FTC and the DOJ will not challenge under the antitrust laws, absent extraordinary circumstances. Our activities do not necessarily fall within any of these safety zones; nevertheless, we believe that our operations are in compliance with the antitrust laws. However, courts or regulatory authorities may reach a contrary conclusion, and such a conclusion could adversely affect our operations. Antitrust authorities could also attempt to restrict our ability to grow in certain markets.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of Medicare and Medicaid patient cases must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program.

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

CMS reimburses providers for outpatient surgery performed in an ASC using a prospectively determined fee schedule. The standard payment rate for ASC-covered surgical procedures is calculated as the product of an ASC “conversion factor” and the ASC “relative payment weight” for each separately payable procedure or service. Subject to certain exclusions, covered surgical procedures in an ASC are surgical procedures that are separately paid under the Hospital Outpatient Prospective Payment System (“OPPS”) that would not be expected to pose a significant risk to safety when performed in an ASC, and that would not be expected to require overnight stay. Payment for ancillary items and services are packaged into ASC payment for a covered surgical procedure. The lists of, and payment rates for, covered surgical procedures and ancillary services in ASCs are updated in conjunction with the annual proposed and final rulemaking process to update the OPPS and ASC payment system. The Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Further, the Health Reform Law added limitations on the increase in the index by which ASC rates are annually adjusted. See “— Government Regulation — Health Reform Initiatives.” For calendar year 2017, CMS increased ASC payment rates by 1.9%, reflecting an inflation update of 2.2% less a negative 0.3% productivity adjustment required by the Health Reform Law.

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

Medicare — Surgical Hospitals

As of December 31, 2016, seven of our facilities are licensed as hospitals and receive reimbursement from Medicare for inpatient services under Medicare’s Inpatient Prospective Payment System, under which a hospital receives a fixed amount as reimbursement for inpatient hospital services based on each patient’s final assigned Medicare severity diagnosis-related group (“MS-DRG”). Our surgical hospitals generally focus on performing outpatient procedures and perform a relatively low number of Medicare inpatient cases.

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

Our surgical hospitals are subject to a separate Medicare payment system for outpatient services. Most outpatient services provided by surgical hospitals are classified into groups called Ambulatory Payment Classifications (“APCs”) that are reimbursed by Medicare under the OPPS. A Medicare payment rate has been established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. For calendar year 2017, CMS has finalized payment adjustments and policy updates that it estimates will result in a 1.65% increase in payments for hospital outpatient services, reflecting a 2.7% market basket increase, a negative 0.3% productivity adjustment and a negative 0.75% adjustment required by the Health Reform Law.

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

Medicaid

Medicaid programs are jointly funded by Federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures by restricting or eliminating coverage of certain services. Payments from Medicaid constituted approximately 3% of our net patient revenues for the year-ended December 31, 2016.

Cost Reports

Because of our participation in the Medicare and Medicaid programs, we are required to meet certain financial reporting requirements. Federal and some state regulations require each of our seven surgical hospitals to submit annual cost reports stating the revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients.

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

Third-Party Health Plans

In addition to paying professional fees directly to the physicians performing medical services, most third-party health plans also pay a facility fee to ASCs for the use of surgical facilities and reimburse surgical hospitals for the charges associated with the facilities and services that are provided by the hospitals to the third-party health plans’ beneficiaries. We receive a majority of our reimbursement from third-party health plans pursuant to written contracts between health plans and our facilities. These contracts generally require our ASCs and surgical hospitals to offer discounts from their established charges and prohibit us from billing the patient for any amount other than a specified co-payment or deductible.

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

While we believe that our insurance policies are adequate in amount and coverage for our current and anticipated operations based on both management judgment and external benchmarks, we cannot ensure that the insurance coverage will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.  For some of our affiliated facilities, these insurance coverages are provided through another partner, such as a health system, or obtained directly, outside of our program.

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

Available Information

The Company maintains a web site at http://www.scasurgery.com. The Company makes available on its web site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, http://www.sec.gov. You may read and copy any reports that we file with the SEC at its Public Reference Room, located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also ha1ve an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, prospects, results of operations or financial condition could be materially adversely affected.

Risks Related to the Merger Agreement

The conditions under the Merger Agreement to UnitedHealth Group's consummation of the exchange offer and our subsequent merger with a subsidiary of UnitedHealth Group may not be satisfied at all or in the anticipated timeframe.

Under the terms of the Merger Agreement, the consummation of UnitedHealth Group’s pending exchange offer and our subsequent merger with and into a subsidiary of UnitedHealth Group is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the exchange offer and subsequent merger. These conditions include, among other things, there being validly tendered and not validly withdrawn, subject to certain conditions, a number of shares of our common stock that, together with the shares (if any) then owned by UnitedHealth Group and its subsidiaries, represents at least a majority of the outstanding shares of our common stock immediately prior to the expiration of the exchange offer. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on the Company, the non-occurrence of which is a condition to the consummation of the exchange offer. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the transaction does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the transaction, such delay or failure to complete the transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.

While UnitedHealth Group’s exchange offer and the subsequent proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not UnitedHealth Group’s pending exchange offer and subsequent proposed merger are consummated, the proposed transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending transaction, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the transaction is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the transaction. Furthermore, we cannot predict how our physician and other partners will view or react to the transaction upon consummation. If we are unable to reassure our partners to continue their partnerships and affiliates with us, our revenues, financial condition and results of operations may be adversely affected.

The preparations for integration between UnitedHealth Group and the Company have placed, and we expect will continue to place a significant burden on many of our teammates and on our internal resources. If, despite our efforts, key teammates depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without UnitedHealth Group's consent. Such restrictions will be in place until either the merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the exchange offer and merger could adversely affect our business and results of operations.

In the event that our proposed merger with a wholly-owned subsidiary of UnitedHealth Group is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed transaction may not be satisfied as noted above. If the transaction is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transaction. For these and other reasons, not consummating the transaction could adversely affect our business and results of operations. Furthermore, if we do not consummate the transaction, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the exchange offer and the merger will be consummated. Certain costs associated with the transaction have already been incurred or may be payable even if the transaction is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the exchange offer and merger, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to UnitedHealth Group. These costs could require us to use available cash that would have otherwise been available for other uses.

If the proposed merger is not completed, in certain circumstances, we could be required to pay a termination fee of $90.0 million to UnitedHealth Group. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash (including funds drawn under our revolving credit facility) that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

Risks Related to our Business

We depend on payments from third-party payors, including government healthcare programs, commercial payors and workers’ compensation programs. If these payments are reduced or eliminated, or do not increase as our costs increase, our revenues and profitability could decrease.

We depend upon governmental, commercial and workers’ compensation and other third-party sources of payment for the services provided to patients in our surgical facilities. The amount that our surgical facilities receive in payment for their services may be adversely affected by factors we do not control, including Medicare, Medicaid and state regulation changes, cost containment decisions and changes in reimbursement schedules of payors, legislative changes, refinements to the Medicare ASC payment system and refinements by CMS to Medicare’s reimbursement policies. Similarly, health plans and other third-party payors may be successful in negotiating reduced reimbursement schedules with our facilities. Any reduction or elimination of these payments or an increase in the payments at a rate that is less than the increase in our costs could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we or our health system partners are unable to negotiate and enter into favorable contracts or maintain satisfactory relationships and renew existing contracts on favorable terms with commercial health plans, our revenues and profitability may decrease.

Payments from commercial health plans represented approximately 66% of our consolidated net patient revenues and 73% of our nonconsolidated net patient revenues for the year-ended December 31, 2016. We receive most of these payments from health plans that have contracts with our facilities. These health plans use a variety of methods for reimbursement depending on the insurance arrangement involved. These arrangements include preferred provider organizations, health maintenance organizations, as well as prepaid and discounted medical service packages, capitated (fixed fee) contracts, Medicare Advantage Plans and contracts with Independent Physician Associations. If we or our health system partners fail to enter into favorable contracts or to maintain satisfactory relationships and renew existing contracts on favorable terms with these health plans, our revenues and profitability may decrease. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with commercial health plans. For example, some of our competitors may negotiate exclusivity provisions with commercial health plans or otherwise restrict the ability of commercial health plans to contract with us or our health system partners. Moreover, these health plans are increasingly implementing cost containment measures, such as fixed fee schedules and reductions to reimbursement schedules, which may reduce our revenues and profitability now or in the future. Further, the trend toward consolidation among commercial health plans could increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of health insurance exchanges, commercial health plans may increasingly demand reduced fees. In addition, there is a growing trend for commercial health plans and employer-sponsored healthcare plans to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our surgical facilities. Because some commercial health plans rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from commercial health plans. Patient volumes could decrease if we or our health system partners are unable to enter into acceptable contracts with such health plans, which could lead to a material adverse effect on our business, prospects, results of operations and financial condition.

For the year-ended December 31, 2016, less than 10% of our net patient revenues was derived from providing “out-of-network” services, where payments to us come from payors with which our surgical facilities do not have contracts. In such cases, we generally charge patients a co-payment and submit claims to the payor, which typically have been paid at higher than comparable contracted rates. Some payors have filed lawsuits against ASCs over their out-of-network billing practices.  Moreover, there is a trend for third-party payors to adopt out-of-network fee schedules that are more comparable to our contracted rates or to discourage their enrollees from seeking treatment at out-of-network surgical facilities. In such situations, we may be forced to choose between not providing services to out-of-network patients and accepting a payor contract with relatively low payment rates. In certain situations, we have seen an increase in case volume upon transitioning to in-network status, although we may experience an overall decrease in revenues due to the lower rates. We can provide no assurance that we will see a sufficient increase in volume of cases to compensate for the decrease in per case revenues where we transition to in-network status, or that when we decline to sign a payor contract we will see a sufficient increase in payment rates to compensate for the decrease in volume of cases resulting from being out-of-network.

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

We have had and are likely to continue to have disputes with physicians who use our facilities or own interests in our facilities. Furthermore, we may in the future have disputes with key groups of physicians and such disputes, if they were to occur, could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, key groups of physicians may elect to leave a facility for a variety of reasons unrelated to us, including, for example, to be employed by a hospital or health system that competes with our facility. Our revenues and profitability could be reduced if we lose our relationships with key groups of physicians, or if key groups of physicians cease or reduce their use of our facilities, and we are unable to replace those groups of physicians with others who will use our facilities. The financial success of our facilities is in part dependent upon the volume of procedures performed by the physicians who use our facilities, which is affected by the economy, healthcare reform, increases in patient co-payments and deductibles and other factors outside our or their control. In addition, the physicians who use our surgical facilities may choose not to accept patients who pay for services through certain third-party payors, which could reduce our revenues. Any reduction in our revenues due to a decrease in the use by physicians of our surgical facilities could have a material adverse effect on our business, prospects, results of operations and financial condition.

Payments we receive from workers’ compensation programs are subject to reduction as states implement reduced fee schedules to address increased budgeting and economic challenges.

Payments from workers’ compensation payors represented approximately 7% of our net patient revenues for the year-ended December 31, 2016. Several states have recently considered or implemented workers’ compensation provider fee schedules. In some cases, the fee schedule rates contain lower rates than the rates our surgical facilities have historically been paid for the same services. Additionally, budgeting and economic challenges have caused some states to reduce the payments made to us under workers’ compensation programs. California, North Carolina, Alaska and Connecticut enacted legislation that reduced the reimbursement rate for patients receiving care through each state’s respective workers’ compensation program. If the trend of states adopting lower workers’ compensation fee schedules continues, or the budgeting and economic challenges faced by states continue, resulting in reductions to reimbursement rates, such occurrences could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our relationships with health systems are important to our growth strategy. If we are not able to maintain good relationships with these health systems, or enter into new relationships, we may be unable to implement our growth strategy successfully, which could adversely affect our profitability.

Our business depends in part upon the success of our health system partners and the strength of our relationships with those partners. Our business could be adversely affected by any damage to those health systems’ reputations or to our relationships with them, or as a result of an irreconcilable dispute with a health system partner. At December 31, 2016, we held ownership interests in 75 facilities in partnership with 33 different health systems. Our health system relationships include local, regional and national health systems. We enter into co-development agreements or have informal co-development arrangements with health systems in which we agree to jointly develop a network of surgical facilities in a defined geographic area. We expect our acquisition activity to continue with a focus on the creation of partnerships with health systems. If we are unable to develop and maintain good relationships with such health systems, maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems on favorable terms, or at all, we may be unable to implement our growth strategies successfully, and such a failure could adversely affect our profitability. In addition, we do not control many of the joint ventures we have with health systems because we do not have a majority stake in the joint venture or otherwise do not possess sufficient contractual rights to control the entity. Our failure to control such joint ventures may impair our ability to achieve the desired operating results from such joint ventures.

We depend on the quality of care provided by the physicians who provide medical services at our facilities.

Our business depends in part on the quality of care provided by the physicians, including surgeons and anesthesiologists, who provide medical services at our facilities. While those physicians are independent contractors and not employed by us or our facilities and maintain their own liability insurance coverage, the failure of particular groups of physicians who utilize our facilities to provide quality medical care or to otherwise adhere to professional guidelines at our surgical facilities, or any damage to the reputation of a particular group of physicians with whom we are affiliated, could also damage our reputation, subject us to liability and significantly reduce our revenues.

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

In addition, our growth strategy includes the acquisition of existing surgical facilities and the development of new surgical facilities jointly with local physicians and, in some cases, health systems and other strategic partners. From January 1, 2011 to December 31, 2016, we acquired controlling interests in 70 consolidated facilities, which includes existing facilities that were previously accounted for as equity method investments or managed-only facilities and a de novo facility that we placed into operation. We acquired noncontrolling interests in 55 facilities accounted for as equity method investments, two of which were de novo facilities. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition and development opportunities, or to complete acquisitions and new projects in a timely manner and on favorable terms. Our acquisition and development activities require substantial capital resources, and we may need to obtain additional capital or financing, from time to time, to fund these activities. As a result, we may take actions that could have a material adverse effect on our business, prospects, results of operations and financial condition, including incurring substantial debt with certain restrictive terms. Further, sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire and develop additional surgical facilities may be limited by state CON programs and other regulatory restrictions on expansion. We also face significant competition from local, regional and national health systems and other owners of surgical facilities in pursuing attractive acquisition candidates.

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

Medical supplies and services can also be subject to supplier product quality control incidents and recalls. In addition to contributing to materials shortages, product quality can affect patient care and safety. Material quality control incidents have occurred in the past and may occur again in the future, for reasons beyond our control, and such incidents can negatively impact our case volume, product costs and reputation. In addition, we may have to incur costs to resolve quality control incidents related to medical supplies and services regardless of whether they were caused by us. Our inability to obtain the necessary amount and quality of surgery-related products, equipment and medical supplies due to a quality control incident or recall could have a material adverse effect on our business, prospects, results of operations and financial condition.

Competition for staffing, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our results of operations and cash flows.

Our operations are dependent on the efforts, abilities and experience of our management and clinical teammates, particularly nurses. We compete with other healthcare providers in recruiting and retaining qualified management and support teammates responsible for the daily operations of each of our facilities. In some markets, the lack of availability of clinical personnel, such as nurses, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified teammates or to contract for more expensive temporary personnel. For the year-ended December 31, 2016, our salary and benefit expenses represented 33.3% of our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

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

Our case volume and case mix may be adversely affected by patients’ inability to pay for procedures in our facilities. Higher numbers of unemployed individuals generally translate into more individuals without health insurance to help pay for procedures, thereby increasing the potential for persons to elect not to have procedures performed. However, a majority of the procedures performed in our surgical facilities are not considered truly elective in nature. Therefore, even procedures normally thought to be non-elective may be delayed or may not be performed if the patient cannot afford the procedure due to a lack of insurance or money to pay their portion of our facility’s fee.

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

Our revenues are particularly sensitive to regulatory, economic and other conditions in certain states where we have a greater concentration of facilities. For the year-ended December 31, 2016, our facilities located in Texas and California represented approximately 24% and 12%, respectively, of our net patient revenues. Additionally, facilities located in each of Alabama, Florida and North Carolina represented in excess of 5% of our net patient revenues for the year-ended December 31, 2016. Of our 61 nonconsolidated facilities accounted for as equity method investments, as of December 31, 2016, 21 of these facilities were located in California and 14 of these facilities were located in Indiana. If there were an adverse regulatory, economic, environmental or other development in any of the states in which we have a higher concentration of facilities, our case volumes could decline in these states or there could be other unanticipated adverse impacts on our business in those states, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In one case, two agreements governing six facilities that we co-own with Sutter Health give Sutter Health the absolute right to purchase our proportionate interests in the facilities after the passage of a certain amount of time. The first of these rights will arise in 2018. The purchase price of our interests will be the fair market value as determined by an independent appraisal. The other agreement gives Sutter Health an ongoing right to purchase our proportionate interest in one facility after the expiration of seven years following the commencement of operations of the center. There are two additional agreements governing four facilities co-owned with Sutter Health under which Sutter Health has the right to purchase up to 10% of our ownership interest in one facility and up to 10% of our ownership interest in our joint venture entity that owns one facility, also at fair market value. Although the stated purchase price for these acquisitions is fair market value, the purchase of our interests by our partner will prevent us from continuing to recognize ongoing profits from owning these facilities, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition to the purchase and consent rights described above, almost all of our partnership and operating agreements contain restrictions on actions that we can take, even though we may be the general partner or the managing member. Examples of these restrictions include the rights of our partners and other members to approve the sale of substantially all of the assets of the partnership or LLC, to dissolve the partnership or LLC, to appoint a new or additional general partner or managing member and to amend the partnership or operating agreement. Many of our agreements also restrict our ability in certain instances to compete with our existing facilities or with our partners. Where we hold only a limited partner or a non-managing member interest, the general partner or managing member may take certain actions without our consent, although we typically have certain protective rights to approve major decisions such as the sale of substantially all of the assets of the entity, dissolution of the partnership or LLC and the amendment of the partnership or operating agreement. These management and governance rights held by our partners and other members limit and restrict our ability to make unilateral decisions about the management and operation of the facilities without the approval of our partners and other members.

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own our facilities, which may conflict with, and prevent us from acting solely in, our own best interests.

We generally hold our ownership interests in facilities through limited or general partnerships, LLCs or LLPs in which we maintain an ownership interest along with physicians and, in some cases, health systems. As general partner and manager of many of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We may encounter conflicts between our responsibility to the other interest holders and our own best interests. For example, we have entered into management agreements to provide management services to our surgical facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our physician investors with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership or operating agreement. We seek to avoid these disputes but have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

If we are not successful in integrating newly acquired surgical facilities, we may not realize the potential benefits of such acquisitions. Likewise, if we are not able to integrate acquired facilities’ operations and personnel with ours in a timely and efficient manner, then the potential benefits of the transaction may not be realized. In particular, if we experience the loss of key teammates or if the effort devoted to the integration of acquired facilities diverts significant management or other resources from other operational activities, our operations could be impaired.

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

We provide for bad debts principally based upon the type of payor and the age of the receivables. Our allowance for doubtful accounts at December 31, 2016 and 2015 represented approximately 10.5% and 13.1% of our accounts receivable balance, respectively.

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

We have in recent years depended on our relationship with TPG, a significant stockholder of ours, to help guide our business plan, and we continue to rely on TPG’s significant expertise in financial matters. This expertise has been available to us, in part, through the representatives TPG has on our board of directors. TPG has the right to designate for nomination a majority of the seats on our board of directors. TPG has designated for nomination four of our nine directors and has the right to request that we increase the size of our board to eleven directors and to fill such vacancies with directors designated by TPG. In the future, TPG may elect to continue to reduce its ownership in our company and reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.

We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a substantial amount of indebtedness.  As of December 31, 2016, we had approximately $1,010.2 million of indebtedness (excluding capital leases), which includes $641.6 million under our term loan facility, $250.0 million of senior notes and $118.6 million of notes payable to banks and others.  We also have $236.3 million of unused commitments under our revolving credit facility.  At December 31, 2016, we had approximately $13.7 million in letters of credit outstanding.

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

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or capital expenditures, or seeking to raise additional capital. Our ability to restructure or refinance our debt, if at all, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, could affect our ability to satisfy our debt obligations and have a material adverse effect on our business, prospects, results of operations and financial condition.

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

The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. In addition, the outstanding indebtedness under our credit facilities is, subject to certain exceptions, secured by security interests in substantially all of our, SCA’s and the other Guarantors’ (as defined herein) assets. A breach of any of the restrictive covenants in the credit agreement governing the credit facilities would result in a default, and our lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce and foreclose on their security interests and liquidate some or all of such pledged assets, any of which would result in a default under the indenture governing our senior notes. The lenders under our credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

We are exposed to market risk related to interest rate changes.

We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our credit facilities, including our $641.6 million term loan due March 17, 2022. The interest rate on the term loan at December 31, 2016 was 3.75%. Borrowings under the credit facilities bear interest, at our election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the term loan facility, in no event will the base rate be deemed to be less than 2.00%) or (2) an adjusted LIBOR rate (provided that, with respect to the term loan facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%), plus in either case an applicable margin. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings. There is no cap on the maximum interest rate for the credit facilities. As of December 31, 2016, we held interest rate swaps hedging interest rate risk on $443.3 million of our variable rate debt to manage our exposure to these fluctuations. These interest rate swaps extend the interest rate swaps that were terminated in September 2016. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

We make significant loans to the partnerships and LLCs that own and operate certain of our facilities.

For certain of our facilities, indebtedness at the partnership or LLC level is funded through intercompany loans that we provide. Through many of these loans, which totaled approximately $8.2 million to 12 facilities as of December 31, 2016, we have a security interest in the partnership’s or LLC’s assets. However, our business, prospects, financial condition and results of operations could be materially adversely affected if our surgical facilities are unable to repay these intercompany loans.

We are liable for certain debts and other obligations of the partnerships and LLCs that own and operate certain of our facilities.

In certain of the general partnerships, LPs, LLPs or LLCs in which one of our affiliates is the general partner or managing member, our affiliate is liable for some or all of the debts and other obligations of the entity. Our partners or co-members are often required to guarantee their pro rata share of any indebtedness or lease agreements to which the entity is a party in proportion to their ownership interests in the entity. As of December 31, 2016, we guaranteed a total of $82.0 million of debt, consisting of $73.1 million at consolidated facilities and $8.9 million in the aggregate at nonconsolidated and managed-only facilities. For more information regarding guarantees made to nonconsolidated facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Transactions.” There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the general partnership, LP, LLP or LLC if there is a default, or that the physician partners or co-members would have sufficient assets to satisfy their guarantee obligations.

We may recognize additional impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our balance sheet at December 31, 2016 contained intangible assets, including goodwill, of $1,607.9 million. Future acquisitions that result in the recognition of additional long-lived and intangible assets would cause an increase in these types of assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any potential impairment to the carrying value of these assets could exist. Estimates of the future cash flows associated with the assets are critical to the impairment assessments. Changes in estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on our business, prospects, results of operations and financial condition.

We recognize an impairment charge when the decline in the estimated fair value of our equity method investments in our nonconsolidated facilities below their book value is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future prospects of an equity method investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery and the financial condition and near-term prospects of the facility. Our current evaluation of other-than-temporary impairments reflects our intent to maintain our equity method investments for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these investments may change in future periods as a result of facts and circumstances impacting the operations of the facility. If our intent changes and we do not expect the equity method investment to be fully recoverable, we will write down the investment to its fair value in the period that our intent changes.

If we are unable to manage and secure our information systems effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems, which require continual maintenance, upgrading and enhancement to meet our operational needs. Any system failure that causes an interruption in service or availability of our systems, or a loss of information, could adversely affect operations or delay the collection of revenues. Moreover, our growth and acquisition strategy will require frequent transitions and integrations of various information systems. If we are unable to properly integrate other information systems or expand our current information systems, we could suffer, among other things, operational disruptions, disruptions in cash flows and increases in administrative expenses.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the past several years, numerous large cyber-attacks have affected participants in the healthcare industry.  Internal or external informational security breaches, technological failure, human error, negligence, theft, cyber-attacks or other malfeasance could result in a failure in or breach of our operational or information security systems, unauthorized access to patient data and personally identifiable information stored in our information systems, or the introduction of computer viruses or other malicious software to our systems.  Information security breaches involving our third-party service providers could have similar effects. Any such breach could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to fines and financial losses that could exceed the amount of the insurance available to cover such losses. As a result, cyber security and the continued development and enhancement of the controls, training and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us, and as in many large healthcare organizations, are consuming an increasing amount of resources. As information security threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security issues.

Our employees and third-party service providers may not appropriately secure and protect confidential information in their possession.

Each of our employees and third-party service providers is responsible for the security of the information in our systems or under our control and for ensuring that private, business and financial information, including protected health information, is kept confidential. Should an employee or service provider not follow appropriate security measures, including those related to cyber-attacks or other tactics, as well as our privacy and security policies and procedures, the improper release or misappropriation of personal information, including protected health information, confidential business or financial information, could result. The release or misappropriation of such information could have a material adverse effect on our reputation, business, financial condition or results of operations.

Our ability to use our net operating loss carryforwards to offset future taxable income would be limited if we do not generate sufficient taxable income or if an ownership change occurs, which would negatively impact our results of operations and stockholders’ equity.

As of December 31, 2016, we reported a federal net operating loss (“NOL”) carryforward of $238.7 million, and an associated deferred tax asset of $81.4 million.  Such NOL carryforwards expire in various amounts at varying times beginning in 2027.  The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate.  There can be no assurance that we will have sufficient taxable income, if any, in future years to use the NOL carryforwards before they expire.  If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.

Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future.  Federal and state tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  Generally, an ownership change occurs if the percentage of the value of the stock that is owned in the aggregate by our direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during any three-year testing period.  Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.”  In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.”  If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us and cause us to pay U.S. federal income taxes earlier than we otherwise would, adversely affecting our future cash flow.  The write off of NOL carryforward tax benefits would also negatively affect our net earnings and reduce stockholders’ equity.

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

The Health Reform Law has changed and continues to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment and expansion of programs tying reimbursement to quality and clinical integration. The Health Reform Law also reforms certain aspects of health insurance, quality of care and fraud and abuse enforcement. For additional information regarding the effects of the Health Reform Law, see “Business – Government Regulation.”  The expansion of health insurance coverage under the Health Reform Law, as currently structured, may result in increased patient volume for certain procedures at our facilities and our facilities may benefit from Health Reform Law initiatives that create possible sources of additional revenue.  However, any positive effects of the Health Reform Law may be offset by provisions that are intended to reduce growth in healthcare expenditures.

Substantial uncertainty remains regarding the net effect of the Health Reform Law on our business because the long-term impact of a number of factors, including the following, remains unclear:

•	the responses of individuals, businesses and other market participants to the evolving choices and obligations under the Health Reform Law;
•	the states’ decisions whether to implement the Medicaid expansion provisions of the Health Reform Law, and under what terms;
•	the effect of value-based purchasing and other quality programs established under the Health Reform Law;
•	the scope and nature of changes to Medicare reimbursement methods and programs, including ACOs, bundled payment programs and other coordinated care models;
•	the financial sustainability of the Health Insurance Marketplace, which may be impacted by whether a sufficient number of payors participate;
•	our ability to participate in health insurance plans offered through the Health Insurance Marketplaces and the terms of our participation;
•	the net effect of reductions in federal healthcare program spending under the Health Reform Law; and
•	the resolution of new and ongoing legal challenges to the Health Reform Law.

In addition, the outcome of the fall 2016 election cycle, which resulted in a Republican president and Republican majorities in both houses of Congress, increases the likelihood that the Health Reform Law will be repealed or significantly modified, or that implementation of the Health Reform Law will be delayed.

Because of the many variables involved, we are unable to predict the net effect of the Health Reform Law and other associated changes within the healthcare industry on us or our operations. Depending on how the Health Reform Law is ultimately interpreted and implemented, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business may be adversely impacted if the Health Reform Law is repealed or significantly modified.

The outcome of the fall 2016 election cycle, which resulted in a Republican president and Republican majorities in both houses of Congress, has reinvigorated efforts to repeal or significantly modify the Health Reform Law.  We are unable to predict whether, when or how the Health Reform Law may be changed.  Any significant modification of the Health Reform Law may have a material adverse impact on our business, prospects, operating results or financial condition.  In addition, the election results are likely to affect the implementation of the Health Reform Law.  Shortly after being inaugurated in 2017, the President signed an executive order stating his administration’s policy to seek prompt repeal of the Health Reform Law and directing the Secretary of HHS and the heads of all other executive departments and agencies to waive, defer, grant exemptions from or delay the implementation of provisions of the Health Reform Law that impose a fiscal or regulatory burden.  We are unable to predict the impact of significant changes in the implementation of the Health Reform Law on our operations.

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

We are subject to many laws and regulations at the federal, state and local government levels in the markets in which we operate. These laws and regulations require that our facilities meet various licensing, certification and other requirements, including, but not limited to, those relating to:

•	ownership and control of our facilities;
•	qualification of medical and support persons;
•	pricing, billing and coding of services and properly handling overpayments;
•	the adequacy of medical care, equipment, personnel, operating policies and procedures;
•	maintenance and preservation of medical records;
•	financial arrangements between referral sources and our facilities;
•	the protection of privacy, including patient and financial information;
•	provision of emergency services;
•	antitrust;
•	state licensing standards; and
•	environmental protection, health and safety.

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

In addition, some of the governmental and regulatory bodies that regulate us may consider enhanced or new regulatory requirements. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occur, could detrimentally affect the way we conduct our business and manage our capital, either of which, in turn, could have a material adverse effect on our business, prospects, results of operations and financial condition.

If laws or regulations governing physician ownership of our facilities change, we may be obligated to purchase some or all of the ownership interests of our physician partners or to renegotiate some of our partnership and operating agreements with our physician partners and management agreements with our surgical facilities.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements. Any of these factors could adversely affect the level and timing of payments to our surgical facilities. For the year-ended December 31, 2016, payments from Medicare and Medicaid represented approximately 20% and 3% of our net patient revenues, respectively.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) and subsequent legislation require automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2025, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began in 2013, with CMS imposing a 2% reduction on Medicare claims. We cannot predict what other deficit reduction initiatives may be proposed in the future or whether the Federal government will restructure or suspend sequestration or enact greater spending reductions.

In addition to direct reductions in Medicare program spending, the Secretary of HHS has announced a goal for 50% of all Medicare provider payments to be in alternative payment models, such as ACOs and bundled payment arrangements, by 2018.  The Secretary of HHS has also set a goal for at least 90% of all Medicare fee-for-service payments to be tied to quality and value in 2018.  We are unable to predict the scope and nature of changes to Medicare reimbursement methods and programs, and what effect any such changes have on our operations.

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

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental programs are reduced, if the scope of services covered by governmental programs is limited, or if states impose additional taxes on our facilities there could be a material adverse effect on our business, prospects, results of operations and financial condition.

The ownership arrangements at our surgical facilities likely do not satisfy the requirements for any of the safe harbors under the Anti-Kickback Statute.  If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.

The Anti-Kickback Statute prohibits knowingly and willfully offering, paying, soliciting or receiving any remuneration in return for, or to induce, referrals of items or services reimbursable by a federal healthcare program. The Anti-Kickback Statute is broad in scope and the applicability of its provisions to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, as well as exclusion from participation in the Medicare and Medicaid programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws similar to the Anti-Kickback Statute that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state. For additional information regarding the Anti-Kickback Statute, see “Business – Government Regulation.”

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

In November 1999, HHS issued regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interest in ASCs. The ASC safe harbor protects four types of investment arrangements: (1) surgeon-owned ASCs; (2) single-specialty ASCs; (3) multi-specialty ASCs; and (4) hospital/physician ASCs. Each category has its own requirements regarding what type of physician may be an investor in the ASC. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the ASC or its investors. Our business arrangements with our ASCs typically involve one of our subsidiaries investing in each partnership or limited liability company that owns the ASC, as well as providing management and other services to the center. Therefore, our business arrangements with our centers are unlikely to qualify for “safe harbor” protection and are not immune from government review or prosecution under the Anti-Kickback Statute.

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

We believe that our operations do not violate the Stark Law, as currently interpreted. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants. The Stark Law contains exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. We believe our arrangements with physicians for implants meet the requirements of this exception.

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

The Stark Law includes an exception commonly known as the “whole hospital exception” that permits physicians to refer Medicare patients to hospitals in which they have an ownership interest if certain requirements are met. However, the Health Reform Law dramatically curtailed the whole hospital exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to any of our seven surgical hospitals with physician ownership, each of which had a Medicare provider agreement in place prior to December 31, 2010 and is therefore able to continue operating with its existing ownership structure. However, the Health Reform Law prohibits “grandfathered” hospitals from increasing their percentage of physician ownership. It also limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms, subject to limited exceptions.

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

Federal and state government agencies, as well as commercial health plans, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; medical necessity of services provided; and classification of the level of care provided, including proper classification of inpatient admissions, observation services and outpatient care. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from federal healthcare programs. Claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the Federal government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances, including claiming payment for unnecessary services where the provider should have known the services were unnecessary and claiming payment for low-quality services where the provider should have known that the care was substandard. In addition, a violation of the Stark Law or the Anti-Kickback Statute can result in liability under the FCA.

Over the past several years, the Federal government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the Federal government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violations of the FCA can result in damage awards equal to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim.  These civil monetary penalties will increase annually based on updates to the Consumer Price Index. Because our facilities perform hundreds or thousands of similar procedures each year for which they are paid by Medicare, and since the statute of limitations for such claims extends for six years under normal circumstances (and possibly as long as ten years in the event of failure to discover material facts), a repetitive billing error or cost reporting error could result in significant, material repayments and civil or criminal penalties. Similarly, allegations of FCA violations premised on noncompliance with the Anti-Kickback Statute, particularly regarding the ownership or investment structure of a facility, could implicate all or substantially all of the claims made by a facility, potentially resulting in significant repayments, civil or criminal penalties and reputational damage.

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

All payors are increasingly conducting post-payment audits. For example, CMS has implemented the Recovery Audit Program, involving Medicare claims audits nationwide. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expanded the program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. We are regularly subject to these external audits and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In addition, compliance with the HIPAA security regulations requires ASCs, hospitals and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected healthcare information maintained, used and disclosed in electronic form. We have taken actions in order to comply with these regulations and believe that we are in substantial compliance with the HIPAA security regulations. Despite our efforts to comply with the HIPAA security regulations, we may still be the subject of a cyber-attack or other event that causes an information security breach, as has affected numerous large companies, including companies in the healthcare industry. A cyber-attack or other event that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws, or a material disruption of our operational systems could result in a material adverse impact on our business, along with significant fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense. For additional information regarding the risks related to management and security of our information systems, see “Risks Related to Our Business — If we are unable to manage and secure our information systems effectively, our operations could be disrupted.”

HIPAA also requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, with civil penalties of up to $55,910 per violation and a maximum civil penalty of more than $1.67 million in a calendar year for violations of the same requirement. In addition, state attorneys general may bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  Further, HHS is required to perform HIPAA compliance audits.

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

HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, eligible hospitals and healthcare professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare.  In addition, although the incentive payment program does not apply to ASCs, we have not yet determined an EHR solution for our surgery centers. A requirement that surgery centers adopt and meaningfully use EHR technology could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

Efforts to regulate the construction, relocation, acquisition, change of ownership, change of control or expansion of healthcare facilities could prevent us from acquiring additional facilities, renovating our existing facilities or expanding the breadth of services we offer.

Some states require us to apply for and receive prior approval, typically in the form of a CON, for the construction, relocation, acquisition, change of ownership or change of control of healthcare facilities or expansion of the number of operating or procedure rooms or services our facilities offer. In granting approval, these states consider the need for additional or expanded healthcare facilities or for additional or expanded services. Additionally, third parties, including our competitors, have the right to, and often do, object to our applications for a CON. In many of the states in which we currently operate, CONs must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters, including change of control or change of ownership. Other states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a CON could be significant, and we cannot ensure that we will be able to obtain the CONs or other required approvals for the addition, expansion or change of control or change of ownership of facilities or services in the future. If we are unable to obtain required approvals, we may not be able to acquire additional facilities, expand healthcare services we provide at our existing facilities or replace, expand or relocate our facilities.

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

Additionally, so long as TPG collectively continues to hold a significant percentage of our outstanding shares of common stock, TPG will have the ability to significantly influence, by voting against such items, the approval by our stockholders of any amendment to our Certificate of Incorporation or By-Laws, as well as certain business combination transactions, which items require approval by 66 2⁄3% of our outstanding shares of common stock. Further, TPG will have the ability to significantly influence the vote in an election of directors to serve on our board of directors and the outcome of other actions that require the vote of our stockholders.  TPG currently owns approximately 29.9% of our outstanding shares of common stock.

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

On December 31, 2015, we ceased to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore, the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

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

Many of our employment agreements, plans and equity arrangements with our executive officers also contain change of control provisions. Under the terms of these arrangements, the executive officers are entitled to receive certain payments or benefits and accelerated vesting of equity awards if the executive is terminated without cause or for good reason within the two-year period following a change in control.

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

We have a large number of outstanding stock options to purchase common stock with exercise prices that are below the net tangible book value of our common stock. Additionally, as of December 31, 2016, there were 726,587 shares issuable upon settlement of outstanding RSUs and 77,272 shares issuable pursuant to outstanding performance share awards assuming such awards are earned at the target level. To the extent that these stock options are exercised, RSUs are settled in shares of our common stock or shares are issued pursuant to performance share awards, investors may experience dilution in the net tangible book value of shares of our common stock.

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

As of December 31, 2016, we had approximately 40.5 million shares of common stock outstanding. Of these outstanding shares of common stock, all of the shares are freely tradable in the public market except for shares held by our affiliates, which may be sold by into the public market from time to time subject to compliance with the limitations on sales by affiliates that are imposed by Rule 144 under the Securities Act (“Rule 144”).

In connection with our initial public offering, we entered into a registration rights agreement with TPG and certain members of our management and our board of directors, which provides the signatories thereto the right, under certain circumstances, to require us to register their shares of common stock under the Securities Act for sale into the public markets.

As of December 31, 2016, we had approximately 1.1 million shares issuable upon the exercise of outstanding vested stock options under our equity incentive plans, approximately 0.9 million shares subject to outstanding unvested stock options under our equity incentive plans, approximately 0.1 million shares issuable upon the settlement of vested RSUs, approximately 0.6 million shares issuable upon settlement of unvested RSUs, approximately 0.1 million shares issuable pursuant to outstanding performance share awards, assuming such awards are earned at the target level, and approximately 4.0 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options, settlement of RSUs or issuance of shares pursuant to performance share awards under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of shares of our common stock following the vesting of outstanding stock options, settlement of RSUs or issuance of shares pursuant to performance share awards could cause the market price of our shares of common stock to decline.

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

There are inherent limitations on the effectiveness of disclosure controls and internal control over financial reporting. Effective control systems provide only reasonable, not absolute, assurance of financial statement accuracy and the safeguarding of assets, and may not prevent or detect all misstatements or losses of assets because of such inherent limitations, including the possibility of human error, circumvention of controls or fraud. Accordingly, we cannot be certain that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. The Dodd-Frank Act introduced multiple executive compensation and corporate governance reforms, some of which are not yet in effect, but which will demand additional attention of management. We have implemented, and will continue to implement, additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On December 31, 2015, we ceased to be an “emerging growth company” under the JOBS Act as more fully described in “Risks Related to Our Common Stock — On December 31, 2015, we ceased to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore, the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.” We are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an “emerging growth company”. We expect to incur additional expenses and devote increased management effort toward ensuring compliance with these additional disclosure requirements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in Deerfield, Illinois at 510 Lake Cook Road, Suite 400, where we currently lease approximately 28,410 square feet of space. This lease expires in March 2027. We also have corporate offices in Birmingham, Alabama, Irving, Texas, Pasadena, California and Stamford, Connecticut. Our Birmingham office is located at 569 Brookwood Village, Suite 901, where we currently lease approximately 47,870 square feet of space. This lease expires in March 2025. The disclosures concerning individual facilities and corporate offices on pages 14 through 20 of this Annual Report on Form 10-K are incorporated herein by reference. We believe these spaces are sufficient and adequate for our needs at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Surgical Care Affiliates Common Stock

Our common stock trades under the symbol “SCAI” on the NASDAQ Global Select Market.   The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2015:
First Quarter	$36.60	$30.82
Second Quarter	$40.99	$33.86
Third Quarter	$40.44	$31.91
Fourth Quarter	$40.95	$27.88
2016:
First Quarter	$46.28	$38.29
Second Quarter	$48.94	$42.44
Third Quarter	$52.01	$40.32
Fourth Quarter	$48.36	$38.56

As of February 15, 2017, there were approximately 126 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The last reported sales price of Surgical Care Affiliates’ common stock as reported on the NASDAQ Global Select Market on February 15, 2017 was $56.63.

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

Item 6. Selected Financial Data

	YEAR-ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(in millions, except facilities and per unit data in actual amounts)
Net operating revenues:
Net patient revenues	$1,201.6	$971.4	$788.0	$731.6	$699.0
Management fee revenues	54.8	61.0	58.9	40.5	17.8
Other revenues	25.0	19.1	17.8	13.6	9.6
Total net operating revenues	1,281.4	1,051.5	864.7	785.7	726.4
Equity in net income of nonconsolidated affiliates	54.4	49.9	32.6	23.4	16.8
Operating expenses:
Salaries and benefits	426.5	351.0	297.2	270.9	234.2
Supplies	303.6	221.4	177.9	170.2	164.8
Other operating expenses	198.1	161.9	124.9	127.7	112.8
Depreciation and amortization	88.6	66.2	52.7	41.5	40.0
Occupancy costs	45.7	36.5	29.4	25.5	25.3
Provision for doubtful accounts	22.3	17.2	14.1	14.2	12.7
Impairment of intangible and long-lived assets	1.9	0.6	0.6	—	0.4
Loss (gain) on disposal of assets	1.8	1.9	(0.2)	0.1	(0.3)
Total operating expenses	1,088.5	856.7	696.4	650.1	589.9
Operating income	247.4	244.7	200.9	158.9	153.2
Interest expense	43.2	42.1	32.8	60.2	58.6
HealthSouth option expense	—	11.7	—	—	—
Debt modification expense	2.4	5.0	—	—	—
Loss on extinguishment of debt	0.2	0.5	—	10.3	—
Interest income	(20.5)	(0.4)	(0.2)	(0.2)	(0.3)
(Gain) loss on sale of investments	(33.0)	(4.0)	(7.6)	12.3	7.1
Income from continuing operations before income taxes	255.2	189.6	175.9	76.2	87.8
Provision (benefit) for income taxes	28.8	(84.8)	9.4	12.3	8.5
Income from continuing operations (1)	226.4	274.4	166.5	63.9	79.3
Loss from discontinued operations, net of income tax expense	(0.1)	(0.8)	(9.4)	(9.3)	(4.9)
Net income	226.3	273.6	157.1	54.6	74.4
Less: Net income attributable to noncontrolling interests	(190.9)	(158.3)	(125.2)	(105.9)	(94.4)
Net income (loss) attributable to Surgical Care Affiliates	$35.4	$115.3	$32.0	$(51.3)	$(20.0)
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.88	$2.95	$1.07	$(1.33)	$(.50)
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.02)	$(.24)	$(.29)	$(.16)
Net income (loss) per share attributable to Surgical Care Affiliates	$.88	$2.93	$.83	$(1.62)	$(.66)
Basic weighted average shares outstanding (in thousands) (2)	40,214	39,360	38,477	31,688	30,340
Distribution paid per share on September 16, 2013				$2.47
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.86	$2.85	$1.03	$(1.33)	$(.50)
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.02)	$(.23)	$(.29)	$(.16)
Net income (loss) per share attributable to Surgical Care Affiliates	$.86	$2.83	$.80	$(1.62)	$(.66)
Diluted weighted average shares outstanding (in thousands) (2)	41,106	40,734	39,958	31,688	30,340
Facilities (at period end):
Consolidated facilities	125	104	95	87	87
Equity method facilities	61	68	65	60	52
Managed-only facilities	19	21	26	30	8
Total facilities	205	193	186	177	147

	DECEMBER 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data (at period end):
Cash and cash equivalents	$131.8	$79.3	$8.7	$85.8	$118.6
Total current assets	430.9	314.9	237.5	234.0	267.4
Total assets (3)	2,670.7	2,001.6	1,642.9	1,415.6	1,403.1

Current portion of long-term debt	64.1	32.5	24.7	22.6	14.9
Total current liabilities	341.9	258.1	248.5	197.7	175.2
Long-term debt, net of current portion	1,051.4	851.8	660.6	641.9	765.0
Total liabilities (3)	1,498.7	1,185.9	1,060.5	977.7	1,061.4

Total Surgical Care Affiliates’ equity	440.1	382.3	243.3	205.7	147.5
Noncontrolling interests — non-redeemable	714.9	411.5	323.6	210.3	172.5
Total equity	1,154.9	793.7	567.0	416.0	320.0

Note: Totals above may not sum due to rounding and any references in the table above and these footnotes to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to Surgical Care Affiliates, Inc. and its consolidated affiliates after our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013 and to ASC Acquisition LLC and its consolidated subsidiaries prior to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013.

(1)

Income (loss) from continuing operations attributable to Surgical Care Affiliates, which is income from continuing operations less net income attributable to noncontrolling interests, was $35.5 million, $116.1 million, $41.3 million, $(42.0) million and $(15.1) million for years-ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)

Calculated based on number of shares of common stock and vested RSUs that would have been outstanding as of December 31, 2012, assuming our conversion from a Delaware limited liability company to a Delaware corporation.

(3)

Our consolidated assets as of December 31, 2016, December 31, 2015 and December 31, 2014 include total assets of a VIE of $453.4 million, $76.1 million and $117.5 million, respectively, which can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2016, December 31, 2015 and December 31, 2014 include total liabilities of the VIE of $241.5 million, $41.0 million and $23.8 million, respectively, for which the creditors of the VIE have no recourse to us, with the exception of $24.8 million, $4.0 million and $3.4 million of debt guaranteed by us at December 31, 2016, 2015 and 2014, respectively.

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

OVERVIEW

We are a leading provider of solutions to physicians, health plans, medical groups and health systems to optimize surgical care, and we operate one of the largest networks of outpatient surgery facilities in the United States.  As of December 31, 2016, we operated in 33 states and had an interest in and/or operated 197 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations. Of these 205 facilities, we consolidated the operations of 125 affiliated facilities, had 61 nonconsolidated affiliated facilities and held no ownership in 19 affiliated facilities that contract with us to provide management services only.

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality surgical care at lower cost. As of December 31, 2016, we owned and operated facilities in partnership with approximately 3,000 physician partners.  We believe that our partnership strategy and comprehensive suite of solutions will enable continued growth by capitalizing on the increasing demand for high quality, cost-effective settings of care, the increasing need for scaled partners in healthcare, the transition to a coordinated care delivery model and the trend of physician and health system consolidation.

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

Merger Agreement

On January 7, 2017, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with UnitedHealth Group Incorporated, a Delaware corporation (“UnitedHealth Group”), and UnitedHealth Group’s wholly owned subsidiaries, Spartan Merger Sub 1, Inc., a Delaware corporation (“Purchaser”), and Spartan Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2”). Pursuant to the Merger Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $57.00 per share, to be funded with a combination of cash and UnitedHealth Group common stock, as set forth in the Merger Agreement. Purchaser intends to commence an exchange offer to purchase all of the outstanding shares of the Company’s common stock, upon the terms and subject to the conditions of the Merger Agreement. Consummation of the exchange offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the exchange offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law (the “First Merger”), with no stockholder vote required to consummate the First Merger, and the Company surviving as a wholly owned indirect subsidiary of Merger Sub 2. Immediately following the First Merger, the Company will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned direct subsidiary of UnitedHealth Group.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Until the earlier of the termination of the Merger Agreement and the consummation of the Mergers, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Company has agreed not to solicit, initiate, knowingly encourage or knowingly facilitate the making of any alternative acquisition proposals. However, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal that our Board of Directors reasonably believes is or could reasonably be expected to lead to a superior proposal. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal.

The Merger Agreement contains certain termination rights for both UnitedHealth Group and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing acquisition proposals, including if the Company terminates the Merger Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay UnitedHealth Group a termination fee of $90.0 million.

Additional information about the merger is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

EXECUTIVE SUMMARY

Our growth strategy continues to include growing the profits at our existing facilities, entering into strategic relationships with physicians, health plans and health systems, and making selective acquisitions of existing surgical facilities and groups of facilities.

We took several steps during 2016 to optimize our portfolio, by:

•

acquiring a controlling interest in 16 new ASCs that we consolidate (two of which closed as result of acquisitions and combined their operations into existing SCA facilities and did not increase our total facility count);

•

acquiring a controlling interest in 11 ASCs that were previously held in our portfolio (one of which was previously a managed-only facility and 10 of which were previously held as equity method investments);

•

acquiring a noncontrolling interest in seven ASCs that we hold as equity method investments (one of which closed as result of an acquisition and combined its operations into an existing SCA facility and did not increase our total facility count);

•	deconsolidating one ASC as a result of the adoption of ASU No. 2015-02, which required a change in the accounting treatment of the facility from consolidated to equity method;
•	entering into agreements to manage five ASCs;
•	closing two consolidated ASCs and closing two nonconsolidated ASCs (one of which was closed as result of an acquisition and combined its operations into an existing SCA facility);
•

selling two consolidated ASCs (one of which was closed in the fourth quarter of 2015 and did not affect our total facility count) and selling our interest in three nonconsolidated ASCs (two of which we continued to provide management services for until December 31, 2016); and

•	terminating management agreements with eight managed-only facilities.

Our consolidated net operating revenues increased $229.9 million, or 21.9%, for the year-ended December 31, 2016 compared to the year-ended December 31, 2015. The main factors that contributed to this increase were revenues earned from acquisitions and 11 facilities which were previously nonconsolidated, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.8% to $2,006 per case for the year-ended December 31, 2016 from $1,933 per case during the prior year, reflecting acquisitions of consolidated facilities with higher rates per case than the average rates at our existing consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 598,921 cases during the year-ended December 31, 2016 from 502,660 cases during the year-ended December 31, 2015, largely due to acquisitions, as well as organic growth. Our number of consolidated facilities increased to 125 as of December 31, 2016 from 104 as of December 31, 2015.

We do not consolidate 61 of the facilities affiliated with us because we do not hold a controlling equity interest in the entities that own those facilities. To assist management in analyzing our results of operations, including at our nonconsolidated facilities, we prepare and disclose a “systemwide” case volume statistic and certain supplemental “systemwide” growth measures, each of which treats our equity method facilities as if they were consolidated. While the revenues generated at our equity method facilities are not recorded in our consolidated financial statements, we believe that systemwide net operating revenues growth and systemwide net patient revenues per case growth are important to understanding our financial performance because they are used by management to help interpret the sources of our growth and provide management with a growth metric incorporating the revenues earned by all of our affiliated facilities, regardless of the accounting treatment. “Systemwide” is a non-GAAP financial measure which includes the results of both our consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership) and does not represent actual GAAP operating results of the Company. For more information, please see “Our Consolidated Results and Results of Nonconsolidated Affiliates” under “Summary Results of Operations” below.

During the year-ended December 31, 2016, systemwide net operating revenues grew by 16.9% as compared to the prior year. Systemwide net patient revenues per case grew by 4.6% in 2016 compared to the prior year. These increases are primarily driven by acquisitions since the end of the prior year, increased rates earned under certain payor contracts and changes in case mix.

At December 31, 2016, we held interests in 106 facilities in partnership with health systems, which facilities include consolidated, equity method and managed-only facilities.  Our health system relationships include local, regional and national health systems. We typically have co-development arrangements with our health system partners to jointly develop a network of outpatient surgery centers in a defined geographic area. These co-development arrangements are an important source of differentiation and potential growth of our business. We expect our co-development and acquisition activity to continue, with a major focus on creating partnerships with health plans, medical groups and health systems as we continue to position ourselves as a partner of choice.

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

KEY MEASURES

Facilities

Changes in our ownership of individual facilities and related changes in how we account for such facilities drive changes in our consolidated results from period to period in several ways, including:

•

Deconsolidations. As a result of a deconsolidation transaction, an affiliated facility or entity that was previously consolidated becomes a nonconsolidated facility or the entity is no longer consolidated. Any income we earn from a deconsolidated facility or entity, based upon our ownership percentage in the facility or entity, is reported on a net basis in the line item Equity in net income of nonconsolidated affiliates, whereas prior to the deconsolidation transaction, the affiliated facility’s or entity’s results were reported as part of our consolidated net operating revenues and the associated expense line items.

•

Consolidations. As a result of a consolidation transaction, an affiliated facility or entity that was previously nonconsolidated and accounted for on an equity method basis becomes a consolidated facility or entity. After consolidation, revenues and expenses of the affiliated facility or entity are included as part of our consolidated results.

•	De novos. Where strategically appropriate, we invest in de novo facilities, which are newly developed ASCs. A de novo facility may be consolidated or nonconsolidated, depending on the circumstances.
(1)

•

Shifts in Ownership Percentage. Our net income is driven in part by our ownership percentage in a facility or entity since a portion of the net income earned by the facility or entity is attributable to any noncontrolling owners in the facility or entity, even if we consolidate such facility or entity. As a result of our partnerships with physicians, our percentage of ownership in a facility or entity may shift over time, which may result in an increase or a decrease in the net income we earn from such facility or entity.

We took several steps during the year-ended December 31, 2016 to optimize our facility portfolio by acquiring, deconsolidating, selling and closing certain consolidated and nonconsolidated facilities.

The following table presents a breakdown of the changes in number of consolidated, nonconsolidated and managed-only facilities during the periods presented.

	During the	During the	During the
	Year-	Year-	Year-
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Facilities at Beginning of Period
Consolidated Facilities:	104	95	87
Equity Method Facilities:	68	65	60
Managed-only Facilities:	21	26	30
Total Facilities:	193	186	177
Strategic Activities Undertaken
Acquisitions
Consolidated Facilities acquired:	16	15	13
Noncontrolling interests acquired in facilities accounted for as equity method investments:	7	5	5
Management agreements entered into (Managed-only Facilities):	5	1	2
De novos
De novo facilities accounted for as equity method investments placed into operations:	—	1	—
De novo facilities accounted for as managed-only facilities placed into operations:	—	—	1
Consolidations / Deconsolidations / Other
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as a consolidated affiliate:	11	3	2
Conversion transactions or contributions to joint ventures or other partnerships completed such that the facility is accounted for as an equity method investment:	1	4	4
Transactions completed such that the consolidated or equity method facility is accounted for as a Managed-only Facility:	2	1	—
Closures and Sales
Consolidated Facilities sold:	1	2	1
Equity Method Facilities sold:	1	—	2
Consolidated Facilities closed:	4	6	4
Equity Method Facilities closed:	2	3	2
Management agreements exited from (Managed-only Facilities):	8	4	3
Facilities at End of Period
Consolidated Facilities:	125	104	95
Equity Method Facilities:	61	68	65
Managed-only Facilities:	19	21	26
Total Facilities:	205	193	186
Average Ownership Interest
Consolidated Facilities:	45.2%	47.9%	50.0%
Equity Method Facilities:	25.9%	25.1%	26.0%

Revenues

Our consolidated net operating revenues for the years-ended December 31, 2016, 2015 and 2014 were $1,281.4 million, $1,051.5 million and $864.7 million, respectively.

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

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Consolidated net operating revenues growth (1)	21.9%	21.6%	10.1%
Consolidated net patient revenues per case growth (1)	3.8%	7.3%	5.3%
Same site consolidated net operating revenues growth (1)(2)	3.0%	8.5%	4.7%
Same site consolidated net patient revenues per case growth (1)(2)	1.8%	6.5%	4.4%

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Systemwide net operating revenues growth (1)	16.9%	18.3%	10.0%
Systemwide net patient revenues per case growth (1)	4.6%	4.7%	4.5%
Same site systemwide net operating revenues growth (1)(2)	6.7%	8.1%	3.1%
Same site systemwide net patient revenues per case growth (1)(2)	3.8%	4.5%	2.7%

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

Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015

Our consolidated net operating revenues increased by $229.9 million, or 21.9%, for the year-ended December 31, 2016 to $1,281.4 million from $1,051.5 million for the year-ended December 31, 2015. Consolidated net patient revenues per case increased by 3.8% to $2,006 per case during the year-ended December 31, 2016 from $1,933 per case during the year-ended December 31, 2015.

For the year-ended December 31, 2016, systemwide net operating revenues grew by 16.9% compared to the year-ended December 31, 2015. In addition, for the year-ended December 31, 2016, systemwide net patient revenues per case grew by 4.6% compared to the prior year.

The table below quantifies several significant items impacting our period-over-period net operating revenues growth and net operating revenues growth of our nonconsolidated affiliates (on a 100% basis).

	Year-Ended
	December 31, 2016
	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2015 (1)	$1,051.5	$757.9
Add: revenue from acquired facilities	169.1	43.2
revenue from consolidations	46.7	(46.7)
Less: revenue of disposed facilities	(10.0)	(16.2)
revenue from deconsolidated facilities	(7.6)	7.6
Adjusted base year net operating revenues	1,249.7	745.8
Increase from operations	31.7	87.3
Total net operating revenues, year-ended December 31, 2016:	$1,281.4	$833.1

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

	Year-Ended
	December 31, 2015
	Surgical Care Affiliates	Nonconsolidated
	as Reported Under GAAP	Affiliates
	(in millions)
Total net operating revenues, year-ended December 31, 2014 (1)	$864.7	$665.3
Add: revenue from acquired facilities	113.1	69.4
revenue from consolidations	18.7	(18.7)
Less: revenue of disposed facilities	(17.6)	(8.0)
revenue from deconsolidated facilities	(1.1)	1.1
Adjusted base year net operating revenues	977.8	709.1
Increase from operations	73.7	48.8
Total net operating revenues, year-ended December 31, 2015:	$1,051.5	$757.9

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

The following table presents a breakdown by payor source of the percentage of net patient revenues at our consolidated and nonconsolidated facilities for the periods presented:

Consolidated Facilities

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Managed care and other discount plans	66%	65%	62%
Medicare	20	19	20
Workers’ compensation	7	9	10
Patients and other third-party payors	4	4	5
Medicaid	3	3	3
Total	100%	100%	100%

Nonconsolidated Facilities

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Managed care and other discount plans	73%	72%	74%
Medicare	17	18	16
Workers’ compensation	6	5	5
Patients and other third-party payors	2	3	3
Medicaid	2	2	2
Total	100%	100%	100%

The majority of our net patient revenues are related to patients with commercial health insurance coverage. The reimbursement rates we have been able to negotiate, on an average basis across our portfolio, have held relatively stable.

Medicare accounts for 20%, 19% and 20% of our net patient revenues for the years-ended December 31, 2016, 2015 and 2014, respectively. The Medicare program is subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our facilities. Significant spending reductions mandated by the BCA impacting the Medicare program went into effect in March 2013. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all providers. The impact from these spending reductions has not been material to our results. The Medicare payment update for ASCs for federal fiscal year 2017 is a net increase of 1.9%, consisting of 2.2% inflation minus a 0.3% productivity adjustment.  We do not expect this update to have a material impact on our results.

For the year-ended December 31, 2016, the net patient revenues from our consolidated facilities located in each of Texas and California represented approximately 24% and 12%, respectively, of our total net patient revenues. Additionally, the net patient revenues from our consolidated facilities located in each of Alabama, Florida and North Carolina represented 5% or more of our total net patient revenues for the year-ended December 31, 2016. As of December 31, 2016, 21 of our 61 nonconsolidated facilities accounted for as equity method investments were located in California, and 14 of these 61 facilities were located in Indiana.

Management Fee Revenues

Management fee revenues consist of management fees that we receive from providing management services to the facilities that we do not consolidate for financial reporting purposes. Management fee revenues represented 4.3%, 5.8% and 6.8% of our net operating revenues for the years-ended December 31, 2016, 2015 and 2014, respectively.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time teammates, including all related costs of benefits provided to such teammates. Salaries and benefits expense represented 33.3%, 33.4% and 34.4% of our net operating revenues for the years-ended December 31, 2016, 2015 and 2014, respectively.

Supplies

Supplies expense includes all costs associated with medical supplies used while providing patient care at our consolidated facilities. Our supply costs primarily include sterile disposables, pharmaceuticals, implants and other similar items. Supplies expense represented 23.7%, 21.1% and 20.6% of our net operating revenues for the years-ended December 31, 2016, 2015 and 2014, respectively. Supplies expense is typically closely related to case volume, the timing of purchases and case mix, as an increase in the acuity of cases and the use of implants in those cases tends to drive supplies expense higher.

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

On April 9, 2015, HealthSouth exercised the HealthSouth Option, and we issued 326,242 new shares of common stock at a value of $11.7 million. Accordingly, $11.7 million of expense was included in HealthSouth option expense on our consolidated statement of operations for the year-ended December 31, 2015.  There was no similar expense in 2016 or 2014.

Debt Modification Expense

In conjunction with the refinancings of our corporate debt in the fourth quarter of 2016 and the first quarter of 2015, we recognized $2.4 million and $5.0 million, respectively, of debt modification expense.  There was no similar expense in 2014.

Loss on Extinguishment of Debt

In conjunction with the refinancings of our corporate debt in the fourth quarter of 2016 and the first quarter of 2015, we recognized a $0.2 million and $0.5 million, respectively, loss on extinguishment of debt. There was no similar loss in 2014.

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

Summary Results of Operations

Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015 and December 31, 2014

Our Consolidated Results and Results of Nonconsolidated Affiliates

The following tables show our results of operations and the results of operations of our nonconsolidated affiliates for the years-ended December 31, 2016, 2015 and 2014.

	YEAR-ENDED DECEMBER 31,
	2016		2015		2014
	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)	As Reported Under GAAP	Non- consolidated Affiliates (1)
	(in millions, except cases and facilities in actual amounts)
Net operating revenues:
Net patient revenues	$1,201.6	$822.4	$971.4	$749.8	$788.0	$659.4
Management fee revenues	54.8	—	61.0	—	58.9	—
Other revenues	25.0	10.7	19.1	8.1	17.8	5.9
Total net operating revenues	1,281.4	833.1	1,051.5	757.9	864.7	665.3
Equity in net income of nonconsolidated affiliates (2)	54.4	—	49.9	—	32.6	—
Operating expense:
Salaries and benefits	426.5	172.4	351.0	161.3	297.2	140.4
Supplies	303.6	154.7	221.4	133.9	177.9	111.8
Other operating expenses	198.1	124.3	161.9	113.6	124.9	98.1
Depreciation and amortization	88.6	30.8	66.2	28.1	52.7	21.8
Occupancy costs	45.7	31.5	36.5	31.7	29.4	26.0
Provision for doubtful accounts	22.3	22.7	17.2	18.7	14.1	16.0
Impairment of intangible and long-lived assets	1.9	—	0.6	—	0.6	—
Loss (gain) on disposal of assets	1.8	0.8	1.9	0.2	(0.2)	1.8
Total operating expenses	1,088.5	537.3	856.7	487.5	696.4	415.9
Operating income	247.4	295.8	244.7	270.3	200.9	249.4
Interest expense	43.2	3.2	42.1	2.5	32.8	2.3
HealthSouth option expense	—	—	11.7	—	—	—
Debt modification expense	2.4	—	5.0	—	—	—
Loss on extinguishment debt	0.2	—	0.5	—	—	—
Interest income	(20.5)	(0.1)	(0.4)	(0.1)	(0.2)	(0.1)
Gain on sale of investments	(33.0)	(1.1)	(4.0)	—	(7.6)	—
Income from continuing operations before income taxes	255.2	293.8	189.6	267.8	175.9	247.2
Provision (benefit) for income taxes(3)	28.8	0.0	(84.8)	0.0	9.4	0.1
Income from continuing operations	226.4	293.8	274.4	267.8	166.5	247.1
Loss from discontinued operations, net of income tax expense	(0.1)	—	(0.8)	—	(9.4)	—
Net income	226.3	$293.8	273.6	$267.8	157.1	$247.1
Less: Net income attributable to noncontrolling interests	(190.9)		(158.3)		(125.2)
Net income attributable to Surgical Care Affiliates	$35.4		$115.3		$32.0
Equity in net income of nonconsolidated affiliates (2)		$54.4		$49.9		$32.6
Other Data (4)
Cases — consolidated facilities (5)	598,921		502,660		437,654
Cases — equity facilities (6)	313,222		308,522		276,320
Consolidated facilities	125		104		95
Equity method facilities	61		68		65
Managed-only facilities	19		21		26
Total facilities	205		193		186

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

(2)

For the years-ended December 31, 2016, 2015 and 2014, we recorded amortization expense of $1.5 million, $1.4 million and $23.2 million, respectively, for definite-lived intangible assets attributable to equity method investments within Equity in net income of nonconsolidated affiliates. For the years-ended December 31, 2016, 2015 and 2014, we recorded other than temporary impairment charges of $9.4 million, $9.3 million and $0.3 million, respectively, within the line item Equity in net income of nonconsolidated affiliates.

(3)	Provision for income tax expense for nonconsolidated affiliates was $0.034 and $0.037 million for the years-ended December 31, 2016 and 2015.
(4)	Case data is presented for the years-ended December 31, 2016, 2015 and 2014, as applicable. Facilities data is presented as of December 31, 2016, 2015 and 2014, as applicable.
(5)	Represents cases performed at consolidated facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.
(6)	Represents cases performed at equity method facilities. The number of cases performed at our facilities is a key metric utilized by us to regularly evaluate performance.

Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015

Net Operating Revenues

Our consolidated net operating revenues increased $229.9 million, or 21.9%, for the year-ended December 31, 2016 compared to the year-ended December 31, 2015. The main factors that contributed to this increase were revenues earned from acquisitions and 11 facilities which were previously nonconsolidated, increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 3.8% to $2,006 per case for the year-ended December 31, 2016 from $1,933 per case during the prior year, reflecting acquisitions of consolidated facilities with higher rates per case than the average rates at our existing consolidated facilities, increased rates paid under certain payor contracts and higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 598,921 cases during the year-ended December 31, 2016 from 502,660 cases during the year-ended December 31, 2015, largely due to acquisitions, as well as organic growth. Our number of consolidated facilities increased to 125 as of December 31, 2016 from 104 as of December 31, 2015.

For the year-ended December 31, 2016, systemwide net operating revenues grew by 16.9% compared to the year-ended December 31, 2015. The growth in systemwide net operating revenues was largely due to acquisitions. In addition, for the year-ended December 31, 2016, systemwide net patient revenues per case grew by 4.6% compared to the year-ended December 31, 2015, due to the acquisitions described above as well as increased rates paid under certain payor contracts and changes in case mix.

Equity in Net Income of Nonconsolidated Affiliates

Equity in net income of nonconsolidated affiliates increased $4.5 million, or 9.0%, to $54.4 million during the year-ended December 31, 2016 from $49.9 million during the year-ended December 31, 2015. Equity in net income of nonconsolidated affiliates increased due to the acquisition of several noncontrolling interests in facilities since December 31, 2015 and the deconsolidation of one facility since December 31, 2015 (i.e., the facility became an equity method facility rather than a consolidated facility). This increase was partially offset by the consolidation of ten facilities that were previously accounted for as equity method investments during the year-ended December 31, 2015.  Additionally, changes in our ownership amounts in equity method facilities and changes in the profitability of those equity method facilities also impacted Equity in net income of nonconsolidated affiliates.

Salaries and Benefits

Salaries and benefits expense for consolidated facilities increased $75.5 million, or 21.5%, to $426.5 million for the year-ended December 31, 2016 from $351.0 million for the year-ended December 31, 2015 due to the addition of teammates of newly acquired consolidated facilities, annual salary increases and the addition of teammates to support our operations and development activities.

Supplies

Supplies expense for consolidated facilities increased $82.2 million, or 37.1%, to $303.6 million for the year-ended December 31, 2016 from $221.4 million for the year-ended December 31, 2015.  Supplies expense per case increased by 15.1% during the year-ended December 31, 2016, as compared to the prior year, primarily due to acquisitions and changes in case mix.

Other Operating Expenses

Other operating expenses for consolidated facilities increased $36.2 million, or 22.4%, to $198.1 million for the year-ended December 31, 2016 from $161.9 million for the year-ended December 31, 2015. The increase was primarily attributable to the incurrence of additional costs resulting from acquisitions and organizational growth.

Depreciation and Amortization

Depreciation and amortization expense for consolidated facilities increased $22.4 million, or 33.8%, to $88.6 million for the year-ended December 31, 2016 from $66.2 million for the year-ended December 31, 2015, primarily due to consolidated acquisitions, a correction booked in the first quarter of 2016 related to leasehold improvements and the addition of new capitalized assets since December 31, 2015.

Occupancy Costs

Occupancy costs for consolidated facilities increased $9.2 million, or 25.2%, to $45.7 million for the year-ended December 31, 2016 from $36.5 million for the year-ended December 31, 2015, primarily due to acquisitions and organizational growth.

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased $5.1 million, or 29.7%, to $22.3 million for the year-ended December 31, 2016 from $17.2 million during the year-ended December 31, 2015.  The provision for doubtful accounts as a percentage of net patient revenues was relatively consistent at approximately 2.0% for the years-ended December 31, 2016 and 2015.

Interest Expense

Interest expense for consolidated facilities increased $1.1 million, or 2.6%, to $43.2 million for the year-ended December 31, 2016 from $42.1 million for the year-ended December 31, 2015, due in part to the refinancings of our indebtedness in March 2015 and October 2016, the initiation of interest rate swaps, the assumption of facility debt in consolidation acquisitions and an increased amount of debt outstanding under our revolving credit facility which was paid off in the fourth quarter of 2016, partially offset by  $9.8 million of fair value adjustments related to our interest rate swaps.

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

Debt Modification Expense

In conjunction with the refinancings of our corporate debt in the fourth quarter of 2016 and the first quarter of 2015, we recognized $2.4 million and $5.0 million, respectively, of debt modification expense.

Loss on Extinguishment of Debt

In conjunction with the refinancings of our corporate debt in the fourth quarter of 2016 and the first quarter of 2015, we recognized a $0.2 million and $0.5 million, respectively, loss on extinguishment of debt.

Interest Income

Interest income for consolidated facilities increased to $20.5 million for the year-ended December 31, 2016 as a result of our adoption of ASU No. 2015-02 and the related deconsolidation of the Future Texas JV (see Note 4 to the consolidated financial statements included herein for further discussion). We hold a $32.1 million promissory note, at December 31, 2016, payable by the Future Texas JV which contains a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The promissory note was previously eliminated upon consolidation and the related interest income reduced Net income attributable to noncontrolling interests; however, as a result of the deconsolidation, the note and related interest are now included in Other long-term assets on our consolidated balance sheet and Interest income on our consolidated statement of operations, respectively.

Gain on Sale of Investments

We recognized gains on sale of investments of $33.0 million and $4.0 million for the years-ended December 31, 2016 and 2015, respectively. The gains recognized during the year-ended December 31, 2016 were primarily due to the consolidation of seven facilities after the JV operating agreements and the management services agreements were amended to give SCA certain control rights and the consolidation of one facility after the partnership agreement was amended to give SCA certain control rights. The gains recognized during the year-ended December 31, 2015 were primarily due to the contribution of an equity method investment to a joint venture, the sale of the right to manage a facility held as an equity method investment and the sale of a consolidated facility, partially offset by losses due to the closure of a consolidated facility.

Provision (Benefit) for Income Taxes

For the year-ended December 31, 2016, we recorded income tax expense of $28.8 million, representing an effective tax rate of 11.3%, compared to a benefit of $84.8 million, representing an effective tax rate of (44.7%), for the year-ended December 31, 2015. The $28.8 million tax expense for the year-ended December 31, 2016 included $27.5 million of deferred tax attributable to the Company’s portion of pre-tax income and $1.3 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $1.0 million attributable to noncontrolling interests. The $84.8 million tax benefit for the year-ended December 31, 2015 includes the release of the tax valuation allowance previously maintained against net deferred tax assets, net of $23.9 million of valuation allowance retained against capital loss carryforwards, and offset by $1.4 million of state income taxes accrued by subsidiaries with separate state tax filing requirements, including $1.1 million attributable to noncontrolling interests.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $32.6 million, or 20.6%, to $190.9 million for the year-ended December 31, 2016 from $158.3 million for the year-ended December 31, 2015. The increase in our consolidated net operating revenues, as described above, drove an increase in consolidated facilities’ net income.  In addition, prior to the deconsolidation of the Future Texas JV, the interest income related to the promissory note with the Future Texas JV reduced Net income attributable to noncontrolling interests. Most of our consolidated facilities include noncontrolling owners. An increase in the earnings of these facilities results in an increase in Net income attributable to noncontrolling interests.

Net Income Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates decreased $79.9 million to $35.4 million for the year-ended December 31, 2016 from $115.3 million for the year-ended December 31, 2015. The decrease was mainly attributable to the income tax benefit recorded in the third quarter of 2015, partially offset by the increase in our facilities’ revenue during the year-ended December 31, 2016.

Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014

Net Operating Revenues

Our consolidated net operating revenues increased $186.8 million, or 21.6%, for the year-ended December 31, 2015 compared to the year-ended December 31, 2014. The main factors that contributed to this increase were revenues earned from acquisitions (including the consolidation of three previously nonconsolidated facilities), increased rates paid under certain payor contracts and higher acuity case mix. Consolidated net patient revenues per case grew by 7.3% to $1,933 per case for the year-ended December 31, 2015 from $1,801 per case during the prior year, reflecting acquisitions of consolidated facilities with higher rates per case than the average rate at our existing consolidated facilities, as well as higher acuity case mix across the consolidated portfolio. The number of cases at our consolidated facilities increased to 502,660 cases during the year-ended December 31, 2015 from 437,654 cases during the year-ended December 31, 2014, largely due to acquisitions, as well as organic growth. Our number of consolidated facilities increased to 104 as of December 31, 2015 from 95 as of December 31, 2014.

For the year-ended December 31, 2015, systemwide net operating revenues grew by 18.3% compared to the year-ended December 31, 2014. The growth in systemwide net operating revenues was largely due to the acquisition of 15 consolidated facilities since the prior year, excluding three which were previously accounted for as equity method investments (see Note 3 to the consolidated financial statements included herein regarding the Kentucky JVs).  The acquisition of noncontrolling interests in nine facilities accounted for as equity method investments since the prior year and increased rates earned under certain payor contracts also contributed to the growth in systemwide net operating revenues. In addition, for the year-ended December 31, 2015, systemwide net patient revenues per case grew by 4.7% compared to the year-ended December 31, 2014, due to the acquisitions described above as well as increased rates paid under certain payor contracts.

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

Other Operating Expenses

Other operating expenses for consolidated facilities increased $37.0 million, or 29.6%, to $161.9 million for the year-ended December 31, 2015 from $124.9 million for the year-ended December 31, 2014. This increase is primarily attributable to the incurrence of additional costs resulting from acquisitions and organizational growth.

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

Provision for Doubtful Accounts

The provision for doubtful accounts for consolidated facilities increased $3.1 million, or 22.0%, to $17.2 million for the year-ended December 31, 2015 from $14.1 million during the year-ended December 31, 2014.  However, the provision remained consistent as a percentage of net patient revenues at approximately 2.0% for the year-ended December 31, 2015 and 2014.

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

Benefit (Provision) for Income Taxes

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

For the year-ended December 31, 2014, because we had a full valuation allowance booked against net deferred tax assets, our tax expense was based primarily on the amortization of tax goodwill and write-offs of book and tax goodwill. Thus, tax expense and the effective tax rate for such tax year did not bear a consistent relationship to pre-tax income.  For the year-ended December 31, 2015, because of the release of a significant portion of the valuation allowance booked against net deferred tax assets, our tax expense and effective tax rate did not bear a direct relationship to pre-tax income.

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

Net Income (Loss) Attributable to Surgical Care Affiliates

Net income attributable to Surgical Care Affiliates increased $83.3 million to $115.3 million for the year-ended December 31, 2015 from $32.0 million for the year-ended December 31, 2014. The increase is mainly attributable to the income tax benefit recorded in the third quarter of 2015 and the increase in our facilities’ revenue and operating income during the year-ended December 31, 2015.

The increase in revenues and operating income was more than offset by increases in net income attributable to noncontrolling interests, interest expense, HealthSouth option expense and debt modification expense.

Adjusted EBITDA-NCI and Adjusted Net Income Reconciliations

The following table represents the reconciliation of net income to Adjusted EBITDA-NCI and of net income attributable to Surgical Care Affiliates to Adjusted net income for the periods indicated below:

	2016	2015	2014
Adjusted EBITDA-NCI (a):
Net income	$226.3	$273.6	$157.1
(Minus):
Net income attributable to noncontrolling interests	(190.9)	(158.3)	(125.2)
Net income attributable to Surgical Care Affiliates	35.4	115.3	32.0
Plus (minus):
Interest expense	43.2	41.7	32.6
Provision (benefit) for income taxes	28.8	(84.8)	9.4
Depreciation and amortization	88.6	66.2	52.7
Loss from discontinued operations, net	0.1	0.8	9.4
Equity method amortization expense (b)	1.5	1.4	23.2
Gain on sale of investments	(33.0)	(4.0)	(7.6)
HealthSouth option expense	—	11.7	—
Debt modification expense	2.4	5.0	—
Loss on extinguishment of debt	0.2	0.5	—
Asset impairments	14.0	9.9	0.7
Loss (gain) on disposal of assets	1.8	1.9	(0.2)
Stock compensation expense (c)	12.7	8.3	4.1
Other (d)	5.5	1.3	0.4
Adjusted EBITDA-NCI	$201.1	$175.3	$156.7

Adjusted Net Income (a):
Net income attributable to Surgical Care Affiliates	$35.4	$115.3	$32.0
Plus (minus)
Provision (benefit) for income taxes	28.8	(84.8)	9.4
Noncash interest rate swap fair value adjustment	(9.8)	0.3	0.5
HealthSouth option expense	—	11.7	—
Debt modification expense	2.4	5.0	—
Loss on extinguishment of debt	0.2	0.5	—
Asset impairments	14.0	9.9	0.7
Amortization expense	20.3	14.3	10.1
Loss from discontinued operations, net	0.1	0.8	9.4
Gain on sale of investments	(33.0)	(4.0)	(7.6)
Loss (gain) on disposal of assets	1.8	1.9	(0.2)
Equity method amortization expense (b)	1.5	1.4	23.2
Stock compensation expense (c)	12.7	8.3	4.1
Other (d)	5.5	1.3	0.4
Adjusted Net Income	$79.8	$81.9	$82.0
Note: Totals above may not sum due to rounding.

(a)

Adjusted EBITDA-NCI means net income less net income attributable to noncontrolling interests before interest expense, provision (benefit) for income taxes, depreciation and amortization, net loss from discontinued operations, equity method amortization expense, gain on sale of investments, HealthSouth option expense, debt modification expense, loss on extinguishment of debt, asset impairments, loss (gain) on disposal of assets, stock compensation expense and other, which includes certain restructuring costs. Adjusted net income means net income attributable to Surgical Care Affiliates before provision (benefit) for income taxes, noncash interest rate swap fair value adjustment, HealthSouth option expense, debt modification expense, loss on extinguishment of debt, asset impairments, amortization expense, net loss from discontinued operations, gain on sale of investments, loss (gain) on disposal of assets, equity method amortization expense, stock compensation expense and other, which includes certain restructuring costs. We present Adjusted EBITDA-NCI and

Adjusted net income because we believe that they are useful metrics to investors in analyzing our operating performance on the same basis as that used by our management. Our management believes that Adjusted EBITDA-NCI can be useful to facilitate comparisons of operating performance between periods because it excludes the effect of depreciation and amortization, which represents a non-cash charge to earnings, income tax, interest expense and other expenses or income not related to the normal, recurring operations of our business. Our management believes that Adjusted net income can be useful to facilitate comparisons of our operating performance between periods because it excludes the effect of certain non-cash and other charges to earnings whose fluctuations from period-to-period do not necessarily correspond to the normal, recurring operations of our business. Adjusted EBITDA-NCI and Adjusted net income are each considered a “non-GAAP financial measure” under SEC rules and should not be considered a substitute for net income (loss) or net operating income as determined in accordance with GAAP. In addition, Adjusted EBITDA-NCI and Adjusted net income have limitations as analytical tools, including the following:

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

(b)

For the years-ended December 31, 2016, December 31, 2015 and December 31, 2014, we recorded $1.5 million, $1.4 million and $23.2 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

(c)	Excludes $0.4 million and $0.2 million of employee stock purchase plan expenses for the years-ended December 31, 2016 and 2015.
(d)	Includes restructuring costs associated with the impending Merger Agreement for the year-ended December 31, 2016.

Results of Discontinued Operations

We have closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations were as follows:

	YEAR-ENDED
	DECEMBER 31,
	2015	2014
Net operating revenues	$4.0	$15.5
Costs and expenses	(7.1)	(18.7)
Gain (loss) on sale of investments or closures	1.9	0.3
Impairments	—	(0.7)
Loss from discontinued operations	(1.2)	(3.6)
Income tax benefit (expense)	0.4	(5.8)
Net loss from discontinued operations	$(0.8)	$(9.4)

The operating results of discontinued operations for the year-ended December 31, 2016 were immaterial. The net loss from our discontinued operations is included in the line item Loss from discontinued operations, net of income tax expense in our consolidated statements of operations.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, making distributions to noncontrolling interests, financing acquisitions of interests in ASCs and surgical hospitals, servicing our existing debt and making capital expenditures. These continuing liquidity requirements have been and will continue to be significant. The following chart shows the cash flows provided by or used in operating, investing and financing activities of continuing and discontinued operations (in the aggregate) for the years-ended December 31, 2016, 2015 and 2014:

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Net cash provided by operating activities	$305.7	$263.2	$210.6
Net cash used in investing activities	(274.6)	(156.5)	(188.5)
Net cash provided by (used in) financing activities	21.5	(36.2)	(99.1)
Increase (decrease) in cash and cash equivalents	$52.5	$70.5	$(77.1)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities is primarily derived from net income before deducting non-cash charges for depreciation and amortization.

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Net Income	$226.3	$273.6	$157.1
Depreciation and amortization	88.6	66.2	52.7
Distributions from nonconsolidated affiliates	65.0	56.3	50.8
Equity in income of nonconsolidated affiliates	(54.4)	(49.9)	(32.6)
Realized gain on sale of investments	(33.0)	(4.0)	(7.6)
Provision for doubtful accounts	22.3	17.2	14.1
Change in fair value of interest rate swap	(9.8)	0.3	0.5
Healthsouth option expense	—	11.7	—
Loss on extinguishment of debt	0.2	0.5	—
Deferred income tax	27.6	(86.2)	8.6
Other operating cash flows, net	(27.1)	(22.5)	(33.0)
Net cash provided by operating activities	$305.7	$263.2	$210.6

During the year-ended December 31, 2016, we generated $305.7 million of cash flows provided by operating activities compared to $263.2 million during the year-ended December 31, 2015. Cash flows from operating activities increased $42.5 million, or 16.1%, from the prior year, primarily due to a $59.9 million increase in net income before depreciation and amortization, realized gain on sale of investments and deferred income taxes, partially offset by a $9.8 million change in the fair value of interest rate swaps.

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

Cash Flows Used in Investing Activities

During the year-ended December 31, 2016, our net cash used in investing activities was $274.6 million, consisting primarily of $172.3 million for business acquisitions, net of cash acquired, $71.2 million of capital expenditures and $49.3 million of purchases of equity interests in nonconsolidated affiliates, partially offset by $18.6 million in proceeds from disposals of assets and $7.0 million of proceeds from the sale of equity interests of nonconsolidated affiliates. Cash flows used in investing activities increased $118.1 million, or 75.5%, from the prior year, primarily due to an increase in cash outflows for business acquisitions and capital expenditures, partially offset by an increase in cash inflows from proceeds from disposals of assets.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year-ended December 31, 2016 was $21.5 million, consisting primarily of $820.6 million in long-term debt borrowings and $11.6 million of proceeds from sales of equity interests of consolidated affiliates, partially offset by $633.4 million for principal payments on long-term debt and $161.6 million of distributions to noncontrolling interests, which primarily related to existing facilities.  Net cash provided by financing activities increased $57.7 million, or 159.4%, from the prior year, primarily due to net long-term debt borrowings in conjunction with our refinancing transactions completed in October 2016.

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

Cash and cash equivalents were $131.8 million at December 31, 2016 as compared to $79.3 million at December 31, 2015. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions (reduced by the amount of outstanding checks and drafts where the right of offset exists for such bank accounts) and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds and commercial paper, to be cash equivalents. The overall working capital position at December 31, 2016 was $89.0 million compared to $56.8 million at December 31, 2015, an increase of $32.2 million. This increase was primarily driven by an increase in Cash and cash equivalents, partially offset by an increase in accrued expenses.

Based on our current level of operations, we believe cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our short-term (12 months or less) and longer-term (less than five years) liquidity needs.

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

Fourth Quarter 2016 Refinancing Transaction

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

The Indenture contains various customary affirmative and restrictive covenants, which are subject to certain significant exceptions. As of December 31, 2016, we believe that we were in compliance with these covenants.

Credit Facilities

The Credit Agreement, subject to the terms and conditions set forth therein, currently provides for a $643.25 million term loan facility (the “Term Loan Facility”), which matures in March 2022, and a $250 million Revolving Credit Facility (together with the Term Loan Facility, collectively, the “Credit Facilities”), which matures in March 2020.  The Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more additional incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan Facility was 3.75% on December 31, 2016.

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

There was $15.0 million outstanding under the Revolving Credit Facility (excluding letters of credit) as of December 31, 2015.  There was no outstanding balance under the Revolving Credit Facility (excluding letters of credit) as of December 31, 2016. At December 31, 2016 and December 31, 2015, we had approximately $13.7 million and $4.2 million, respectively, of letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2016, the Revolving Credit Facility had a capacity of $236.3 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test, and the Company was in compliance with such leverage ratio test as of December 31, 2016. At December 31, 2016, we had approximately $13.7 million in letters of credit outstanding that utilize capacity under the Revolving Credit Facility.  We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. No such payment was required at December 31, 2016.  Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit us from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. We believe that we were in compliance with these covenants as of December 31, 2016.

Other Debt

Certain partnerships included in the Company’s consolidated financial statements have loans with financial institutions and other parties, including notes payable to banks and others. These loans mature at various dates through 2030 and accrue interest at fixed and variable rates typically ranging from 2.0% to 10.0%. As of December 31, 2016, we were in violation of certain financial covenants related to certain of these debt instruments. Based on discussions with the various lenders, we have not been advised that any lender has the intention to accelerate our debt obligations based on current circumstances, notwithstanding each of them expressly reserving the right to do so. We are currently negotiating with the various lenders to secure either a waiver for compliance with such covenants within a specified period of time, or an amendment to the applicable agreement to modify the terms of the covenant. However, no assurances can be provided regarding the ability to successfully negotiate default waivers or amendments pertaining to the covenants on behalf of certain partnerships, although we have a plan in place to alleviate the noncompliance. As a result, we have reclassified $21.1 million from Long-term debt, net of current portion to Current portion of long-term debt as of December 31, 2016.

Contractual Obligations

The table below sets forth our future maturities of debt, interest on debt, capitalized lease obligations, operating lease obligations and other contractual obligations as of December 31, 2016:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
	(in millions)
Debt obligations (1)	$1,010.2	$50.1	$44.8	$33.3	$882.0
Interest on debt obligations (2)	241.7	46.1	85.9	79.9	29.8
Capitalized lease obligations (3)	184.2	22.2	38.1	27.8	96.1
Operating lease obligations (4)	205.2	35.0	62.0	43.0	65.2
Other contractual obligations (5)	3.9	1.8	1.8	0.3	—
Total	$1,645.2	$155.2	$232.6	$184.3	$1,073.1
(1)

As of December 31, 2016 and for purposes of this table, our indebtedness included (i) $641.6 million of Term Loans, (ii) $250.0 million aggregate principal amount of Senior Notes and (iii) $118.6 million of notes payable to banks and others.

(2)

Represents (i) interest expense on the debt obligations based on an assumed interest rate of the current 1-month LIBOR rate as of December 31, 2016 plus 275 basis points with respect to the Term Loan, an interest rate of 2.75% with a LIBOR floor of 1.00% and an interest rate of 6.00% per annum with respect to the Senior Notes, (ii) quarterly commitment fees on unused borrowing capacity under the Revolving Credit Facility and  (iii) various fixed and variable rates on notes payable to banks and others.

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

Capital Expenditures

Currently, we project our capital expenditures for fiscal year 2017 to be approximately $55 million, which we expect to finance primarily through internally generated funds and bank or manufacturer financing. Capital expenditures totaled $71.2 million and $44.8 million for the years-ended December 31, 2016 and 2015, respectively. The capital expenditures made during 2016 consisted primarily of the purchase of real estate related to the CMIS acquisition, which was sold during the first quarter of 2016, and fixture improvements made at our leased facilities, remodeling and expansion of existing facilities and our purchase of medical and other equipment. These capital expenditures were financed primarily through internally generated funds and bank or manufacturer financing. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

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

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in many of our facilities. At December 31, 2016, we accounted for 61 of our 205 facilities under the equity method. Similar to our consolidated facilities, our nonconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to us. With respect to our equity method facilities, these debts are not included in our consolidated financial statements. At December 31, 2016, the total debt on the balance sheets of our nonconsolidated affiliates was approximately $63.4 million. Our average percentage of ownership of these nonconsolidated affiliates, weighted based on the particular affiliate’s amount of debt and our ownership of such affiliate, was approximately 28% at December 31, 2016. We or one of our wholly-owned subsidiaries collectively guaranteed $8.5 million of the $63.4 million in total debt of our nonconsolidated affiliates as of December 31, 2016. Our guarantees related to operating leases of nonconsolidated affiliates were $5.7 million at December 31, 2016.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, variable interest entities, comprehensive income (loss), revenue recognition, accounts receivable, noncontrolling interests in consolidated affiliates, equity-based compensation, income taxes, goodwill, impairment of long-lived assets and other intangible assets and other than temporary impairments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs for which we are the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.

We evaluate partially owned subsidiaries and joint ventures held in partnership form using authoritative guidance, which includes a framework for evaluating whether a general partner(s), managing member(s) or board of managers controls an affiliate, and therefore, we should consolidate it. To the extent that any noncontrolling investor has rights that inhibit our ability to control the affiliate, including substantive veto rights, dissolution rights or management agreement termination rights, we do not consolidate the affiliate.

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

As a result of our adoption of ASU No. 2015-02, at December 31, 2016, we held a variable interest in 103 facilities, 11 JV parent entities, and three other entities that we determined to be VIEs of which we are the primary beneficiary, and 20 facilities, two JV parent entities and two other entities that we determined to be VIEs of which we are not the primary beneficiary.  At December 31, 2015, we held a variable interest in 16 facilities and six JV parent entities of which we were the primary beneficiary, and we did not hold a variable interest in a VIE of which we were not the primary beneficiary. See Note 4 for further discussion of our involvement with VIEs.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders’ equity. During the years ended December 31, 2016, 2015 and 2014, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income.

Revenue Recognition

Our revenues consist primarily of net patient revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state payors (primarily the Medicare and Medicaid programs), commercial health insurance plans, workers’ compensation programs and employers. These estimates are complex and require significant judgment. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements and payment history. Third-party payor contractual payment terms are generally based upon predetermined rates per procedure or discounted fee-for-service rates.

During the year-ended December 31, 2016, approximately 66% of our net patient revenues related to patients with commercial insurance coverage. Healthcare service providers are under increasing pressure to accept reduced reimbursement for services on these contracts. Continued reductions could have a material adverse impact on our financial position, results of operations and cash flows.

During the year-ended December 31, 2016, approximately 23% of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and are routinely modified for provider reimbursement. We are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations and cash flows.

During the year-ended December 31, 2016, approximately 7% of our net patient revenues related to patients with workers’ compensation coverage. Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control. A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities that perform a significant number of workers compensation cases.

During the year-ended December 31, 2016, uninsured or self-pay revenues accounted for less than 5% of our net patient revenues.

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

Accounts receivable from government payors are significant to our operations, comprising 18% of net patient service accounts receivable at December 31, 2016. We do not believe there are significant credit risks associated with these government payors.

Accounts receivable related to workers’ compensation are significant to our operations, comprising 12% of net patient service accounts receivable at December 31, 2016. We do not believe there are significant credit risks associated with workers’ compensation payors and related receivables.

Accounts receivable from commercial health plans were 61% of our net patient service accounts receivable at December 31, 2016. Because the category of commercial health insurance plans is composed of numerous individual payors which are geographically dispersed, our management does not believe there are any significant concentrations of revenues from any individual payor that would subject us to significant credit risks in the collection of our accounts receivable.

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix or trends in federal or state governmental healthcare coverage. Due to the complexity of insurance reimbursements and inherent limitations of insurance verification procedures, we expect we will continue to have write-offs of bad debt and provision for doubtful accounts. In 2016 our Provision for doubtful accounts was approximately 2% of net patient revenue. We reserve for doubtful accounts based principally upon the payor class and age of the receivable. We also write off accounts on an individual basis based on that information. We believe our policy allows us to accurately estimate our Provision for doubtful accounts.

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

Equity-Based Compensation

We have two active equity-based compensation plans, the 2013 Omnibus Long-Term Incentive Plan and the 2016 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as performance shares and RSUs to key teammates, directors, service providers, consultants and affiliates. Additionally, prior to our IPO, we made grants of RSUs to certain non-employee directors and an executive officer that were not made under any of the Plans.

Under the Plans, our key teammates, directors, service providers, consultants and affiliates are provided with what we believe to be appropriate incentives to encourage them to continue employment with us or providing service to us or any of our affiliates and to improve our growth and profitability.

Option awards are generally granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions, or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the TPG Funds and/or any of its affiliates achieves a minimum cash return on its original investment. All existing RSU awards vest over time. Performance share awards vest based upon the passage of time and the Company’s achievements of various performance metrics.

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

We determine recoverability of goodwill by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, industry economic factors and future business strategy. All assumptions are interdependent, and therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted.

The results of the assessment performed as of October 1, 2016 indicated that the fair values of the six reporting units substantially exceeded their carrying values. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Recent Revisions to Authoritative Accounting Guidance

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently assessing the effect that this guidance will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control.  This standard modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard is effective January 1, 2017 with retrospective application to January 1, 2016. We do not expect this ASU to have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. This standard will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted.  The Company is evaluating the effect that ASU No. 2016-16 will have on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not already been issued. We do not expect this ASU to have a material impact on our consolidated financial position, results of operations and cash flows.

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This standard clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  This ASU should be adopted concurrent with ASU No. 2015-03, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU became effective for the Company on January 1, 2016.  The provisions were applied on a retrospective basis as a change in accounting principle. This ASU did not have a material impact on our consolidated financial position and had no impact on our results of operations or cash flows. All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU (See Note 7).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. The ASU became effective for the Company on January 1, 2016, and the Company chose the modified retrospective approach to adoption. The ASU requires, if practical, that the Company recognize the assets and liabilities of any entities that will be consolidated for the first time or deconsolidated due to the adoption of the ASU and that such assets and liabilities be measured as if the guidance had always been applied. The modified retrospective approach requires that any difference between the net amount of the assets and liabilities of the entities that are added to, or subtracted from, the Company’s balance sheet and the previously held or retained interest should be recognized as a cumulative-effect adjustment to accumulated deficit at the beginning of the annual period for the period of adoption.  Due to our adoption of ASU No. 2015-02, we determined that 73 facilities, five parent entities and four other entities that were previously consolidated as voting interest entities due to our ownership of a controlling financial interest are considered VIEs, effective January 1, 2016, and are consolidated under the VIE model due to our ability to control the activities that most significantly impact the economic performance of these entities and our obligation to absorb losses and the right to receive benefits of these VIEs that could potentially be significant to the VIE. The consolidation of these entities under the VIE model did not have an impact on the Company’s financial position, results of operations, or cash flows for the year-ended December 31, 2016 since the Company previously consolidated them as voting interest entities. The adoption of the ASU also resulted in the deconsolidation of one facility and its respective parent entity which we previously consolidated under the voting interest model and one JV parent entity that we previously consolidated under the VIE model. As a result of the deconsolidation, we recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to Accumulated deficit as of January 1, 2016. Our consolidated financial statements as of and for the year-ended December 31, 2016 reflect the deconsolidation of these entities under the modified retrospective approach. Our adoption of the ASU did not change the nature of the risks associated with our involvement with any VIEs. See Note 4 for further discussion of our involvement with VIEs and for further discussion of the entities we deconsolidated as a result of our adoption of ASU No. 2015-02.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU No. 2014-09. The adoption of these additional ASUs must be concurrent with the adoption of ASU No. 2014-09. These ASUs become effective for the Company at the beginning of its 2018 fiscal year, and early adoption is not permitted. We are currently assessing the impact that these ASUs will have on our consolidated financial position, results of operations and cash flows.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk is our exposure to variable interest rates. As of December 31, 2016, we had $1,010.2 million of indebtedness (excluding capital leases), of which $691.4 million is at variable interest rates and $318.8 million is at fixed interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

Interest rate swaps with notional amounts of $140.0 million and $50.0 million terminated on September 30, 2016. In September 2016, the Company entered into two interest rate swaps with an aggregate notional amount of $443.3 million outstanding as of December 31, 2016. These swaps are “receive floating/pay fixed” instruments, meaning we receive floating rate payments, which fluctuate based upon LIBOR, from the counterparty and provide payments to the counterparty at a fixed rate, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt in order to limit the variability of interest-related payments caused by changes in LIBOR. The aggregate notional amount of $443.3 million in interest rate swaps will terminate on

March 17, 2022. Assuming a 100 basis point increase in LIBOR on our un-hedged debt at December 31, 2016, our annual interest expense would increase by approximately $2.0 million.

Counterparties to the interest rate swaps discussed above expose us to credit risks to the extent of their potential non-performance. The credit ratings of the counterparties, which consist of investment banks, are monitored at least quarterly. We have completed a review of the financial strength of the counterparties using publicly available information, as well as qualitative inputs, as of December 31, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these interest rate swaps. However, we cannot assure you that these actions will protect us against or limit our exposure to all counterparty or market risks.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Surgical Care Affiliates, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity and cash flows present fairly, in all material respects, the financial position of Surgical Care Affiliates, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded all 2016 business combinations from its assessment of internal control over financial reporting as of December 31, 2016 because these entities were acquired by the Company in purchase business combinations during 2016. We have also excluded all 2016 business combinations from our audit of internal control over financial reporting.  The acquired entities are consolidated subsidiaries of the Company whose total assets and net operating revenues represent 4.5% and 11.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 21, 2017

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$131,791	$79,269
Restricted cash	31,746	26,116
Accounts receivable, net of allowance for doubtful accounts (2016 — $17,676; 2015 — $17,045)	167,656	129,659
Receivable from nonconsolidated affiliates	47,395	46,949
Prepaids and other current assets	52,328	32,869
Total current assets	430,916	314,862
Property and equipment, net of accumulated depreciation (2016 — $157,987; 2015 — $99,678)	353,054	296,831
Goodwill	1,455,126	1,061,088
Intangible assets, net of accumulated amortization (2016 — $68,930; 2015 — $48,495)	151,823	109,188
Deferred debt issue costs	977	1,277
Investment in and advances to nonconsolidated affiliates	228,215	216,111
Other long-term assets	43,888	1,846
Assets held for sale	6,711	408
Total assets (a)	$2,670,710	$2,001,611
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$64,053	$32,503
Accounts payable	52,618	37,419
Accrued payroll	45,190	37,802
Accrued interest	4,194	4,173
Accrued distributions	44,238	37,175
Payable to nonconsolidated affiliates	92,112	77,683
Other current liabilities	38,800	31,306
Current liabilities held for sale	665	26
Total current liabilities	341,870	258,087
Long-term debt, net of current portion	1,051,447	851,849
Deferred income tax liability	71,878	44,339
Other long-term liabilities	33,350	31,615
Liabilities held for sale	185	—
Total liabilities (a)	1,498,730	1,185,890
Commitments and contingent liabilities (Note 17)
Noncontrolling interests — redeemable (Note 10)	17,037	21,989
Equity
Surgical Care Affiliates’ equity
Common stock, $0.01 par value, 180,000 shares authorized, 40,499 and 39,690 shares outstanding, respectively	405	397
Additional paid in capital	463,686	442,678
Accumulated deficit	(24,027)	(60,814)
Total Surgical Care Affiliates’ equity	440,064	382,261
Noncontrolling interests — non-redeemable	714,879	411,471
Total equity	1,154,943	793,732
Total liabilities and equity	$2,670,710	$2,001,611
(a)

Our consolidated assets as of December 31, 2016 and December 31, 2015 include total assets of variable interest entities (“VIE”) of $453.4 million and $76.1 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2016 and December 31, 2015 include total liabilities of the VIEs of $241.5 million and $41.0 million, respectively, for which the creditors of the VIEs have no recourse to us, with the exception of $24.8 million and $4.0 million of debt guaranteed by us at December 31, 2016 and December 31, 2015, respectively. See further description in Note 4, Variable Interest Entities.

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Net operating revenues:
Net patient revenues	$1,201,609	$971,422	$788,048
Management fee revenues	54,829	61,011	58,914
Other revenues	24,967	19,057	17,774
Total net operating revenues	1,281,405	1,051,490	864,736
Equity in net income of nonconsolidated affiliates	54,427	49,867	32,564
Operating expenses:
Salaries and benefits	426,528	351,029	297,174
Supplies	303,583	221,392	177,853
Other operating expenses	198,128	161,854	124,870
Depreciation and amortization	88,584	66,225	52,663
Occupancy costs	45,715	36,480	29,390
Provision for doubtful accounts	22,286	17,195	14,051
Impairment of intangible and long-lived assets	1,869	625	610
Loss (gain) on disposal of assets	1,757	1,886	(232)
Total operating expenses	1,088,450	856,686	696,379
Operating income	247,382	244,671	200,921
Interest expense	43,198	42,111	32,785
Healthsouth option expense	—	11,702	—
Debt modification expense	2,356	5,032	—
Loss on extinguishment of debt	156	544	—
Interest income	(20,484)	(367)	(174)
Gain on sale of investments	(33,049)	(3,982)	(7,633)
Income from continuing operations before income tax expense	255,205	189,631	175,943
Provision (benefit) for income taxes	28,823	(84,778)	9,439
Income from continuing operations	226,382	274,409	166,504
Loss from discontinued operations, net of income tax expense	(77)	(784)	(9,355)
Net income	226,305	273,625	157,149
Less: Net income attributable to noncontrolling interests	(190,858)	(158,304)	(125,169)
Net income attributable to Surgical Care Affiliates	$35,447	$115,321	$31,980
Basic net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.88	$2.95	$1.07
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.02)	$(.24)
Net income per share attributable to Surgical Care Affiliates	$.88	$2.93	$.83
Basic weighted average shares outstanding	40,214	39,360	38,477
Diluted net income (loss) per share attributable to Surgical Care Affiliates:
Continuing operations attributable to Surgical Care Affiliates	$.86	$2.85	$1.03
Discontinued operations attributable to Surgical Care Affiliates	$—	$(.02)	$(.23)
Net income per share attributable to Surgical Care Affiliates	$.86	$2.83	$.80
Diluted weighted average shares outstanding	41,106	40,734	39,958

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

					Total
			Additional		Surgical Care	Noncontrolling
	Common Stock		Paid in	Accumulated	Affiliates	Interests-	Total
	Shares	Amount	Capital	Deficit	Equity	Non-redeemable	Equity
Balance at December 31, 2013	38,166	$382	$413,419	$(208,115)	$205,686	$210,285	$415,971
Net income	—	—	—	31,980	31,980	102,564	134,544
Issuance of stock pursuant to teammate equity plans	482	4	1,866	—	1,870	—	1,870
Stock compensation	—	—	4,126	—	4,126	—	4,126
Net change in equity related to purchase of ownership interests	—	—	(323)	—	(323)	78,153	77,830
Contributions from noncontrolling interests	—	—	—	—	—	22,677	22,677
Change in distribution accrual	—	—	—	—	—	(233)	(233)
Distributions to noncontrolling interests	—	—	—	—	—	(89,819)	(89,819)
Balance at December 31, 2014	38,648	386	$419,088	$(176,135)	$243,339	$323,627	$566,966
Net income	—	—	—	115,321	115,321	129,800	245,121
Issuance of stock pursuant to teammate equity plans	716	8	6,636	—	6,644	—	6,644
HealthSouth stock option	326	3	11,699	—	11,702	—	11,702
Stock compensation	—	—	8,519	—	8,519	—	8,519
Net change in equity related to amendments in agreements with noncontrolling interests (Note 10)	—	—	—	—	—	(504)	(504)
Net change in equity related to purchase of ownership interests	—	—	(3,264)	—	(3,264)	86,284	83,020
Contributions from noncontrolling interests	—	—	—	—	—	6,276	6,276
Change in distribution accrual	—	—	—	—	—	(8,352)	(8,352)
Distributions to noncontrolling interests	—	—	—	—	—	(125,660)	(125,660)
Balance at December 31, 2015	39,690	$397	$442,678	$(60,814)	$382,261	$411,471	$793,732
Net income	—	—	—	35,447	35,447	170,866	206,313
Issuance of stock pursuant to teammate equity plans	809	8	7,457	—	7,465	—	7,465
Stock compensation	—	—	13,065	—	13,065	—	13,065
Net change in equity related to amendments in agreements with noncontrolling interests (Note 10)	—	—	—	—	—	3,301	3,301
Net change in equity related to purchase of ownership interests	—	—	486	1,340	1,826	269,848	271,674
Contributions from noncontrolling interests	—	—	—	—	—	4,170	4,170
Change in distribution accrual	—	—	—	—	—	(3,335)	(3,335)
Distributions to noncontrolling interests	—	—	—	—	—	(141,442)	(141,442)
Balance at December 31, 2016	40,499	$405	$463,686	$(24,027)	$440,064	$714,879	$1,154,943

See Notes to Consolidated Financial Statements.

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$226,305	$273,625	$157,149
Loss from discontinued operations	77	784	9,355
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	22,286	17,195	14,051
Depreciation and amortization	88,584	66,225	52,663
Amortization of deferred issuance costs	1,290	1,352	2,954
Impairment of long-lived assets, intangibles and receivables from nonconsolidated affiliates	3,100	625	610
Realized gain on sale of investments	(33,049)	(3,982)	(7,633)
Loss (gain) on disposal of assets	1,757	1,886	(232)
Equity in net income of nonconsolidated affiliates	(54,427)	(49,867)	(32,564)
Distributions from nonconsolidated affiliates	65,036	56,263	50,773
Deferred income tax	27,552	(86,185)	8,556
Stock compensation	13,065	8,519	4,126
Change in fair value of interest rate swaps	(9,751)	336	485
Loss on extinguishment of debt	156	544	—
HealthSouth option expense	—	11,702	—
(Increase) decrease in assets, net of business combinations
Accounts receivable	(39,557)	(31,066)	(18,692)
Other assets	(35,234)	18,576	(66,709)
(Decrease) increase in liabilities, net of business combinations
Accounts payable	8,299	(10,740)	4,709
Accrued payroll	4,584	6,476	2,404
Accrued interest	21	3,939	(213)
Other liabilities	15,626	(19,450)	34,261
Other	392	(332)	(722)
Net cash used in operating activities of discontinued operations	(452)	(3,219)	(4,750)
Net cash provided by operating activities	305,660	263,206	210,581
Cash flows from investing activities
Capital expenditures	(71,190)	(44,760)	(37,304)
Proceeds from sale of business	755	6,884	2,711
Proceeds from disposal of assets	18,583	2,303	1,302
Proceeds from sale of equity interests of nonconsolidated affiliates	7,016	20,512	2,344
Proceeds from sale of equity interests of consolidated affiliates in deconsolidation transactions	—	—	2,375
Repurchase of equity interests of nonconsolidated affiliates	(444)	—	—
Decrease in cash related to conversion of consolidated affiliates to equity interests	(56)	(37)	(30)
Increase in cash related to conversion of equity method affiliates to consolidated affiliates	124	—	—
Net change in restricted cash	4,370	(1,543)	1,062
Net settlements on interest rate swap	(1,670)	(1,449)	(1,539)
Business acquisitions, net of cash acquired 2016 - $5,107; 2015 - $2,711; 2014 - $2,527	(172,152)	(112,794)	(122,165)
Purchase of equity interests in nonconsolidated affiliates	(49,278)	(35,642)	(36,032)
Return of equity method investments in nonconsolidated affiliates	2,567	2,284	2,555
Purchase of management services agreements	(10,579)	(2,057)	(600)
Other	(2,666)	(1,167)	(3,191)
Net cash provided by investing activities of discontinued operations	—	11,000	—
Net cash used in investing activities	$(274,620)	$(156,466)	$(188,512)

SURGICAL CARE AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR-ENDED
	DECEMBER 31,
	2016	2015	2014
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	$820,580	$728,310	$35,646
Payment of debt acquisition costs	248	(3,238)	—
Principal payments on line of credit arrangements and long-term debt	(633,420)	(614,468)	(31,083)
Principal payments under capital lease obligations	(14,517)	(9,042)	(8,225)
Distributions to noncontrolling interests of consolidated affiliates	(161,635)	(150,529)	(113,432)
Contributions from noncontrolling interests of consolidated affiliates	6,766	6,276	17,452
Proceeds from sale of equity interests of consolidated affiliates	11,625	5,933	5,593
Repurchase of equity interests of consolidated affiliates	(15,637)	(6,124)	(8,726)
Proceeds from teammate equity plans	18,370	12,054	5,820
Tax payments on options and awards	(10,895)	(5,409)	—
Other	—	—	(2,189)
Net cash provided by (used in) financing activities	21,485	(36,237)	(99,144)
Change in cash and cash equivalents	52,525	70,503	(77,075)
Cash and cash equivalents at beginning of period	79,269	8,731	85,829
Cash and cash equivalents of discontinued operations at beginning of period	2	37	14
Less: Cash and cash equivalents of discontinued operations at end of period	(5)	(2)	(37)
Cash and cash equivalents at end of period	$131,791	$79,269	$8,731
Supplemental cash flow information
Cash paid during the year for interest	$53,797	$37,615	$31,173
Cash paid during the year for income taxes	875	1,021	753
Supplemental schedule of noncash investing and financing activities
Property and equipment acquired through capital leases and installment purchases	32,895	18,640	9,722
Goodwill attributable to sale of surgery centers	—	2,503	752
Net investment in consolidated affiliates that became equity method facilities	590	164	1,848
Noncontrolling interest associated with conversion of consolidated affiliates to equity method affiliates	—	1,750	3,886
Contributions (non-cash) from noncontrolling interests of consolidated affiliates	—	—	5,225
Accrued capital expenditures at end of period	2,469	3,976	3,457
Equity interest purchase in nonconsolidated affiliates via withheld distributions	—	5,259	—

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

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations and Ownership of the Company

Surgical Care Affiliates, Inc., a Delaware corporation, was formed primarily to own and operate a network of multi-specialty ambulatory surgery centers (“ASCs”) and surgical hospitals in the United States of America. We do this through our direct operating subsidiary, Surgical Care Affiliates, LLC (“SCA”). As of December 31, 2016, the Company operated in 33 states and had an interest in and/or operated 197 freestanding ASCs, seven surgical hospitals and one sleep center with 11 locations, with a concentration of facilities in California, Texas, Florida, Indiana and New Jersey. Our ASCs and surgical hospitals primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology, neurosurgery and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures. At our surgical hospitals, physicians perform a broader range of surgical procedures, and patients may stay in the hospital for several days.

Business Structure

Our business model is focused on building strategic relationships with health plans, medical groups and health systems to invest in, develop and optimize facilities in an aligned economic model that enables better access to high-quality surgical care at lower cost. As of December 31, 2016, we owned and operated facilities in partnership with approximately 3,000 physician partners. The facilities in which we hold an ownership interest are owned by general partnerships, limited partnerships (“LPs”), limited liability partnerships (“LLPs”) or limited liability companies (“LLCs”) in which a subsidiary of the Company typically serves as the general partner, limited partner, managing member or member.  We account for our 205 facilities as follows:

AS OF
DECEMBER 31, 2016
Consolidated facilities	125
Equity method facilities	61
Managed-only facilities	19
Total facilities	205
(1)	As of December 31, 2016, we consolidated 103 facilities as Variable Interest Entities (“VIE”) (see Note 4).

Basis of Presentation

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

NOTE 2 — TRANSACTIONS

Acquisitions of Consolidated Facilities

During the year-ended December 31, 2016, we obtained a controlling interest in 27 ASCs for total consideration of $183.4 million.  One of the 27 ASCs was previously a managed-only facility, and 10 of the 27 ASCs were previously held as equity method investments.  These acquisitions are described in further detail below.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. The fair value of identifiable intangible assets was based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the centers’ favorable reputations in their markets, their market positions, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions. The total amount of goodwill that is expected to be tax deductible as a result of these 2016 transactions is approximately $191.8 million.

The details of the 27 consolidated acquisitions closed during the year-ended December 31, 2016 are as follows:

					Cash Consideration
						(in millions)
Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of facilities	Equity Interest(2)	Management Agreement(3)	Total
Q1 Transactions
Southwest Surgery Center, LLC ("Center for Minimally Invasive Surgery" or "CMIS")	Mokena, IL	1/1/2016	60.0%	1	$30.0	$—	$30.0
Winchester Endoscopy, LLC ("Winchester")	Libertyville, IL	1/21/2016	51.0%	1	$15.3	$—	$15.3
Opthalmology Surgery Center of Dallas, LLC ("OSCD")(4)	Dallas, TX	3/1/2016	25.0%	1	$3.7	$3.4	$7.1
Space Coast Surgery Center, Ltd. ("Merritt Island")	Merritt Island, FL	3/1/2016	50.9%	1	$4.5	$—	$4.5
Midway Surgery Center ("Midway")(5)	St. Paul, MN	3/1/2016	26.0%	1	$0.6	$—	$0.6
HealthEast Surgery Center-Maplewood, LLC ("Maplewood")(6)	Maplewood, MN	3/1/2016	26.0%	1	$—	$—	$—
Barranca Surgery Center, LLC ("Barranca")(7)	Irvine, CA	3/1/2016	20.5%	1	$—	$—	$—
Q2 Transactions
Gladiolus Surgery Center, LLC ("Gladiolus")	Ft. Myers, FL	4/1/2016	50.0%	1	$9.3	$—	$9.3
Surgicare of Mobile, Ltd. ("Mobile")(8)	Mobile, AL	4/1/2016	20.0%	1	$—	$—	$—
Dublin Surgery Center, LLC ("Dublin")(9)	Dublin, OH	5/1/2016	60.0%	1	$3.8	$—	$3.8
Thomas Johnson Surgery Center, LLC ("Thomas Johnson")	Frederick, MD	5/1/2016	60.0%	1	$5.6	$—	$5.6
Grove Place Surgery Center, LLC ("Grove Place")	Vero Beach, FL	6/2/2016	52.6%	1	$1.5	$0.5	$2.0
Q3 Transactions
MemorialCare Transaction ("MemorialCare")(10)
GLBESC, LLC ("GLBESC")	Glendale, CA	7/1/2016	25.0%	1	$—	$—	$—
MemorialCare Surgical Center at Saddleback, LLC	Laguna Hills, CA	7/1/2016	25.7%	1	$—	$—	$—
MemorialCare Surgical Center at Saddleback, LLC	Laguna Woods, CA	7/1/2016	25.7%	1	$—	$—	$—
Digestive Disease Center, L.P.	Laguna Hills, CA	7/1/2016	25.0%	1	$—	$—	$—
MemorialCare Surgical Center at Orange Coast, LLC	Fountain Valley, CA	7/1/2016	25.0%	1	$—	$—	$—
PS Center, LLC	Costa Mesa, CA	7/1/2016	49.0%	1	$—	$—	$—
MemorialCare Surgical Center at Saddleback, LLC	Laguna Niguel, CA	7/1/2016	25.7%	1	$—	$—	$—
Somerset Outpatient Surgery, LLC ("Raritan Valley")	Somerset, NJ	7/8/2016	60.0%	1	$27.0	$1.3	$28.3
Arlington Surgery Center, LLC ("Arlington")	Arlington, TX	8/1/2016	25.0%	1	$0.5	$0.5	$1.0
Executive Surgery Center, LLC ("Executive")	Tomball, TX	8/1/2016	55.0%	1	$13.2	$0.3	$13.5
Metropolitan Medical Partners, LLC ("Chevy Chase")	Chevy Chase, MD	8/1/2016	59.4%	1	$19.8	$—	$19.8
Q4 Transactions
Ambulatory Ankle and Foot Center of Florida, Inc. ("AAFC")(11)	Orlando, FL	10/24/2016	66.1%	1	$3.8	$—	$3.8
Miami Surgery Center, LLC ("Doral")	Doral, FL	12/1/2016	55.0%	1	$14.0	$—	$14.0
Surgicare, LLC ("Bloomington")	Bloomington, IN	12/1/2016	51.0%	1	$24.3	$—	$24.3
Midwest Center for Day Surgery, LLC ("Midwest")	Downers Grove, IL	12/1/2016	26.0%	1	$0.5	$—	$0.5
				27	$177.4	$6.0	$183.4

(1)	All facilities are ASCs unless otherwise noted.
(2)	Purchase price for controlling interest acquired, which means that SCA has the ability to consolidate the entity.
(3)	Purchase price for rights to manage the facility.
(4)	Subsequent to closing, SCA purchased the billing services agreement of the facility for cash consideration of $0.4 million.
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
(10)

These facilities were previously accounted for under the equity method of accounting.  We consolidated these facilities as of July 1, 2016, after the joint venture operating agreements and the management services agreements were amended to give SCA certain control rights.  We did not pay cash consideration for the delegation of these control rights.  A pre-tax gain of approximately $16.2 million related to this transaction was recorded in Gain on sale of investments in the accompanying consolidated statements of operations.

(11) AAFC contributed substantially all of its assets to Orlando Center for Outpatient Surgery, L.P. (“OCOS”), an existing consolidated SCA facility, in exchange for cash and a 15.3% noncontrolling partnership interest in OCOS.  SCA’s pro rata portion of the $3.8 million purchase price is $2.5 million, which is based on its ownership interest in OCOS.  As a result of the transaction, the AAFC location closed, and its operations were combined into the OCOS location.

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

Effective December 1, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Midway Management, LLC, purchased substantially all of the assets of Midwest Surgical Management Group, LLC for $2.4 million.  The assets included management agreements with (1) Naperville Surgical Centre, LLC, in which we previously acquired a noncontrolling interest in the second quarter of 2016; (2) Midwest Center for Day Surgery, LLC, in which we acquired a controlling interest in the fourth quarter of 2016; and (3) Advocate Southwest Ambulatory Surgery Center, L.L.C. and Palos Hills Surgery Center LLC that we now account for as managed-only facilities. For these management agreements, we recorded a management agreement intangible asset, which is not included in the tables set forth below, of $2.2 million with an estimated useful life of 15 years.

The aggregate amounts recognized as of the applicable acquisition date for each major class of assets and liabilities assumed in the 27 consolidated acquisitions closed during the year-ended December 31, 2016 are as follows:

				Q4 Transactions
	Q1 Transactions	Q2 Transactions	Q3 Transactions	AAFC	Doral	Bloomington	Midwest	Total
Current assets
Cash and cash equivalents	$2,151	$278	$885	$—	$153	$—	$1,764	$5,231
Accounts receivable	2,984	3,139	11,515	—	1,639	1,324	770	21,371
Other current assets	2,878	1,315	8,373	—	22	70	85	12,743
Total current assets	8,013	4,732	20,773	—	1,814	1,394	2,619	39,345
Property and equipment	9,283	10,872	31,717	46	1,043	800	2,717	56,478
Goodwill	93,272	60,112	181,031	3,955	18,579	42,376	—	399,325
Intangible assets	16,947	11,783	28,947	250	3,310	3,330	450	65,017
Total assets	$127,515	$87,499	$262,468	$4,251	$24,746	$47,900	$5,786	$560,165

Current liabilities
Accounts payable and other current liabilities	$3,751	$5,453	$10,297	$—	$267	$204	$1,296	$21,268
Total current liabilities	3,751	5,453	10,297	—	267	204	1,296	21,268
Other long-term liabilities	2,686	7,449	11,915	—	64	117	2,575	24,806
Total liabilities	$6,437	$12,902	$22,212	$—	$331	$321	$3,871	$46,074

Intangible assets acquired in 2016 in connection with the above consolidated acquisitions include:

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Certificates of need	$11,900	15.0*(1)
Licenses	$13,066	15.0*
Management agreements	$21,473	15.0*
Noncompete agreements	$18,578	4.1*
Total	$65,017	11.9*
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

During the year-ended December 31, 2015, we acquired a controlling interest in 16 ASCs and two surgical hospitals for total consideration of $116.5 million.  Three of the 18 acquisitions were previously equity method investments. The aggregate amounts recognized as of the acquisition date for each major class of assets and liabilities assumed in the 18 consolidated acquisitions closed during the year-ended December 31, 2015 are as follows:

Current assets
Cash and cash equivalents	$2,711
Accounts receivable	14,898
Other current assets	1,905
Total current assets	19,514
Property and equipment	80,147
Goodwill	165,419
Intangible assets	39,122
Total assets	$304,202

Current liabilities
Accounts payable and other current liabilities	$23,242
Total current liabilities	23,242
Other long-term liabilities	75,335
Total liabilities	$98,577

Acquisitions of Noncontrolling Interests in Facilities

During the year-ended December 31, 2016, we acquired a noncontrolling interest in seven ASCs for total cash consideration of $48.7 million. These acquisitions are accounted for as equity method investments. The details of these seven acquisitions are as follows:

Facility(1)	Location	Transaction Date	SCA Effective Ownership	Number of facilities	Cash Consideration (in millions)
Naperville Surgical Centre, LLC	Naperville, IL	6/1/2016	12.8%	1	$0.2
San Diego Sports and Minimally Invasive Surgery Center, LLC ("SMI")(2)	San Diego, CA	6/1/2016	31.6%	1	$0.8
Bergen-Passaic Cataract Laser and Surgery Center, LLC	Fair Lawn, NJ	8/1/2016	28.0%	1	$2.5
Surgical Center of San Diego, LLC	San Diego, CA	9/1/2016	25.0%	1	$5.1
Center for Surgery of North Coast L.P. ("Encinitas")	Encinitas, CA	11/1/2016	25.1%	1	$3.7
River Valley ASC, LLC	Norwich, CT	11/1/2016	49.0%	1	$23.5
The Surgical Center of Connecticut, LLC	Bridgeport, CT	11/1/2016	49.0%	1	$12.9
				7	$48.7

(1)	All facilities are ASCs unless otherwise noted.
(2)

Contemporaneously with our purchase of 31.6% of SMI, SMI contributed substantially all of its assets (the “Contribution”) to UCSD Ambulatory Surgery Center, LLC (“UASC”), an existing SCA equity method facility.  The SMI location ceased seeing patients as a result of the Contribution, and its operations were combined into the UASC location.

During the year-ended December 31, 2016, an indirect wholly-owned subsidiary of SCA, SCA-SwiftPath, LLC, purchased a 19.9% membership interest in SwiftPath Program, LLC (“SwiftPath”) for $2.0 million.  SwiftPath develops evidence-based, rapid recovery protocols vetted by expert opinion that enable surgeons to provide patients with the option to have hip and knee replacements on an outpatient basis.  The SwiftPath platform also includes patient engagement and education, patient selection criteria and peer-reviewed surgical techniques.  This is an equity method investment for SCA.

Also during the year-ended December 31, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Hamden, LLC, purchased a 20% membership interest in Greater New Haven ASC, LLC (“GNH-ASC”) for $0.2 million and made an additional capital contribution of $0.1 million for total cash consideration of $0.3 million.  GNH-ASC is a de novo project located in New Haven, Connecticut.

During the year-ended December 31, 2015, we acquired a noncontrolling interest in nine ASCs for total cash consideration of $33.2 million. These acquisitions are accounted for as equity method investments.  Three of these ASCs were previously managed-only facilities and one was a de novo facility placed into operation.

Deconsolidations

During the year-ended December 31, 2016, we deconsolidated one facility and its related parent entity as a result of the adoption by the Financial Accounting Standards Board (the “FASB”) of Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016, which modified existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We retained a noncontrolling interest in these affiliates. We recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to Accumulated deficit as of January 1, 2016.

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

During the year-ended December 31, 2014, we completed two separate deconsolidation transactions. In one transaction, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value.  In the other transaction, we agreed to sell our ownership interest in an ASC in Santa Monica, California at a later date.  In conjunction with this transaction, the operating agreement of this affiliate was amended on October 1, 2014 to remove SCA’s control rights until the date of the sale.  As a result of removing SCA’s control rights, the facility became a nonconsolidated affiliate.  We recorded a pre-tax gain of approximately $2.7 million. The net loss on these transactions is recorded in Gain on sale of investments in the accompanying consolidated statement of operations.

Fair values for the retained noncontrolling interests are primarily estimated based on third-party valuations we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling equity interest sold.

Closures and Sales

During the year-ended December 31, 2016, we closed six ASCs.  Four consolidated ASCs were closed, and the operations of two of these closures were absorbed into existing consolidated SCA facilities. Two nonconsolidated ASCs were closed, and the operations of one of these closures was absorbed into an existing nonconsolidated SCA facility. There were no material gains or losses recorded related to these closures.

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

During the year-ended December 31, 2016, we sold our ownership interest in two consolidated ASCs, one of which was previously closed in the fourth quarter of 2015 and did not affect our facility count in 2016.  We sold our ownership interest in three nonconsolidated facilities, two of which we continued to provide management services to until December 31, 2016.  We recorded an immaterial loss and a $4.0 million gain related to these transactions, which were recorded in Gain on sale of investments in the accompanying consolidated statements of operations.

Also during the year-ended December 31, 2016, an indirect wholly-owned subsidiary of SCA, SCA-Mokena, sold the real estate of CMIS to an independent third party for total consideration of $17.0 million.

During the year-ended December 31, 2015, we sold our entire ownership interest in an ASC that we held as an equity method investment for $7.6 million.  We continued to provide management services to the facility for a period of time after the sale, but we no longer provided those services as of December 31, 2015.  During the year-ended December 31, 2015, we also sold our entire interest in a consolidated surgical hospital for $0.3 million and the real estate owned by the surgical hospital for $10.8  million.  We recorded a pre-tax gain of approximately $2.1 million related to this transaction in the Loss from discontinued operations, net of income tax in the accompanying consolidated statement of operations.  The surgical hospital and its real estate were placed into discontinued operations in 2014.  We sold one consolidated ASC during the third quarter of 2015 and recorded a pre-tax loss of approximately $0.4 million related to this transaction in Gain on sale of investments in the accompanying consolidated statement of operations.  We also wrote off approximately $1.0 million of goodwill related to this sale.  Additionally, we sold the real estate of an ASC located in Wilson, North Carolina for approximately $2.0 million.

During the year-ended December 31, 2014, we sold all of our interest in one consolidated ASC and two nonconsolidated ASCs. We recorded a pre-tax gain of approximately $0.4 million as a result of the sales. The gain on these transactions is recorded in Gain on sale of investments in the accompanying consolidated statement of operations. We also wrote off approximately $0.8 million of goodwill related to one of these sales.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2016 had been made on January 1, 2015, and for 2015 had been made on January 1, 2014. The pro forma information is based on the Company’s consolidated results of operations for the years-ended December 31, 2016, 2015 and 2014, and on other available information. These pro forma amounts include historical financial statement amounts with the following adjustments: we converted the sellers’ historical financial statements to GAAP and applied the Company’s accounting policies, and we adjusted for depreciation and amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2015 and 2014. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Net operating revenues	$1,375,239	$1,263,445	$1,075,560
Income from continuing operations	243,794	309,897	212,090

Consolidated acquisitions closed during 2016 contributed Net operating revenues of $144.1 million and Income from continuing operations of $30.7 million for the year-ended December 31, 2016. Nonconsolidated acquisitions closed during 2016 contributed $0.7 million to Equity in net income of nonconsolidated affiliates for the year-ended December 31, 2016.

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

Variable Interest Entities

Under the applicable authoritative guidance, a variable interest entity (“VIE”) is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities without additional subordinated financial support; the equity holders, as a group, lack the characteristics of a controlling financial interest; or the entity is established with non-substantive voting rights in which the voting rights of some investors are not proportional to their obligation to absorb expected losses or their right to receive expected residual returns of the entity, and substantially all of the entity’s activities are conducted on behalf of an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE and provide certain required disclosures when we determine that we hold a variable interest in a VIE where we are not the primary beneficiary.

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

As a result of our adoption of ASU No. 2015-02, at December 31, 2016, we held a variable interest in 103 facilities, 11 JV parent entities, and three other entities that we determined to be VIEs of which we are the primary beneficiary, and 20 facilities, two JV parent entities and two other entities that we determined to be VIEs of which we are not the primary beneficiary.  At December 31, 2015, we held a variable interest in 16 facilities and six JV parent entities of which we were the primary beneficiary, and we did not hold a variable interest in a VIE of which we were not the primary beneficiary. See Note 4 for further discussion of our involvement with VIEs.

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

Reclassifications, Out of Period Adjustments and Revisions

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

During the year-ended December 31, 2016, we recorded an out of period correction to increase Depreciation and amortization by $2.9 million related to leasehold improvements as of December 31, 2015, an out of period correction to increase Gain on sale of investments by $2.9 million related to sales and syndications of investments in consolidated facilities during prior years, a correction to decrease Goodwill and Noncontrolling interests – non-redeemable by $8.8 million related to business combinations during prior years; and a correction to increase Property and equipment, net of accumulated depreciation and Long-term debt, net of current portion by $2.0 million related to a lease-type misclassification as of December 31, 2015. We do not believe that these errors or the corrections, individually or in the aggregate, are material to either our 2016 or our previously issued financial statements. These corrections did not have an effect on the operating, investing, financing or total cash flows on our consolidated statement of cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include, but are not limited to: (1) allowance for contractual revenue adjustments; (2) fair value of acquired assets and assumed liabilities in business combinations; (3) allowance for doubtful accounts; (4) asset impairments, including goodwill; (5) depreciable lives of assets; (6) useful lives of intangible assets; (7) economic lives and fair value of leased assets; (8) provision for income taxes, including valuation allowances; (9) reserves for contingent liabilities; and (10) reserves for losses in connection with unresolved legal matters. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation as considered necessary. Actual results could differ from those estimates.

Impairment charges of $1.2 million to intangible assets were recorded during the year-ended December 31, 2016. These impairments were recorded in Impairment of intangible and long-lived assets in the Company’s consolidated statements of operations. A declining trend of earnings from operations at two facilities and increased local competition resulted in the impairment charge recorded in 2016. The impairment amount related to intangible assets was determined based on the assets’ estimated fair value using Level 3 unobservable inputs such as projected revenues. The remaining carrying value of the impaired assets totals approximately $5.5 million. The amount, if any, of additional future impairment is uncertain, and no assurances can be made that we will not have additional impairment charges related to these intangible assets in the future.

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

Certain of our operating agreements have termination dates by which the agreement expires by its terms. In these situations, if we wish to continue the business, we would attempt to negotiate an amendment to the agreement and if necessary, to renegotiate material terms of the agreement, to prevent such termination. None of our operating agreements have termination dates in 2017.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders’ equity. During the years ended December 31, 2016, 2015 and 2014, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income.

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

During each of the years-ended December 31, 2016, 2015 and 2014, approximately 66%, 65% and 62%, respectively, of our net patient revenues related to patients with commercial insurance coverage. Healthcare service providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2016, 2015 and 2014, approximately 23%, 22% and 23%, respectively, of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During each of the years-ended December 31, 2016, 2015 and 2014, approximately 7%, 9% and 10%, respectively, of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities at rates that are higher than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control, and in a number of states, payment rates have been or could be reduced.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers’ compensation cases.

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

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits reduced by the amount of outstanding checks and drafts where the right of offset exists for these bank accounts. As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances.  There were no such balances at December 31, 2016 or 2015. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has not experienced any losses on such deposits.

Restricted Cash

As of December 31, 2016 and 2015, we had approximately $31.7 million and $26.1 million, respectively, of restricted cash in affiliate cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other Company cash and be used only to fund the operations of the partnership.

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

	AS OF DECEMBER 31,
	2016	2015
Commercial health insurance payors	61%	63%
Medicare	14	15
Workers’ compensation	12	11
Medicaid	4	3
Patients and other third-party payors	9	8
Total	100%	100%

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

YEARS
Buildings	15 to 30
Leasehold improvements	5 to 20
Furniture, fixtures and equipment	3 to 7
Assets under capital lease obligations:
Real estate	15 to 25
Equipment	3 to 7

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. No interest was capitalized during the years-ended December 31, 2016, 2015 and 2014.

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

In 2016 and 2015, we evaluated our reporting units for goodwill impairment using a two-step process. We have six operating segments, which are aggregated into one reportable segment. Our six operating segments are generally organized geographically and are the same six reporting units used within our annual test for goodwill impairment.

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

In 2016 and 2015, we determined recoverability of goodwill by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, industry economic factors and future business strategy. All assumptions are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted.

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

We amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2016, none of our definite useful lived intangible assets had an estimated residual value. As of December 31, 2016, we had one intangible asset with an indefinite useful life. The range of estimated useful lives of our other intangible assets is as follows:

YEARS
Certificates of need	10 to 30
Favorable contracts	4
Favorable lease obligations	5
Licenses	15 to 20
Management agreements	3 to 15
Noncompete agreements	2 to 5

For the years-ended December 31, 2016, 2015 and 2014, we recorded on our consolidated statements of operations within Equity in net income of nonconsolidated affiliates amortization expense of $1.5 million, $1.4 million and $23.2 million, respectively, for definite-lived intangible assets attributable to equity method investments.

Investment in and Advances to Nonconsolidated Affiliates

Investments in entities we do not control, but for which we have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the entity’s net income or losses after the date of investment, additional contributions made and distributions received, amortization of definite-lived intangible assets attributable to equity method investments and on a quarterly basis, impairment losses resulting from adjustments to the carrying value of the investment. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

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

Other than Temporary Impairments

Management assesses the recoverability of our equity method investments and advances to nonconsolidated affiliates for impairment on a quarterly basis. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an equity method investment’s decline in value is other than temporary, we record an impairment in Equity in net income of nonconsolidated affiliates.

Financing Costs

We amortize financing costs using the effective interest method over the life of the related debt. The related expense is included in Interest expense in our consolidated statements of operations. For the senior unsecured notes payable, senior unsecured term loan and mortgage notes payable, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company's balance sheet. Amortization of deferred financing costs is classified as interest expense in the consolidated and combined statements of operations.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, letters of credit, long-term debt and interest rate swap agreements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or discounted cash flows to determine fair values of long-term debt. The fair value of our interest rate swaps is determined using information provided by third-party financial institutions and discounted cash flows.

Derivative Instruments

All derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings.

As of December 31, 2016 and 2015, we held interest rate swaps to hedge the interest rate risk on a portion of our long-term debt.   All changes in the fair value of these interest rate swaps were reported in Interest expense on the consolidated statement of operations. Net cash settlements on our interest rate swaps are included in investing activities in our consolidated statements of cash flows. For additional information regarding these interest rate swaps, see Note 9, Long-Term Debt.

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

Equity-Based Compensation

We have two active equity-based compensation plans, the 2013 Omnibus Long-Term Incentive Plan and the 2016 Omnibus Long-Term Incentive Plan, and two legacy equity-based compensation plans, the Management Equity Incentive Plan and the Directors and Consultants Equity Incentive Plan, under which we are no longer issuing new awards (together, the “Plans”). The Plans provide or have provided for the granting of options to purchase our stock as well as RSUs and performance shares to key teammates, directors, service providers, consultants and affiliates. We also made stand-alone grants (not under any Plan) of RSUs to an executive officer and three non-employee directors prior to our initial public offering.

Under the Plans, our key teammates, directors, service providers, consultants and affiliates are provided with what we believe to be appropriate incentives to encourage them to continue employment with us or providing service to us or any of our affiliates and to improve our growth and profitability.

Option awards are generally granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions, or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the TPG Funds and/or any of its affiliates achieves a minimum cash return on its original investment. All existing RSU awards vest over time. Performance share awards vest based on the passage of time and the Company’s achievements of various performance metrics.

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

We use the with-and-without method to determine when we will recognize excess tax benefits from stock-based compensation. Under this method, we recognize these excess tax benefits only after we fully realize the tax benefits of net operating losses.

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

Assets and Liabilities Held for Sale

We classify components of entities as held for sale when management is committed to selling components of an entity within twelve months, and the entity does not also qualify for reporting as discontinued operations. The applicable assets and liabilities associated with such an entity are reflected in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter. See Note 17, Commitments and Contingent Liabilities, for more information regarding these matters.

Earnings Per Share (EPS)

We report two earnings per share numbers, basic and diluted. These are computed by dividing net earnings by the weighted-average common shares outstanding (basic EPS) or weighted-average common shares outstanding assuming dilution (diluted EPS), as set forth below:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
In thousands	2016	2015	2014
Weighted average shares outstanding	40,214	39,360	38,477
Dilutive effect of outstanding equity awards	892	1,374	1,481
Weighted average shares outstanding, assuming dilution	41,106	40,734	39,958

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

Recent Revisions to Authoritative Guidance

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently assessing the effect that this guidance will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard will require companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control.  This standard modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard is effective January 1, 2017 with retrospective application to January 1, 2016. We do not expect this ASU to have a material impact on our consolidated financial statements and related disclosures.

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

In April 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not already been issued. We do not expect this ASU to have a material impact on our consolidated financial position, results of operations and cash flows.

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This standard clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.”  This ASU should be adopted concurrent with ASU No. 2015-03, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU became effective for the Company on January 1, 2016.  The provisions were applied on a retrospective basis as a change in accounting principle. This ASU did not have a material impact on our consolidated financial position and had no impact on our results of operations or cash flows. All prior period financial information presented herein has been adjusted to reflect the retrospective application of this ASU.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. The ASU became effective for the Company on January 1, 2016, and the Company chose the modified retrospective approach to adoption. The ASU requires, if practical, that the Company recognize the assets and liabilities of any entities that will be consolidated for the first time or deconsolidated due to the adoption of the ASU and that such assets and liabilities be measured as if the guidance had always been applied. The modified retrospective approach requires that any difference between the net amount of the assets and liabilities of the entities that are added to, or subtracted from, the Company’s balance sheet and the previously held or retained interest should be recognized as a cumulative-effect adjustment to accumulated deficit at the beginning of the annual period for the period of adoption.  Due to our adoption of ASU No. 2015-02, we determined that 73 facilities, five parent entities and four other entities that were previously consolidated as voting interest entities due to our ownership of a controlling financial interest are considered VIEs, effective January 1, 2016, and are consolidated under the VIE model due to our ability to control the activities that most significantly impact the economic performance of these entities and our obligation to absorb losses and the right to receive benefits of these VIEs that could potentially be significant to the VIE. The consolidation of these entities under the VIE model did not have an impact on the Company’s financial position, results of operations, or cash flows for the year-ended December 31, 2016 since the Company previously consolidated them as voting interest entities. The adoption of the ASU also resulted in the deconsolidation of one facility and its respective parent entity which we previously consolidated under the voting interest model and one JV parent entity that we previously consolidated under the VIE model. As a result of the deconsolidation, we recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to Accumulated deficit as of January 1, 2016. Our consolidated financial statements as of and for the year-ended December 31, 2016 reflect the deconsolidation of these entities under the modified retrospective approach. Our adoption of the ASU did not change the nature of the risks associated with our involvement with any VIEs. See Note 4 for further discussion of our involvement with VIEs and for further discussion of the entities we deconsolidated as a result of our adoption of ASU No. 2015-02.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU No. 2014-09. The adoption of these additional ASUs must be concurrent with the adoption of ASU No. 2014-09. These ASUs become effective for the Company at the beginning of its 2018 fiscal year, and early adoption is not permitted. We are currently assessing the impact that these ASUs will have on our consolidated financial position, results of operations and cash flows.

We do not believe that any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 4 — VARIABLE INTEREST ENTITIES

At December 31, 2016 and December 31, 2015 we consolidated a total of 117 and 22 VIEs, respectively, of which we were the primary beneficiary, as follows:

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	103	16
JV parents	11	6
Other entities	3	—
	117	22

(1) Includes both ASCs and surgical hospitals.

At December 31, 2016, we consolidated seven facilities and seven JV parents under the VIE model via control agreements whereby the health system partner delegated certain rights to SCA giving us control over the activities that most significantly impact the economic performance of these entities. At December 31, 2015, we consolidated four facilities and four JV parent entities under the VIE model via control agreements. In addition to the control agreements, we also have management agreements with each of the facilities and own a direct equity interest in the JV parent entities and an indirect equity interest in the facilities that give the Company an obligation to absorb losses and the right to receive returns that would be significant to each of these VIEs. Our adoption of ASU No. 2015-02 did not have an impact on the consolidation conclusions around these VIEs. Prior to entering into these control agreements during 2015, four of the facilities and four of the JV parent entities were accounted for as equity method investments, and three of the facilities and three of the JV parents were consolidated as voting interest entities.

At December 31, 2016, we consolidated 68 facilities and four JV parent entities under the VIE model via management agreements that we determined were variable interests. These management agreements provide us with the power to direct the activities that most significantly impact the economic performance of these entities. Furthermore, we own an equity interest in each of these facilities and JV parent entities that gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the VIE. Prior to our adoption of ASU No. 2015-02, these facilities and parent entities, excluding current year transactions, were consolidated as voting interest entities due to our ownership of a controlling financial interest.

At December 31, 2016, the Company held a promissory note (“Promissory Note”) payable by the Future Texas JV that has majority ownership in 13 facilities and one de novo entity. We have a management agreement with each of these 13 facilities and the de novo entity which gives us power over the activities that most significantly impact the economic performance of these facilities and de novo entity, which we have determined to be VIEs. Furthermore, the Promissory Note gives the Company the obligation to absorb losses and provides the Company with the right to receive returns that would be significant to the facilities and de novo entity through the Future Texas JV’s equity ownership in the 13 facilities and de novo entity. Consequently, we determined that we are the primary beneficiary of the facilities and de novo entity and consolidate them under the VIE model. Prior to our adoption of ASU No. 2015-02, the Future Texas JV consolidated the facilities and de novo entity and we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV and consolidate the 13 facilities and de novo entity directly under the VIE model.

At December 31, 2016, we consolidated 14 facilities which are LPs or the functional equivalent of a LP under the VIE model via our general partnership interests that give us decision making power over the activities that most significantly impact the economic performance of these facilities, obligate the Company to absorb losses and provide the Company with the right to receive returns that would be significant to the VIE. Our variable interest in these facilities is our equity ownership in the facilities and management services agreements with the facilities. Prior to our adoption of ASU No. 2015-02, we consolidated these facilities, excluding current year transactions, under the voting interest model.

At December 31, 2016, we consolidated two entities that are LPs or the functional equivalent of a LP that hold real estate, and one functional equivalent of a LP that performs upper extremity surgery management and support services under the VIE model.  Our general partnership interests give us decision-making power over the activities that most significantly impact the economic performance of these entities, obligate the Company to absorb losses and provide the Company with the right to receive returns that would be significant to the VIEs. Our variable interest in these entities is our equity ownership. Prior to our adoption of ASU No. 2015-02, we consolidated these entities under the voting interest model.

The carrying amounts and classifications of the assets and liabilities included in our consolidated balance sheets at December 31, 2016 and December 31, 2015 that relate to VIEs we consolidate were as follows:

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets
Current assets
Accounts receivable, net	$130,815	$17,515
Other current assets	41,848	4,922
Total current assets	172,663	22,437
Property and equipment, net	236,648	35,325
Intangible assets	44,034	18,294
Other long-term assets	53	—
Total assets	$453,398	$76,056
Liabilities
Current liabilities
Accounts payable and other current liabilities	$94,500	$18,445
Total current liabilities	94,500	18,445
Other long-term liabilities	147,023	22,574
Total liabilities	$241,523	$41,019

The assets of a consolidated VIE can only be used to settle the obligations of the VIE. The creditors of the VIE groups have no recourse to us, with the exception of $24.8 million and $4.0 million of debt guaranteed by us at December 31, 2016 and December 31, 2015, respectively. Furthermore, from time to time, the Company may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIEs, are not significant to the overall operations of the Company, and are eliminated in consolidation.

At December 31, 2016 and December 31, 2015, we held variable interests in entities of which we were not the primary beneficiary, as follows:

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Surgical facilities (1)	20	—
JV parents	2	—
Other entities	2	—
	24	—

(1) Includes both ASCs and surgical hospitals

At December 31, 2016, we had a variable interest in 20 facilities, two JV parent entities and two other entities which are VIEs of which we do not control the activities that most significantly impact the economic performance of these entities. The variable interests we hold in the 20 facilities and one of the JV parent entities are equity ownership and management services agreements, and we account for these interests as equity method investments. Prior to our adoption of ASU No. 2015-02, we consolidated one of these facilities and accounted for 19 of these facilities and the JV parent entity as equity method investments. Our adoption of ASU No. 2015-02 resulted in the deconsolidation of one of these facilities at January 1, 2016 (see Note 2 for further discussion).

At December 31, 2016, we owned a limited partnership interest in two other entities which hold real estate and are VIEs of which we do not have substantive participating rights (those rights that enable the holder to block or participate in certain significant financial and operating decisions of the entity) or substantive kick-out rights (those rights that enable the holder to replace the general partner or to liquidate the entity). Consequently, we do not have power over the activities that most significantly impact the economic performance of these VIEs and thus are not the primary beneficiary. We account for these equity ownership interests as equity method investments, and our adoption of ASU No. 2015-02 did not change our accounting for these investments.

The Promissory Note payable to us by the Future Texas JV has a fixed interest rate plus a variable component dependent on the earnings of the Future Texas JV. The Promissory Note contains a conversion feature that allows us to convert the Promissory Note into a 49% equity interest in the Future Texas JV at our option upon the occurrence of the renegotiation of certain contractual arrangements. As a result of the financial interest in the earnings of the Future Texas JV held by us via the Promissory Note and the powers granted us in the Promissory Note, we have determined that the Future Texas JV is a VIE; however, because our rights under the Promissory Note are participating rights, we do not have the power over the activities that most significantly impact the economic performance of the Future Texas JV, and thus, we are not the primary beneficiary and do not consolidate it at December 31, 2016. Prior to our adoption of ASU No. 2015-02, we consolidated the Future Texas JV under the VIE model. Due to our adoption of ASU No. 2015-02 on January 1, 2016, we deconsolidated the Future Texas JV (see Note 2 for further discussion). The balance of the Promissory Note is $32.1 million at December 31, 2016 and is included in Other long-term assets on our consolidated balance sheet.

The carrying amounts and classifications of the assets and liabilities in the consolidated balance sheets that relate to our variable interest in the VIEs of which we are not the primary beneficiary and our maximum exposure to loss due to our involvement with these VIEs were as follows:

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Investment in and advances to nonconsolidated affiliates	$51,188	$—
Future TX JV Promissory Note	$32,061	$—

Our maximum exposure to loss as a result of our involvement with these VIEs represents our equity ownership in these VIEs of $51.1 million and the amount of the Promissory Note of $32.1 million at December 31, 2016. On a quarterly basis we assess the recoverability of the Promissory Note. Furthermore, from time to time, we may provide short-term working capital loans to these entities as needed. These working capital loans are fully collateralized by the assets of the VIE and are not significant to the overall operations of the Company.

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	AS OF DECEMBER 31,
	2016	2015
Accounts receivable	$185,332	$146,704
Less: Allowance for doubtful accounts	(17,676)	(17,045)
Accounts receivable, net	$167,656	$129,659

The following is the activity related to our allowance for doubtful accounts:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Balance at beginning of period	$17,045	$10,448	$10,393
Additions and charges to expense	22,286	17,195	14,051
Deductions and accounts written off	(21,655)	(10,598)	(13,996)
Balance at end of period	$17,676	$17,045	$10,448

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF DECEMBER 31,
	2016	2015
Land	$11,707	$15,410
Buildings	104,522	93,055
Leasehold improvements	111,382	76,878
Furniture, fixtures and equipment	258,159	200,530
	485,770	385,873
Less: Accumulated depreciation	(157,987)	(99,678)
	327,783	286,195
Construction in progress	25,271	10,636
Property and equipment, net	$353,054	$296,831

The amount of depreciation expense, amortization expense and accumulated amortization relating to assets under capital lease obligations, and rent expense under operating leases is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Depreciation expense	$53,785	$42,149	$34,796
Assets under capital lease obligations:
Buildings	$99,900	$77,205	$19,279
Equipment	61,592	42,008	31,898
	161,492	119,213	51,177
Accumulated depreciation	(50,410)	(34,469)	(22,930)
Assets under capital lease obligations, net	$111,082	$84,744	$28,247
Depreciation expense - capital leases	$14,506	$9,800	$7,753
Rent Expense:
Minimum rent payments	$35,509	$29,268	$24,419
Contingent and other rents	18,079	13,625	10,727
Total rent expense	$53,588	$42,893	$35,146

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2036. We also lease certain buildings and equipment under capital leases expiring at various dates through 2033. Operating leases generally have 3 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $2.0 million, $0.7 million and $0.5 million for the years-ended December 31, 2016, 2015 and 2014, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets.

Our facilities lease land, buildings and equipment, with most leases being for terms of three to ten years. On March 21, 2016, the Company amended a lease agreement that resulted in the relocation of our Corporate Headquarters from 520 Lake Cook Road to 510 Lake Cook Road in Deerfield, Illinois.  This lease is for an initial term of 10.8 years from the date of relocation. On April 4, 2014, the Company entered into a new lease agreement that resulted in the relocation of our Birmingham, Alabama office to Brookwood Village Center in Birmingham, Alabama. This lease, which commenced on December 1, 2014, is for an initial term of 10.5 years. The lease for our previous Birmingham, Alabama office, which commenced on March 1, 2008, expired on March 31, 2015.  This lease was not renewed upon expiration.

Future minimum lease payments at December 31, 2016 for those leases of the Company and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

		CAPITAL
	OPERATING	LEASE
YEAR ENDING DECEMBER 31,	LEASES	OBLIGATIONS	TOTAL
2017	$34,999	$22,151	$57,150
2018	33,089	20,266	53,355
2019	28,948	17,816	46,764
2020	23,278	15,141	38,419
2021	19,727	12,654	32,381
2022 and thereafter	65,176	96,128	161,304
	$205,217	184,156	$389,373
Less: interest portion		(68,899)
Obligations under capital leases		$115,257

Obligations Under Lease Guarantees

In conjunction with the sale of certain facilities in prior years, the leases of certain properties were assigned to the purchasers and, as a condition of the lease, the Company is a guarantor on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against the Company. We have not recorded a liability for these guarantees because we do not believe it is probable that we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of December 31, 2016, the Company has not been required to perform under any such lease guarantees.

The Company has provided guarantees related to operating leases of nonconsolidated affiliates in the amount of $5.7 million as of December 31, 2016.

As of December 31, 2016, a consolidated facility of the Company is subject to a joint and severally liable lease agreement with a subsidiary of a provider of integrated cancer care services. During the fourth quarter of 2016, the parent of the co-lessor failed to make an interest payment related to its senior notes and was subsequently downgraded by ratings agencies. At this time, there have been no changes to the facility’s lease agreement and the co-lessor is current on payments. The likelihood of the co-lessor defaulting on the lease agreement and thus our facility assuming the lease obligation is uncertain. The Company’s exposure is limited to its investment in this facility of $10.2 million.

Impairment of Long-Lived Assets

During 2016, 2015 and 2014, we examined our long-lived assets for impairment due to facility closings and facilities experiencing cash flow insufficient to recover the net book value of its long-lived assets. Based on this review, $0.6 million of impairment charges were recorded for each of the years-ended December 31, 2016 and 2015. These impairments are recorded in Impairment of intangible and long-lived assets in the Company’s consolidated statements of operations.  Also, an impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets. This impairment is recorded in Loss from discontinued operations, net of income tax expense in the Company’s consolidated statements of operations. For all periods presented, the fair value of the impaired long-lived assets at our facilities was determined primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and the cost approach.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements and management agreements. We had no accumulated impairment of goodwill for the years-ended December 31, 2016 or December 31, 2015.

The following table shows changes in the carrying amount of goodwill for the years-ended December 31, 2016 and December 31, 2015:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Balance at beginning of period	$1,061,088	$902,391
Acquisitions (see Note 2)	399,325	165,419
Deconsolidations (see Note 2)	(137)	(4,148)
Sales	—	(2,503)
Closure and other (1)	(5,150)	(71)
Balance at end of period	$1,455,126	$1,061,088
(1)

Includes corrections of an $8.8 million decrease related to business combinations during prior years and a $2.9 million increase related to sales and syndications of investments in consolidated facilities during prior years (see Note 3).

We performed impairment reviews as of October 1, 2016, 2015 and 2014, and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets:

	AS OF DECEMBER 31,
	2016	2015
Certificates of need
Gross carrying amount	$33,414	$22,114
Accumulated amortization	(12,116)	(10,455)
Net	$21,298	$11,659
Management agreements
Gross carrying amount	$100,484	$79,773
Accumulated amortization	(30,162)	(23,972)
Net	$70,322	$55,801
Licenses
Gross carrying amount	$34,441	$20,980
Accumulated amortization	(6,698)	(3,472)
Net	$27,743	$17,508
Noncompete agreements
Gross carrying amount	$52,414	$34,816
Accumulated amortization	(19,954)	(10,596)
Net	$32,460	$24,220
Total other intangible assets
Gross carrying amount	$220,753	$157,683
Accumulated amortization	(68,930)	(48,495)
Net	$151,823	$109,188

During 2016, 2015 and 2014, we examined our intangible assets for impairment due to a declining trend of earnings from operations at facilities and increased local competition. Based on this review, $1.2 million of impairment charges was recorded for the year-ended December 31, 2016. This impairment is recorded in Impairment of intangible and long-lived assets in the Company’s consolidated statements of operations. In 2015 and 2014, no impairment charge was deemed necessary for intangible assets.

For the years-ended December 31, 2016, December 31, 2015 and December 31, 2014, we recorded $1.5 million, $1.4 million and $23.2 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.

Amortization expense for other intangible assets is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Amortization expense	$20,293	$14,276	$10,114

Total estimated amortization expense for our other intangible assets for the next five years is as follows:

ESTIMATED
AMORTIZATION
YEAR ENDING DECEMBER 31,	EXPENSE
2017	$21,777
2018	19,829
2019	15,705
2020	13,012
2021	11,104

NOTE 8 — RESULTS OF OPERATIONS OF NONCONSOLIDATED AFFILIATES

As of December 31, 2016, Investment in and advances to nonconsolidated affiliates represents Surgical Care Affiliates’ investment in 61 partially owned entities, most of which are general partnerships, LPs, LLPs, LLCs or joint ventures in which SCA or one of our subsidiaries is a general or limited partner, managing member, member or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Accordingly, we account for these affiliates using the equity method. Our ownership percentage in these affiliates generally ranged from 5% to 49% as of December 31, 2016. Our investment in these affiliates is an integral part of our operations.

During the year-ended December 31, 2016, we deconsolidated one facility and its related parent entity as a result of the adoption by the FASB of ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016, which modified existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We retained a noncontrolling interest in these affiliates. We recorded a gain of approximately $1.3 million as the cumulative-effect adjustment to Accumulated deficit as of January 1, 2016.

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

During the year-ended December 31, 2014, we completed two separate deconsolidation transactions. In one of these transactions, we sold a controlling equity interest in an ASC and transferred certain control rights to a partner in the entity. We retained a noncontrolling interest in this affiliate. We received cash proceeds of approximately $2.4 million and recorded a pre-tax loss of approximately $3.4 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value.  In the other transaction, we agreed to sell our entire interest in an ASC in Santa Monica, California at a later date.  In conjunction with this transaction, the operating agreement of this affiliate was amended on October 1, 2014 to remove SCA’s control rights until the date of the sale.  As a result of the removal of SCA’s control rights, the facility became a nonconsolidated affiliate.  We recorded a pre-tax gain of approximately $2.7 million, which was primarily related to the revaluation of our remaining investment in this affiliate to fair value. The net loss on these transactions is recorded in Gain on sale of investments in the accompanying consolidated statements of operations.

Fair values for the retained noncontrolling interests are primarily estimated based on third-party valuations that we have obtained in connection with such transactions and/or the amount of proceeds received for the controlling interest sold.

During 2016, we recorded $8.5 million of impairment to our investments in nonconsolidated affiliates due to declines in the expected future cash flows of nonconsolidated affiliates that we determined to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates. The impairments included:

•	a $4.7 million impairment on our investment in Audubon Ambulatory Surgery Center, LLC related to insufficient forecasted growth at two facilities;
•	a $1.5 million impairment on our investment in Marin Health Ventures, LLC related to insufficient forecasted growth at the facility;
•	a $0.9 million impairment on our investment in Surgical Specialty Hospital of Arizona, LLC related to insufficient forecasted growth at the facility; and
•	an aggregate $1.4 million of impairments on our investments in four facilities due to insufficient forecasted growth.

Also during 2016, we recorded impairment charges of $0.9 million due to advances previously extended to two nonconsolidated affiliates that were deemed not recoverable. This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statement of operations.

In addition, Mississippi Medical Plaza L.C., our equity method facility, recorded a $5.4 million goodwill impairment as of December 31, 2016, of which $1.4 million is attributable to the Company and is included in Equity in net income of nonconsolidated affiliates.

Impairment charges of $1.2 million on our receivable from nonconsolidated affiliates were recorded during the year-ended December 31, 2016. These impairments were recorded in Other operating expenses in the Company’s consolidated statements of operations. These impairments related to working capital loans with Diagnostic and Interventional Spinal Care, a Medical Corporation, and DISC Sports and Spine Center at Newport Beach, Inc. (collectively, the “DISC Practices”), which are managed-only physician practices. At December 31, 2016, our working capital loan, net of impairment, was $5.1 million. In order to recover our working capital loan, we believe a restructuring of the receivable balance with a third party lending institution may be needed. We are currently negotiating the potential terms of such a restructuring with the DISC Practices and a third party, although there is no assurance that the DISC Practices will complete a transaction with the third party.  The amount, if any, of such further impairment is uncertain, and no assurances can be made that we will not have additional impairment charges on our working capital loan in the future.

During 2015 and 2014, we recorded $5.2 million and $0.3 million, respectively, of impairment to our investments in nonconsolidated affiliates due to a decline in the expected future cash flows of nonconsolidated affiliates that we determined to be other than temporary. These impairments are included in Equity in net income of nonconsolidated affiliates.

Also during 2015, we recorded an impairment charge of $4.1 million due to advances previously extended to a nonconsolidated affiliate that were deemed not recoverable.  This impairment is included in Equity in net income of nonconsolidated affiliates in the accompanying consolidated statement of operations

In determining whether an impairment charge is necessary on a particular investment, we consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate.

We account for investments in nonconsolidated affiliates primarily using the equity method of accounting. The difference between the carrying amount of the investment and the underlying equity in net assets was $82.5 million and $59.0 million at December 31, 2016 and 2015, respectively, and is primarily attributable to goodwill and other intangible assets. Our investments consist of the following:

	AS OF DECEMBER 31,
INVESTMENT IN AND ADVANCES TO NONCONSOLIDATED AFFILIATES:	2016	2015
Beginning balance	$216,111	$194,610
Share of income (1)	54,427	49,867
Share of distributions	(67,603)	(58,547)
Acquisitions	48,561	42,403
Conversion to/from investments in nonconsolidated affiliates	(22,661)	(458)
Sale/closure of investments in nonconsolidated affiliates	(3,391)	(19,168)
Other	2,771	7,404
Total investment in and advances to nonconsolidated affiliates	$228,215	$216,111
(1)	Includes $9.4 million and $9.3 million of impairments at December 31, 2016 and 2015, respectively, as previously noted.

Included in the 2016 and 2015 Share of income amount above is amortization expense of $1.5 million and $1.4 million, respectively, for definite-lived intangible assets attributable to equity method investments.

The following summarizes the combined assets, liabilities and equity of our nonconsolidated affiliates (on a 100% basis):

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets
Current	$231,268	$228,103
Noncurrent	328,401	312,500
Total assets	$559,670	$540,603
Liabilities
Current	$79,371	$67,626
Noncurrent	54,575	64,874
Total liabilities	133,946	132,500
Partners’ capital and shareholders’ equity
Surgical Care Affiliates	144,588	155,802
Outside parties	281,135	252,301
Total partners’ capital and shareholders’ equity	425,723	408,103
Total liabilities and partners’ capital and shareholders’ equity	$559,670	$540,603

The following summarizes the combined condensed results of operations of our nonconsolidated affiliates:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Net operating revenues:
Net patient revenues	$822,389	$749,780	$659,367
Other revenues	10,724	8,078	5,884
Total net operating revenues	833,113	757,858	665,251
Operating expenses:
Salaries and benefits	172,357	161,333	140,365
Supplies	154,740	133,885	111,833
Other operating expenses	173,985	164,240	141,872
Depreciation and amortization	30,803	28,087	21,765
Impairment of goodwill	5,435	—	—
Total operating expenses	537,320	487,545	415,835
Operating income	295,793	270,313	249,416
Interest expense, net of interest income	3,102	2,474	2,254
Gain on sale of investments	(1,145)	—	—
Income from continuing operations before income tax expense	$293,836	$267,839	$247,162
Net income	$293,802	$267,802	$247,097

NOTE 9 — LONG-TERM DEBT

Our long-term debt outstanding consists of the following:

	AS OF DECEMBER 31,
	2016	2015
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility due 2020 (excluding letters of credit issued thereunder)	$—	$15,000
Term Loan Facility due 2022	641,642	446,625
6.00% Senior Notes due 2023	250,000	250,000
Notes payable to banks and others	118,551	99,707
Capital lease obligations	115,257	84,552
Total debt	1,125,450	895,884
Unamortized discounts and debt issuance costs	(9,950)	(11,532)
Debt, net	1,115,500	884,352
Less: Current portion	(64,053)	(32,503)
Long-term debt, net of current portion	$1,051,447	$851,849

The following chart shows scheduled principal payments due on long-term debt, including capital leases, for the next five years and thereafter:

Year Ending December 31,
2017	$64,053
2018	36,860
2019	32,093
2020	28,970
2021	20,673
Thereafter	942,801
Total	$1,125,450

The following table provides information regarding our total Interest expense presented in our consolidated statements of operations for both continuing and discontinued operations:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Continuing operations:
Interest expense	$41,908	$40,759	$29,831
Amortization of bond issue costs	1,290	1,352	2,954
Total interest expense and amortization of bond issue costs for continuing operations	43,198	42,111	32,785
Discontinued operations:
Interest expense	24	159	280
Total interest expense for discontinued operations	24	159	280
Total interest expense and amortization of bond Issue costs	$43,222	$42,270	$33,065

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

First Quarter 2015 Refinancing Transactions

On March 17, 2015, the Company issued $250 million aggregate principal amount of its 6.00% senior unsecured notes due 2023 (the “Senior Notes”) under an Indenture dated March 17, 2015 (the “Indenture”).  Also on March 17, 2015, we entered into a $700 million credit agreement (as amended, the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. Prior to the incremental amendment to the Credit Agreement entered into on October 25, 2016, as described below, the Credit Agreement provided for a seven-year, $450 million term loan credit facility (the “Initial Term Loan Facility”) and a five-year, $250 million revolving credit facility (the “Revolving Credit Facility”).

The net proceeds received by the Company from the sale of the Senior Notes was $245.6 million after deducting the initial purchasers’ discount. The Company used the net proceeds from the sale of the Senior Notes, together with approximately $381 million of the $450 million in principal amount of borrowings under the Company’s Initial Term Loan Facility (collectively, the “2015 Refinancing Transactions”), to repay all of the outstanding indebtedness (including accrued interest and fees) under the Company’s then existing credit facilities. The remaining approximately $69 million of net proceeds from the Refinancing Transactions was used to pay the transaction costs associated with the Refinancing Transactions and for general corporate purposes.  In connection with the settlement of existing debt upon entering into our Credit Facilities, we incurred debt modification expense of $5.0 million.

Fourth Quarter 2016 Refinancing Transaction

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

The Indenture contains various customary affirmative and restrictive covenants, which are subject to certain significant exceptions. As of December 31, 2016, we believe that we were in compliance with these covenants.

Credit Facilities

The Credit Agreement, subject to the terms and conditions set forth therein, currently provides for a $643.25 million term loan facility (the “Term Loan Facility”), which matures in March 2022, and a $250 million Revolving Credit Facility (together with the Term Loan Facility, collectively, the “Credit Facilities”), which matures in March 2020.  The Credit Agreement also includes an accordion feature that, subject to the satisfaction of certain conditions, will allow the Company to add one or more additional incremental term loan facilities to the Term Loan Facility and/or increase the revolving commitments under the Revolving Credit Facility, in each case based on leverage ratios and minimum dollar amounts, as more particularly set forth in the Credit Agreement.  The interest rate on the Term Loan Facility was 4.25% at December 31, 2015 and was 3.75% at December 31, 2016.

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

Borrowings under the Credit Agreement bear interest, at the Company’s election, either at (1) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the United States federal funds rate plus 0.50% and (c) a LIBOR rate plus 1.00% (provided that, with respect to the Term Loan Facility, in no event will the base rate be deemed to be less than 2.00%) (the “Base Rate”) or (2) an adjusted LIBOR rate (provided that, with respect to the Term Loan Facility, in no event will the adjusted LIBOR rate be deemed to be less than 1.00%) (the “LIBOR Rate”), plus in either case an applicable margin. The applicable margin for borrowings under the Term Loan Facility is 1.75% for Base Rate loans and 2.75% for LIBOR Rate loans. The applicable margin for any borrowings under the Revolving Credit Facility depends on the Company’s senior secured leverage ratio and varies from 0.75% to 1.25% for Base Rate loans and from 1.75% to 2.25% for LIBOR Rate loans.  Interest payments, along with the installment payments of principal, are made at the end of each quarter  The following table outlines the applicable margin for each portion of the Credit Facilities:

Applicable Margin (per annum)
Facility	Base Rate Borrowings	LIBOR Borrowings
Revolving Credit Facility	0.75% to 1.25%, depending upon the senior secured leverage ratio	1.75% to 2.25%, depending upon the senior secured leverage ratio
Term Loan Facility due 2022	1.75% (with a base rate floor of 2.00%)	2.75% (with a LIBOR floor of 1.00%)

There was no outstanding balance under the Revolving Credit Facility as of December 31, 2016 other than $13.7 million of letters of credit.  There was $15.0 outstanding balance under the Revolving Credit Facility as of December 31, 2015 other than $4.2 million of letters of credit. As of December 31, 2016, the Revolving Credit Facility had a capacity of $236.3 million.

Any utilization of the Revolving Credit Facility in excess of $15.0 million is subject to compliance with a total leverage ratio test. We pay a commitment fee of either 0.375% or 0.500% per annum, depending on our senior secured leverage ratio, on the unused portion of the Revolving Credit Facility.

The Credit Facilities are guaranteed by SCA and certain of SCA’s direct wholly-owned domestic subsidiaries (the “Credit Agreement Guarantors”), subject to certain exceptions, and borrowings under the Credit Facilities are secured by a first priority security interest in substantially all equity interests of SCA and of each wholly-owned domestic subsidiary directly held by SCA or a Credit Agreement Guarantor.  The Credit Agreement contains a provision that could require prepayment of a portion of our indebtedness if SCA has excess cash flow, as defined by the Credit Agreement. Additionally, the Credit Agreement contains various restrictive covenants that, subject to certain exceptions, prohibit the Company from prepaying certain subordinated indebtedness. The Credit Agreement also generally restricts the Company’s and the Company’s restricted subsidiaries’ ability to, among other things, incur indebtedness or liens, make investments or declare or pay dividends. The Company believes that it was in compliance with these covenants as of December 31, 2016.

Interest Rate Swaps

We use an interest rate risk management strategy that incorporates the use of derivative financial instruments to limit our exposure to interest rate risk. The swaps are “receive floating/pay fixed” instruments that define a fixed rate of interest on the economically hedged debt that the Company will pay, meaning we receive floating rate payments, which fluctuate based on LIBOR, from the counterparty and pay at a fixed rate to the counterparty, the result of which is to convert the interest rate of a portion of our floating rate debt into fixed rate debt, or to limit the variability of interest related payments caused by changes in LIBOR. Interest rate swaps with notional amounts of $140.0 million and $50.0 million terminated on September 30, 2016. In September 2016, the Company entered into two interest rate swaps with an aggregate notional amount of $443.3 million outstanding as of September 30, 2016.  These interest rate swaps will terminate on March 17, 2022.

All derivative instruments are recognized on the balance sheet on a gross basis at fair value. The fair value of the interest rate swaps is recorded in the Company’s consolidated balance sheets, either in Other current liabilities and Other long-term liabilities or Prepaids and other current assets and Other long-term assets, depending on the changes in the fair value of the swap and the payments or receipts expected within the next 12 months, with an offsetting adjustment reported as Interest expense in the consolidated statements of operations. At December 31, 2016, $10.8 million, excluding $0.5 million related to non-performance risk, was included in Other long-term assets in the consolidated balance sheets based on the fair value of the derivative instruments. At December 31, 2015, $1.1 million, excluding an immaterial amount related to non-performance risk, was included in Other current liabilities in the consolidated balance sheets based on the fair value of the derivative instruments and the amounts expected to be settled within the next 12 months. Although all of our derivative instruments are subject to master netting arrangements, no amounts have been netted against the gross liabilities previously detailed and no collateral has been posted with counterparties. During the year-ended December 31, 2016, the asset related to the swaps increased to $10.8 million, excluding the related non-performance risk, due to the fair value of the two new swaps entered into in September 2016. During the year-ended December 31, 2016, the Company recorded a reduction within Interest expense of approximately $9.8 million due to changes in fair value of derivative instruments.

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

Credit risk occurs when a counterparty to a derivative instrument fails to perform according to the terms of the agreement. Derivative instruments expose the Company to credit risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. In addition, at least quarterly, the Company evaluates its exposure to counterparties who have experienced or may likely experience significant threats to their ability to perform according to the terms of the derivative agreements to which we are a party. We have completed this review of the financial strength of the counterparties to our interest rate swaps using publicly available information, as well as qualitative inputs, as of December 31, 2016. Based on this review, we do not believe there is a significant counterparty credit risk associated with these derivative instruments. However, no assurances can be provided regarding our potential exposure to counterparty credit risk in the future.

Other Debt

Certain partnerships included in the Company’s consolidated financial statements have loans with financial institutions and other parties, included above in notes payable to banks and others. These loans mature at various dates through 2030 and accrue interest at fixed and variable rates typically ranging from 2.0% to 10.0%. As of December 31, 2016, we were in violation of certain financial covenants related to certain of these debt instruments. Based on discussions with the various lenders, we have not been advised that any lender has the intention to accelerate our debt obligations based on current circumstances, notwithstanding each of them expressly reserving the right to do so. We are currently negotiating with the various lenders to secure either a waiver for compliance with such covenants within a specified period of time, or an amendment to the applicable agreement to modify the terms of the covenant. However, no assurances can be provided regarding the ability to successfully negotiate default waivers or amendments pertaining to the covenants on behalf of certain partnerships, although we have a plan in place to alleviate the noncompliance. As a result, we have reclassified $21.1 million from Long-term debt, net of current portion to Current portion of long-term debt as of December 31, 2016.

NOTE 10 — NONCONTROLLING INTERESTS

The following table shows the breakout of net income (loss) attributable to Surgical Care Affiliates between continuing operations and discontinued operations:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Net income from continuing operations, net of tax, attributable to Surgical Care Affiliates	$35,524	$116,105	$41,335
Net loss from discontinued operations, net of tax, attributable to Surgical Care Affiliates	(77)	(784)	(9,355)
Net income, net of tax, attributable to Surgical Care Affiliates	$35,447	$115,321	$31,980

The following table shows the effects of changes to Surgical Care Affiliates’ ownership interest in its subsidiaries on Surgical Care Affiliates’ equity:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Net income attributable to Surgical Care Affiliates	$35,447	$115,321	$31,980
Increase (decrease) in equity due to sales to noncontrolling interests	619	(2,050)	(1,121)
(Decrease) increase in equity due to purchases from noncontrolling interests	(133)	(1,214)	798
Change from net income attributable to Surgical Care Affiliates and transfers to/from noncontrolling interests	$35,933	$112,057	$31,657

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

The activity relating to the Company’s noncontrolling interests — redeemable is summarized below:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Balance at beginning of period	$21,989	$15,444	$21,902
Net income attributable to noncontrolling interests-redeemable	19,992	28,504	22,605
Net change in equity related to amendments in agreements with noncontrolling interests	(3,301)	504	-
Net change related to purchase of ownership interests	988	2,095	(4,150)
Change in distribution accrual	(2,470)	311	(1,300)
Distributions to noncontrolling interests-redeemable	(20,161)	(24,869)	(23,613)
Balance at end of period	$17,037	$21,989	$15,444

NOTE 11 — FAIR VALUE

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

Disclosures for Recurring Measurements

Interest Rate Swaps

On a recurring basis, we measure our interest rate swaps at fair value. The fair value of our interest rate swaps is a Level 2 measurement derived from models based upon well recognized financial principles and reasonable estimates about relevant future market conditions and calculations of the present value of future cash flows, discounted using market rates of interest. Not included in the fair values below are a $0.5 million and an immaterial amount related to non-performance risk associated with the interest rate swaps at December 31, 2016 and December 31, 2015, respectively.

The fair values of our liabilities that are measured on a recurring basis are as follows (in millions):

	December 31, 2016
	Fair Value Measurements Using			Total
				Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other long-term assets	$—	$10.8	$—	$10.8	I
Total assets	$—	$10.8	$—	$10.8

	December 31, 2015
	Fair Value Measurements Using			Total
				Assets/Liabilities	Valuation
	Level 1	Level 2	Level 3	at Fair Value	Technique[1]
Liabilities
Other current liabilities	$—	$1.1	$—	$1.1	I
Total liabilities	$—	$1.1	$—	$1.1
(1)	As discussed above, the authoritative guidance identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

During 2016, we recorded $8.5 million of impairment to our investments in nonconsolidated affiliates due to the decline of future cash flows of such nonconsolidated affiliates that we judged to be other than temporary. This impairment is included in Equity in net income of nonconsolidated affiliates in our consolidated statement of operations.

The investments in nonconsolidated affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

Fair Value Measurements Using
Significant
	Net	Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Value	Identical Assets	Inputs	Inputs
December 31, 2016	as of:	(Level 1)	(Level 2)	(Level 3)	Total Losses
Investment in nonconsolidated affiliate	$13.3	—	—	$13.3	$8.5

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

	Level 3 Assets
	as of	Significant Unobservable	Range of
Level 3 Investment in nonconsolidated affiliate	December 31, 2016	Input	Inputs
Market Approach	$13.3	Multiple of EBITDA	7.0x Multiple

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

Impairment charges of $1.9 million and $0.6 million were recorded during the years-ended December 31, 2016 and 2015, respectively, for intangible and long-lived assets. These impairments are recorded in Impairment of intangible and long-lived assets in the Company’s consolidated statements of operations. Declining trends of earnings from operations at the facilities resulted in the impairment charges recorded in 2016 and 2015. Also, an impairment charge of $0.7 million was recorded during the year-ended December 31, 2014 for intangible and long-lived assets. This impairment is recorded in Loss from discontinued operations, net of income tax expense in the Company’s consolidated statements of operations. A declining trend of earnings from operations at a facility and increased local competition resulted in the impairment charges recorded in 2014, as management determined its intent to sell or close the impacted facility. The fair value of the impaired long-lived assets was determined based on the assets’ estimated fair value using expected proceeds from the sale of the facility.

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

	As of December 31, 2016		As of December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements (includes short-term component)	$10,836	$10,836	$1,085	$1,085
Long-term debt:
Credit Facilities debt payable:
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$—	$15,000	$14,803
Term Loan due 2022	641,642	645,652	446,625	440,763
6.00% Senior Notes due 2023	250,000	252,188	250,000	243,125
Notes payable to banks and others	118,551	118,551	99,707	99,707

NOTE 12 — EQUITY-BASED COMPENSATION

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

Option awards are generally granted with an exercise price equal to at least the fair market value of the underlying share at the date of grant. Vesting in the option awards varies based upon time, attainment of certain performance conditions, or upon the occurrence of a Liquidity Event (as defined in the applicable Plan) in which the TPG Funds and/or any of its affiliates achieves a minimum cash return on its original investment. All existing RSU awards vest over time. Performance share awards vest based on the passage of time and the Company’s achievement of various performance metrics.

At December 31, 2016, 2,763,369 stock-based awards (which, with respect to performance shares, is based on the target level of performance) were outstanding (of which 2,687,005 are awards under the Plans) and 3,968,969 shares were available for future equity grants under the Plans.

Information pertaining to equity-based compensation was as follows (in thousands):

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Equity-based compensation expense	$13,065	$8,519	$4,126
Cash received from option exercises	8,125	6,652	3,887

As of December 31, 2016, the Company had total unrecognized compensation cost of approximately $28.7 million related to non-vested awards, which the Company expects to recognize through 2020 and over a weighted-average period of 2.5 years.

Option Awards

A summary of option activity under the Plans is presented below:

		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
	UNITS	EXERCISE	CONTRACTUAL	INTRINSIC
	(IN 000’S )	PRICE	LIFE (YEARS)	VALUE
Outstanding, December 31, 2013	3,007	$11.42	5.57	$70,117
Granted	417	$29.46
Exercised	(633)	$10.93
Forfeitures	(74)	$16.16
Expirations	(2)	$14.05
Outstanding, December 31, 2014	2,715	$14.23	5.81	$52,488
Granted	352	$35.94
Exercised	(611)	$11.08
Forfeitures	(71)	$24.04
Expirations	(2)	$10.25
Outstanding, December 31, 2015	2,383	$17.97	6.38	$52,226
Granted	378	$41.52
Exercised	(659)	$12.32
Forfeitures	(65)	$29.62
Expirations	—
Outstanding, December 31, 2016	2,037	$23.79	6.59	$45,676
Exercisable, December 31, 2016	1,122	$15.86	5.28	$34,071

The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2016 was $11.68. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2015 was $14.44. The weighted average grant-date fair value per option of all options granted during the year-ended December 31, 2014 was $11.88.

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

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2015	DECEMBER 31, 2014
Expected volatility	25%	25% - 40%	40%
Risk-free interest rate	1.365% - 1.97%	1.0% -1.88%	1.0% -1.35%
Expected term (years)	6.25	6.25	6.25
Dividend yield	0.00%	0.00%	0.00%

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

RSU Awards

A summary of activity associated with RSU awards is presented below:

		WEIGHTED-AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
	(IN 000’S )	PER UNIT
Nonvested and Nonsettled RSUs at December 31, 2013	80	$24.58
Granted	318	$29.55
Vested and Released	(17)	$25.47
Vested and Deferred	(7)	n/a
Forfeited	(7)	31.24
Nonvested and Nonsettled RSUs at December 31, 2014	367	$28.58
Granted	315	$36.12
Vested and Released	(86)	$28.67
Vested and Deferred	(9)	n/a
Forfeited	(33)	30.51
Nonvested and Nonsettled RSUs at December 31, 2015	554	$32.95
Granted	358	$41.47
Vested and Released	(162)	$31.76
Vested and Deferred	(4)
Forfeited	(34)	35.31
Nonvested and Nonsettled RSUs at December 31, 2016	712	$37.24

		WEIGHTED-AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
	(IN 000’S )	PER UNIT
Total RSUs at December 31, 2013	151	$17.71
Granted	318	$29.55
Vested and Released	(17)	$25.47
Forfeited	(7)	$31.24
Total RSUs at December 31, 2014	445	$25.67
Granted	315	$36.12
Vested and Released	(86)	$28.67
Forfeited	(33)	$30.51
Total RSUs at December 31, 2015	641	$30.16
Granted	358	$41.47
PSA Issuances	(77)	$41.25
Vested and Released	(162)	$31.76
Forfeited	(34)	$35.31
Total RSUs at December 31, 2016	726	$33.94

NOTE 13 — EMPLOYEE BENEFIT PLANS

SCA has certain employee benefit plans, including the following:

•	Company sponsored healthcare plans, including coverage for medical and dental benefits;
•	The Retirement Investment Plan, which is a qualified 401(k) savings plan;
•	The Senior Management Bonus Program; and
•	The Teammate Stock Purchase Plan.

Eligible teammates may participate in SCA’s sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by a third-party administrator, for which we are self-insured. The cost associated with these plans, net of amounts paid by teammates, was approximately $25.0 million, $21.9 million and $23.3 million for the years-ended December 31, 2016, 2015 and 2014, respectively.

The Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible teammates to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan, subject to the maximum annual limits set by the IRS. SCA’s employer matching contribution is 75% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Substantially all teammates who are at least 21 years of age are eligible to participate in the plan. Employer and participant contributions are immediately fully vested. Employer contributions made to the Retirement Investment Plan approximated $7.7 million, $3.4 million and $2.7 million during the years-ended December 31, 2016, 2015 and 2014, respectively.

SCA has a Senior Management Bonus Program designed to reward senior management for performance, based on a combination of corporate, regional and individual goals. The corporate goals are based upon the Company meeting a pre-determined financial goal. Similarly, regional goals, if any, are based upon a pre-determined set of financial goals for the applicable region. Individual goals are initially proposed by each participant in consultation with his or her immediate supervisor and, with respect to our executive officers, are then approved by our Compensation Committee. We recorded expense of approximately $13.7 million, $13.6 million and $9.0 million under the Senior Management Bonus Program for the years-ended December 31, 2016, 2015 and 2014, respectively.

The Company’s Teammate Stock Purchase Plan (the "TSPP") enables eligible teammates to purchase shares of the Company’s common stock through payroll deductions or other permitted means. As determined by the Company’s Compensation Committee, the purchase price for shares offered under the TSPP during any particular offering period may be set as low as 85% of the closing price of the Company’s common stock on the purchase date at the end of such period. The Company recognizes the fair value of the discount associated with shares purchased in Salaries and benefits expense on the consolidated statements of operations. The Company’s Board of Directors has authorized 500,000 shares of the Company’s common stock to be issued under the TSPP. During the year-ended December 31, 2016, the Company issued 50,537 shares under the TSPP and received cash totaling $2.0 million.

NOTE 14 — INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes. The Income from continuing operations before income tax expense is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Income from continuing operations before income taxes	$255,205	$189,631	$175,943
The significant components of the provision (benefit) for income taxes related to continuing operations are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Current:
Federal	$—	$—	$(6)
State and local	1,271	1,408	846
Total current expense	1,271	1,408	840
Deferred:
Federal	24,962	(67,428)	6,916
State and local	2,590	(18,758)	1,683
Total deferred expense (benefit)	27,552	(86,186)	8,599
Total income tax expense (benefit) related to continuing operations	$28,823	$(84,778)	$9,439

The $28.8 million provision for income tax expense for the year-ended December 31, 2016 resulted primarily from the application of our blended federal and state income tax rate to the pre-tax book income from continuing operations subsequent to the removal of pre-tax book income from noncontrolling interests for the current year.

Through the period ended June 30, 2015, the Company had a full valuation allowance recorded against its net deferred tax assets, except for the portion of its deferred tax differences related to goodwill, an asset considered to be an indefinite-lived intangible.  The Company’s assessment of whether a full valuation allowance is appropriate includes review of operating performance, the scheduled reversal of temporary differences and our forecast of taxable income in future periods. Based on management’s review of these factors as of the third quarter 2015, the Company determined that there was sufficient positive evidence to support the release of a significant portion of the valuation allowance. Thus, the $84.8 million income tax benefit for the year-ended December 31, 2015 was inclusive of the valuation allowance release, net of $23.9 million of valuation allowance retained for capital loss carryforwards and a small portion of state net operating loss carryforwards, not anticipated to be utilized prior to expiration.

The provision for income tax expense for the year-ended December 31, 2014 was reflective of a full valuation allowance.  Accordingly, the majority of tax expense for that period was due to the amortization of goodwill that is not amortized for book purposes, as well as write-offs of book and tax goodwill.

The Company continues to maintain a $21.5 million valuation allowance with respect to deferred tax assets recorded for capital loss carryforwards and a small portion of state net operating loss carryforwards not anticipated to be utilized prior to expiration. The Company continues to closely monitor actual and forecasted earnings, and if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on income from continuing operations, which include federal, state and other income taxes, is as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Tax expense at statutory rate	35.0%	35.0%	35.0%
(Decrease) increase in tax rate resulting from:
Federal income tax assumed by noncontrolling interests	(26.2)	(29.2)	(24.9)
Change in valuation allowance	0.7	(51.9)	(6.6)
State income taxes, net of federal tax benefit	1.5	1.3	1.8
Other, net	0.3	0.1	0.1
Effective tax rate	11.3%	(44.7)%	5.4%

The income tax expense at the statutory rate is the expected income tax expense resulting from the income from continuing operations subsequent to the removal of tax expense related to noncontrolling interest income.  Income tax expense varies from the statutory rate for the year ended December 31, 2016 due primarily to the impact of the removal of tax expense related to noncontrolling interest income. Income tax expense varies from the statutory rate for the year-ended December 31, 2015 due to the release of a significant portion of the valuation allowance recorded against net deferred tax assets.  Income tax expense varies for the year-ended December 31, 2014 due to the Company recording a full valuation allowance against its net deferred tax assets, whereby tax expense was attributable to the tax amortization of goodwill, an indefinite-lived intangible, as well as write-offs of book and tax goodwill.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	AS OF DECEMBER 31,
	2016	2015
Deferred income tax assets:
Net operating loss	95,964	89,374
Capital loss	21,638	24,496
Accrued liabilities	6,580	9,064
Goodwill	4,766	4,296
Other	3,659	3,356
Total deferred income tax assets	132,607	130,586
Deferred income tax liabilities:
Investment in partnerships	(177,865)	(148,442)
Valuation allowance	(21,550)	(23,917)
Other	(5,070)	(2,566)
Total deferred income tax liabilities	(204,485)	(174,925)
Total deferred income tax liability	$(71,878)	$(44,339)

For the years-ended December 31, 2016, December 31, 2015 and December 31, 2014, the net decreases in our valuation allowance were $2.3 million, $139.6 million and $2.6 million, respectively. The decrease in our valuation allowance in 2016 of $4.1 million was attributable to the expiration of capital losses as of December 31, 2016, offset by an increase of $1.8 million attributable to an additional tax capital loss generated during the year-ended December 31, 2016.  The decrease in our valuation allowance in 2015 relates primarily to the release of a substantial portion of the allowance, due to the Company’s assessment that there was sufficient positive evidence that we will realize our deferred tax assets in the future. The decrease in 2015 also included the impact of the expiration of capital losses as of December 31, 2015.  The decrease in the valuation allowance in 2014 relates primarily to the reduction of the deferred tax asset attributable to NOLs. The Company anticipates that the valuation allowance will decrease by approximately $1.5 million in the next 12 months due to the expiration of capital losses.

Changes to the Company’s deferred tax valuation allowance are as follows:

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Balance at beginning of period	$23,917	$163,528	$166,145
Deductions	(2,367)	(139,611)	(2,617)
Balance at end of period	$21,550	$23,917	$163,528

At December 31, 2016 we had federal NOLs of $81.4 million ($238.7 million on a gross basis) and state NOLs of $14.5 million. The federal NOLs expire in various amounts at varying times beginning in 2027.  Use of a portion of our federal NOLs is subject to the limitations provided under Section 382 of the Code, as well as the separate return limitation rules of Internal Revenue Service regulations. During 2015, substantial changes in our ownership occurred which limit the amount of NOLs that can be utilized annually. During 2015, the Company released the valuation allowance previously maintained against the deferred tax asset attributable to NOLs.  The release was based on the Company’s forecast of taxable income in future periods sufficient to utilize the NOLs, as well as the assessment that the limitations imposed by Internal Revenue Code Section 382 should not restrict our ability to use the federal NOLs before they expire.

The deferred tax asset for the NOL carryfoward as of December 31, 2016 excludes $17.2 million for loss carryforwards resulting from excess tax benefits attributable to share-based awards.  When ASU No. 2016-09 becomes effective for the Company beginning January 1, 2017, the tax effects of the share-based awards, when recognized, will be accounted for through income tax expense.

The Company had no tax liability for uncertain tax positions as of December 31, 2016 or December 31, 2015. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

NOTE 15 — ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Prior to 2016, we closed or sold certain facilities that qualify for reporting as discontinued operations. The operating results of discontinued operations for the year-ended December 31, 2016 and the assets and liabilities associated with these facilities as of December 31, 2016 and December 31, 2015 are immaterial. Additionally, the accompanying consolidated statements of operations and cash flows reflect the loss, net of income tax expense, and the net cash (used in) provided by operating, investing and financing activities, respectively, associated with these facilities as discontinued operations.

The operating results of discontinued operations are as follows:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2015	2014
Net operating revenues	$4,029	$15,507
Costs and expenses	(7,143)	(18,690)
Gain on sale of investments	1,891	294
Impairments	—	(700)
Loss from discontinued operations	(1,223)	(3,589)
Income tax benefit (expense)	439	(5,766)
Net loss from discontinued operations	$(784)	$(9,355)

We have two properties and one facility that qualified for reporting as held for sale but did not qualify for reporting as discontinued operations as of December 31, 2016.  Management has committed to selling these properties and this facility, and an active program to locate buyers is underway. We expect that the sale of these properties and this facility will be completed within twelve months. The assets and liabilities associated with these properties and this facility are reflected in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 as Current assets held for sale, Assets held for sale, Current liabilities held for sale and Liabilities held for sale. We had one property partnership that qualified for reporting as held for sale as of December 31, 2015. The sale of the property partnership was completed during the first quarter of 2016.

Assets and liabilities held for sale consisted of the following:

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets
Property and equipment, net	6,711	408
Total assets	$6,711	$408
Liabilities
Accounts payable and other current liabilities	$665	$26
Total current liabilities	665	26
Other long-term liabilities	185	—
Total liabilities	$850	$26

NOTE 16 — RELATED PARTY TRANSACTIONS

TPG Capital BD, LLC, an affiliate of TPG, served as an arranger in connection with the Incremental Amendment to the Credit Agreement and the Credit Agreement and was paid an arrangement fee in the amount of approximately $0.1 million and $0.2 million during the three-months ended December 31, 2016 and three-months ended March 31, 2015, respectively. TPG Capital BD, LLC also served as an initial purchaser in connection with our offering of the Senior Notes in March 2015, which resulted in an aggregate gross spread to TPG Capital BD, LLC of approximately $0.2 million.  In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold by the Selling Stockholders in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $0.4 million that was paid by the Selling Stockholders.

Certain directors of the Company have received options to purchase shares of the Company under the Directors Plan as part of their compensation for service on the Company’s Board and, prior to our initial public offering in November 2013, for consulting services provided to the Company. Total expense recognized by the Company related to these options was immaterial for the years-ended December 31, 2016, 2015 and 2014.

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

Reserves for incurred but not reported professional and general liability risks were approximately $8.5 million and $7.8 million at December 31, 2016 and December 31, 2015, respectively, and are included in Other long-term liabilities in the consolidated balance sheets. Expenses related to professional and general liability risks were $6.5 million, $6.0 million and $4.3 million for the years-ended December 31, 2016, 2015 and 2014, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation were $2.2 million, $2.6 million and $2.0 million for the years-ended December 31, 2016, 2015 and 2014, respectively, and are classified in Salaries and benefits in our consolidated statements of operations.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2036. We also lease certain buildings and equipment under capital leases expiring at various dates through 2033. Operating leases generally have 3 to 20 year terms with one or more renewal options and with terms to be negotiated at the time of renewal.

NOTE 18 — SUBSEQUENT EVENTS

Effective January 1, 2017, Merritt Island ASC, LLC (“Merritt Island”), which owns and operates an ASC in Merritt Island, Florida, contributed substantially all of its assets to Space Coast Surgical Center, Ltd. (“Space Coast”), an existing consolidated SCA facility located in Merritt Island, Florida, in exchange for a 33.3% ownership interests in Space Coast.  SCA and one of our partners then contributed our ownership interest in Space Coast to a joint venture entity owned by SCA and a health system partner.  The Merritt Island location closed and combined its operations into the Space Coast location.  No cash consideration was transferred as part of this transaction.

Merger Agreement

On January 7, 2017, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with UnitedHealth Group Incorporated, a Delaware corporation (“UnitedHealth Group”), and UnitedHealth Group’s wholly owned subsidiaries, Spartan Merger Sub 1, Inc., a Delaware corporation (“Purchaser”), and Spartan Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2”). Pursuant to the Merger Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $57.00 per share, to be funded with a combination of cash and UnitedHealth Group common stock, as set forth in the Merger Agreement. Purchaser intends to commence an exchange offer to purchase all of the outstanding shares of the Company’s common stock, upon the terms and subject to the conditions of the Merger Agreement. Consummation of the exchange offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the exchange offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law (the “First Merger”), with no stockholder vote required to consummate the First Merger, and the Company surviving as a wholly owned indirect subsidiary of Merger Sub 2. Immediately following the First Merger, the Company will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned direct subsidiary of UnitedHealth Group.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Until the earlier of the termination of the Merger Agreement and the consummation of the Mergers, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Company has agreed not to solicit, initiate, knowingly encourage or knowingly facilitate the making of any alternative acquisition proposals. However, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal that our Board of Directors reasonably believes is or could reasonably be expected to lead to a superior proposal. Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal.

The Merger Agreement contains certain termination rights for both UnitedHealth Group and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing acquisition proposals, including if the Company terminates the Merger Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay UnitedHealth Group a termination fee of $90.0 million.

Additional information about the merger is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

The following tables present the financial position of Surgical Care Affiliates as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years-ended December 31, 2016, 2015 and 2014. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current period presentation.

Surgical Care Affiliates, Inc.

Condensed Balance Sheets

(In thousands)

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets
Cash and cash equivalents	$162	$162
Due from SCA	881,756	700,120
Investment in SCA	440,064	382,261
Total assets	$1,321,982	$1,082,543
Liabilities
Advances under $250 million Revolving Credit Facility (excluding letters of credit issued thereunder)	$—	$15,000
Term Loan Facility due 2022	641,642	446,625
6.00% Senior Notes due 2023	250,000	250,000
Unamortized discounts and debt issuance costs	(9,724)	(11,343)
Total liabilities	881,918	700,282
Equity
Common stock	405	397
Additional paid in capital	463,686	442,678
Accumulated deficit	(24,027)	(60,814)
Total equity	440,064	382,261
Total liabilities and equity	$1,321,982	$1,082,543

Surgical Care Affiliates, Inc.

Condensed Statements of Comprehensive Income

(In thousands, except per share data)

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Equity in net income of SCA	$48,512	$123,840	$36,137
Stock compensation expense	13,065	8,519	4,126
Other expenses	—	—	31
Income before income taxes	35,447	115,321	31,980
Provision for income taxes	—	—	—
Net income	35,447	115,321	31,980
Equity in comprehensive income of SCA	—	—	—
Comprehensive income	$35,447	$115,321	$31,980
Basic net income per share	$0.88	$2.93	$0.83
Basic average shares outstanding	40,214	39,360	38,477
Diluted net income per share	$0.86	$2.83	$0.80
Diluted average shares outstanding	41,106	40,734	39,958

Surgical Care Affiliates, Inc.

Condensed Statements of Cash Flows

(In thousands)

	YEAR-ENDED	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2016	2015	2014
Net income	$35,447	$115,321	$31,980
Adjustment to reconcile net loss to net cash from operating activities
Equity in net income of SCA	(48,512)	(123,840)	(36,137)
Stock compensation expense	13,065	8,519	4,126
Net cash from operating activities	—	—	(31)
Investing activities:
Increase in due from SCA	(181,636)	(700,120)	—
Investment in SCA	—	—	(16,000)
Distributions from SCA	—	—	—
Net cash used in investing activities	(181,636)	(700,120)	(16,000)
Financing activities:
Borrowings under line of credit arrangements and long-term debt, net of issuance costs	186,619	703,494	—
Principal payments on line of credit arrangements and long-term debt	(4,983)	(3,374)	—
Net cash provided by financing activities	181,636	700,120	—
Net change in cash and cash equivalents	—	—	(16,031)
Cash and cash equivalents at beginning of period	162	162	16,193
Cash and cash equivalents at end of period	$162	$162	$162

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years-ended December 31, 2016 and 2015. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)				(In thousands, except per share data)
Net operating revenues	$279,718	$299,851	$322,835	$379,001	$234,091	$253,686	$257,787	$305,926
Income from continuing operations before income taxes	39,538	52,392	66,359	96,916	26,568	47,949	51,470	63,644
Income from continuing operations	37,617	48,088	59,117	81,560	22,755	43,682	156,086	51,886
Gain (loss) from discontinued operations, net of income tax	(16)	2	(21)	(42)	(1,470)	(172)	983	(125)
Net income	37,601	48,090	59,096	81,518	21,285	43,510	157,069	51,761
Less: Net income attributable to noncontrolling interests	(35,188)	(42,386)	(45,772)	(67,512)	(30,451)	(38,950)	(38,430)	(50,473)
Net income (loss) attributable to Surgical Care Affiliates	$2,413	$5,704	$13,324	$14,006	$(9,166)	$4,560	$118,639	$1,288
Basic net earnings (loss) from continuing operations per common share	$0.06	$0.14	$0.33	$0.35	$(0.20)	$0.12	$2.97	$0.04
Basic net income (loss) per common share	$0.06	$0.14	$0.33	$0.35	$(0.24)	$0.12	$3.00	$0.03
Diluted net earnings (loss) from continuing operations per common share	$0.06	$0.14	$0.32	$0.34	$(0.20)	$0.11	$2.88	$0.03
Diluted net earnings (loss) per common share	$0.06	$0.14	$0.32	$0.34	$(0.24)	$0.11	$2.90	$0.03

During the quarter-ended December 31, 2016, we recorded a correction to decrease Gain on sale of investments by $3.6 million to partially reduce a gain recorded on a consolidation transaction during the quarter-ended September 30, 2016; this correction resulted in a decrease to Goodwill of $17.0 million, a decrease to Noncontrolling interests – non-redeemable of $13.9 million and a decrease to Total Surgical Care Affiliates’ equity of $3.1 million.  We do not believe that this error or its correction is material to our previously issued financial statements. There was no effect on the operating, investing, financing or total cash flows on our consolidated statement of cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Surgical Care Affiliates, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the specified criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded all 2016 business combinations because these entities were acquired by the Company in purchase business combinations during 2016. The 2016 business combinations, in the aggregate, have total assets and net operating revenues representing 4.5% and 11.2%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

During the quarter-ended December 31, 2016, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2017 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted a document known as the Standards of Legal and Regulatory Conduct that is applicable to all of our directors and teammates (the “Code of Business Conduct”).  We have also adopted a Code of Ethical Conduct for Financial Leaders that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers at the corporate level (the “Senior Officers Code”).  Both the Code of Business Conduct and the Senior Officers Code are available on our website at www.scasurgery.com in the “Investors” section under “Corporate Governance.”  Any future changes or amendments to the Code of Business Conduct or the Senior Officers Code, and any waiver of the Code of Business Conduct or the Senior Officers Code that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer, will be posted to our website at the above location.

Other information required by this Item 10 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2017 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2017 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 and Item 201(d) of Regulation S-K is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2017 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2017 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2017 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) and (b) — Exhibits.

The exhibits listed on the Exhibit Index of this Form 10-K are filed herewith or are incorporated herein by reference.

(a)(1) and (c) — Financial Statements

Financial Statements: The Financial Statements of Surgical Care Affiliates are included herein in Part II, Item 8.

The following audited and unaudited consolidated financial statements of BSC Holdings, LLC are presented pursuant to Rule 3-09 of Regulation S-X:

BSC Holdings, LLC

Audited Consolidated Financial Statements

December 31, 2015 and 2016

INDEX

Audited Consolidated Financial Statements

Independent Auditor’s Report

To the Board of Directors and Members of
BSC Holdings, LLC

We have audited the accompanying consolidated financial statements of BSC Holdings, LLC, which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

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

Auditors’ Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSC Holdings, LLC as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended  in accordance with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Birmingham, Alabama

February 21, 2017

BSC Holdings, LLC

Audited Consolidated Balance Sheets

(In thousands of U.S. dollars)

	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$11,097	$10,978
Accounts receivable, net of allowance for doubtful accounts (2016 - $6,046; 2015 - $3,900)	25,285	19,460
Due from related party	28,027	27,307
Prepaids and other current assets	2,621	1,666
Total current assets	67,030	59,411
Property and equipment, net of accumulated depreciation (2016 - $13,307; 2015 - $11,230)	8,353	8,840
Goodwill	128,176	128,176
Intangible assets, net of accumulated amortization (2016 - $5,122; 2015 - $3,630)	4,660	6,152
Total assets	$208,219	$202,579
Liabilities and Equity
Current liabilities
Current portion of capital lease obligations	$117	$135
Accounts payable	3,264	1,814
Accrued payroll	1,092	1,135
Other current liabilities	998	1,284
Due to related party	4,733	4,490
Total current liabilities	10,204	8,858
Other Long-Term Liabilities	264	219
Total liabilities	10,468	9,077
Commitments and contingent liabilities (Note 7)
Equity
Members’ equity	148,050	146,538
Noncontrolling interests	49,701	46,964
Total equity	197,751	193,502
Total liabilities and equity	$208,219	$202,579

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Audited Consolidated Statements of Operations

(In thousands of U.S. dollars)

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Net operating revenues:
Net patient revenues	$164,283	$141,310
Other revenues	782	678
Total net operating revenues	165,065	141,988
Operating expenses:
Salaries and benefits	20,339	18,221
Supplies	18,119	17,020
Professional and contractual services	1,104	629
Other operating expenses	11,475	11,460
Depreciation and amortization	3,570	3,448
Occupancy costs	4,062	3,873
Provision for doubtful accounts	6,394	4,973
Loss (Gain) on sale of property and equipment	1	(25)
Total operating expenses	65,064	59,599
Operating income	100,001	82,389
Interest expense	26	34
Interest income	(46)	(43)
Net income	100,021	82,398
Less: Net income attributable to noncontrolling interests	(50,445)	(41,383)
Net income attributable to BSC Holdings, LLC	$49,576	$41,015

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Audited Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars)

			Total
			Members	Noncontrolling	Total
	SCA	IU Health	Equity	Interests	Equity
Balance at December 31, 2014	$65,709	$68,391	$134,100	$31,562	$165,662
Net income	20,097	20,918	41,015	41,383	82,398
Distributions to members	(14,195)	(14,774)	(28,969)	—	(28,969)
Contributions from members	192	200	392	3,579	3,971
Ownership interest issued to noncontrolling interest for business acquisition	—	—	—	6,068	6,068
Distributions to noncontrolling interests	—	—	—	(35,628)	(35,628)
Balance at December 31, 2015	$71,803	$74,735	$146,538	$46,964	$193,502
Net income	24,292	25,284	49,576	50,445	100,021
Distributions to members	(23,551)	(24,513)	(48,064)	—	(48,064)
Contributions from members	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	(47,708)	(47,708)
Balance at December 31, 2016	$72,544	$75,506	$148,050	$49,701	$197,751

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Audited Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Cash flows from operating activities
Net income	$100,021	$82,398
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	6,394	4,973
Depreciation and amortization	3,570	3,448
Loss (gain) on disposal of assets	1	(25)
Increase in assets
Accounts receivable	(12,219)	(8,154)
Other assets	(955)	(26)
Increase (decrease) in liabilities
Accounts payable	1,450	480
Accrued payroll	(43)	143
Other liabilities	(123)	89
Net cash provided by operating activities	98,096	83,326
Cash flows from investing activities
Capital expenditures	(1,590)	(955)
Proceeds from sale of PPE	—	25
Payment for business acquisitions	—	(14,877)
Changes in due to/from related party	(478)	(9,672)
Net cash used in investing activities	(2,068)	(25,479)
Cash flows from financing activities
Principal payments under capital lease obligations	(137)	(197)
Capital contributions	—	392
Contributions from noncontrolling interests of consolidated affiliates	—	3,579
Distributions to members	(48,064)	(28,969)
Distributions to noncontrolling interests of consolidated affiliates	(47,708)	(35,628)
Net cash used in financing activities	(95,909)	(60,823)
Change in cash and cash equivalents	119	(2,976)
Cash and cash equivalents at beginning of period	10,978	13,954
Cash and cash equivalents at end of period	$11,097	$10,978
Supplemental cash flow information:
Cash paid during the year for interest	$26	$34
Supplemental schedule of noncash investing and financing activities
Equity consideration for MSSC acquisition (Note 8)	$—	$6,100

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Notes to Audited Consolidated Financial Statements

(Amounts in tables are in thousands of U. S. dollars unless otherwise indicated)

1.	DESCRIPTION OF THE BUSINESS

Nature of Operations

BSC Holdings, LLC (“BSC” the “Company” or “we”), a Delaware limited liability company, was formed on July 11, 2011, primarily to own and operate a network of multi-specialty and GI ambulatory surgery centers (“BSC”) in the Indianapolis, Indiana, metropolitan area.  BSC is a 51% owned subsidiary of IU Health.  Surgery Centers – BSC Holdings, LLC, a subsidiary of Surgical Care Affiliates, Inc. (SCA), owns 49% of BSC. As of December 31, 2016 and 2015, the Company had an interest in and/or operated five ASCs (Ambulatory Surgery Center) in the Indianapolis, Indiana, metropolitan area. Our ASCs primarily provide the facilities, equipment and medical support staff necessary for physicians to perform non-emergency surgical and other procedures in various specialties, including orthopedics, ophthalmology, gastroenterology, pain management, otolaryngology (ear, nose and throat, or “ENT”), urology and gynecology, as well as other general surgery procedures. At our ASCs, physicians perform same-day surgical procedures.

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

The Company follows the guidance issued by the Accounting Standards Codification relating to uncertainty in income taxes. This guidance requires entities to assess their tax positions for the likelihood that they would be overturned upon Internal Revenue Service (IRS) examination or upon examination by state taxing authorities. In accordance with this guidance, the Company has assessed its tax positions and determined that it does not have any positions at December 31, 2016 and 2015, that it would be unable to substantiate. The Company has filed its tax returns through December 31, 2015. The tax returns for the year ended December 31, 2013, and thereafter are subject to audit by the taxing authorities.

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

During each of the years ended December 31, 2016 and 2015, approximately 80% and 82%, respectively, of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During each of the years ended December 31, 2016 and 2015, approximately 8% and 9%, respectively, of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During each of the years ended December 31, 2016 and 2015, approximately 9% and 8%, respectively, of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

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

	AS OF	AS OF
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Managed care and other discount plans	85%	83%
Medicare	4	3
Workers’ compensation	7	11
Patients and other third-party payors	2	2
Medicaid	2	1
Total	100%	100%

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	AS OF	AS OF
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Leasehold improvements	$5,005	$4,933
Furniture, fixtures and equipment	16,521	14,544
	21,526	19,477
Less: Accumulated depreciation and amortization	(13,307)	(11,230)
	8,219	8,247
Construction in progress	134	593
Property and equipment, net	$8,353	$8,840

Depreciation expense for the years ended December 31, 2016 and 2015, was approximately $2.1 million and $2.0 million and is included in the consolidated statements of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Assets under capital lease obligations:
Equipment	$825	$825
Accumulated amortization	(591)	(491)
Assets under capital lease obligations, net	$234	$334
Amortization expense	$100	$173
Rent Expense:
Minimum rent payments	$2,821	$3,586
Contingent and other rents	1,241	287
Total rent expense	$4,062	$3,873

Leases

Future minimum lease payments at December 31, 2016 for those leases of BSC Holdings, LLC and its subsidiaries having an initial or remaining non-cancelable lease term of one year or more are as follows:

	Operating	Capital
Year ending December 31,	Leases	Leases	Total
2017	$1,113	$117	$1,230
2018	442	74	516
2019	398	26	424
2020	66	—	66
2021	—	—	—
2022 and thereafter	—	—	—
	$2,019	217	$2,236

4.	GOODWILL AND INTANGIBLES

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the years ended December 31, 2016 and 2015.

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing each year. We have no accumulated impairment of goodwill for the years ended December 31, 2016 and December 31, 2015.

The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Balance at beginning of period	$128,176	$110,239
Acquisitions (Note 8)	—	17,937
Balance at end of period	$128,176	$128,176

The following table provides information regarding our other intangible assets:

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2016	2015
Certificates of need
Gross carrying amount	$3,480	$3,480
Accumulated amortization	(791)	(559)
Net	$2,689	$2,921
Management agreements
Gross carrying amount	$6,302	$6,302
Accumulated amortization	(4,331)	(3,071)
Net	$1,971	$3,231

ESTIMATED
AMORTIZATION
YEAR ENDING DECEMBER 31,	EXPENSE
2017	$1,492
2018	560
2019	560
2020	287
2021	232
2022 and thereafter	1,529
$4,660

5.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to BSC Holdings, LLC ownership interest in its subsidiaries on BSC Holdings, LLC equity:

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
Net income attributable to BSC Holdings, LLC	$49,576	$41,015
Increase in equity due to sales to noncontrolling interests	—	392
Change from net income attributable to BSC Holdings, LLC and transfers to/from noncontrolling interests	$49,576	$41,407

 6.  RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $28.0 million and $27.3 million as of December 31, 2016 and 2015, respectively, from Surgical Care Affiliates, Inc. and related affiliates consisting of cash transferred to SCA, net of management fees incurred from SCA during the year, and such amounts are classified as due from related party in the accompanying consolidated balance sheets. The surgery centers owed Indiana University Health $4.7 million and $4.5 million as of December 31, 2016 and 2015, respectively, for inventory, payroll and other purchases during the year, and such amounts were classified as due to related party in the accompanying consolidated balance sheets.

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

In March 2015, Multi-Specialty Surgery Center, which owns and operated an ASC in Indianapolis, Indiana, contributed substantially all of its assets to the Company, in exchange for total consideration of $22.0 million. Total consideration included $14.9 million of cash and a 3.8% membership interest in a subsidiary of the Company valued at $6.1 million. The amounts recognized as of the acquisition date for each major class of assets and liabilities assumed are as follows:

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

We accounted for this transaction under the acquisition method of accounting and reported the results of operations from the date of acquisition. The assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination were recorded and expensed separately from the business combination. The fair value of identifiable intangible assets and the equity consideration transferred were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. Factors contributing to the recognition of goodwill include the center’s favorable reputations in their market, their market position, their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model and synergistic benefits that are expected to be realized as a result of the acquisitions.

9.  SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 21, 2017, the financial statement issuance date, and concluded that there were no material subsequent events.

BSC Holdings, LLC

Unaudited Consolidated Financial Statements

December 31, 2014

BSC Holdings, LLC

Unaudited Consolidated Balance Sheet

(In thousands of U.S. dollars)

DECEMBER 31,
2014
Assets
Current assets
Cash and cash equivalents	$13,954
Accounts receivable, net of allowance for doubtful accounts ($2,747)	16,279
Due from related party	17,180
Prepaids and other current assets	1,640
Total current assets	49,053
Property and equipment, net of accumulated depreciation ($9,210)	9,086
Goodwill	110,239
Intangible assets, net of accumulated amortization ($2,203)	4,995
Total assets	$173,373
Liabilities and Equity
Current liabilities
Capital lease obligations	$122
Accounts payable	1,324
Accrued payroll	992
Other current liabilities	1,195
Due to related party	4,035
Total current liabilities	7,668
Capital lease obligations, net of current portion	43
Total liabilities	7,711
Commitments and contingent liabilities (Note 7)
Equity
Members’ equity	134,100
Noncontrolling interests	31,562
Total equity	165,662
Total liabilities and equity	$173,373

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Unaudited Consolidated Statement of Operations

(In thousands of U.S. dollars)

YEAR-ENDED
DECEMBER 31,
2014
Net operating revenues:
Net patient revenues	$121,647
Other revenues	636
Total net operating revenues	122,283
Operating expenses:
Salaries and benefits	16,915
Supplies	14,503
Professional and contractual services	390
Other operating expenses	9,974
Depreciation and amortization	2,668
Occupancy costs	3,445
Provision for doubtful accounts	3,304
Loss on sale of property and equipment	8
Total operating expenses	51,207
Operating income	71,076
Interest expense	14
Interest income	(34)
Net income	71,096
Less: Net income attributable to noncontrolling interests	(35,737)
Net income attributable to BSC Holdings, LLC	$35,359

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Unaudited Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars)

			Total
			Members	Noncontrolling	Total
	SCA	IU Health	Equity	Interests	Equity
Balance at December 31, 2013	$66,184	$68,885	$135,069	$33,000	$168,069
Net income	17,326	18,033	35,359	35,737	71,096
Distributions to members	(17,802)	(18,528)	(36,330)	—	(36,330)
Contributions from members	1	1	2	339	341
Distributions to noncontrolling interests	—	—	—	(37,514)	(37,514)
Balance at December 31, 2014	$65,709	$68,391	$134,100	$31,562	$165,662

The accompanying notes are an integral part of these consolidated financial statements.

BSC Holdings, LLC

Unaudited Consolidated Statement of Cash Flows

(In thousands of U.S. dollars)

YEAR-ENDED
DECEMBER 31,
2014
Cash flows from operating activities
Net income	$71,096
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	3,304
Depreciation and amortization	2,668
Loss on disposal of assets	(7)
Increase in assets
Accounts receivable	(2,467)
Other assets	(38)
Increase in liabilities
Accounts payable	406
Accrued payroll	247
Other liabilities	504
Net cash provided by operating activities	75,713
Cash flows from investing activities
Capital expenditures	(2,239)
Changes in related party	2,919
Net cash provided by investing activities	680
Cash flows from financing activities
Principal payments under capital lease obligations	(394)
Repurchase of equity interest of consolidated affiliates	—
Capital contributions	2
Contributions from noncontrolling interests of consolidated affiliates	339
Distributions to members	(36,330)
Distributions to noncontrolling interests of consolidated affiliates	(37,514)
Net cash used in financing activities	(73,897)
Change in cash and cash equivalents	2,496
Cash and cash equivalents at beginning of period	11,458
Cash and cash equivalents at end of period	$13,954
Supplemental cash flow information:
Cash paid during the year for interest	$14

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

During the year-ended December 31, 2014, approximately 81% of our net patient revenues related to patients with commercial insurance coverage. Healthcare services providers are under increasing pressure to accept reduced reimbursement for services provided to such patients. Continued reductions could have a material adverse impact on our business, financial position, results of operations and cash flows.

During the year-ended December 31, 2014, approximately 8% of our net patient revenues related to patients participating in the Medicare and Medicaid programs. Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and routinely modified for provider reimbursement. The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General (“OIG”) or the Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations and cash flows.

During the year-ended December 31, 2014, approximately 11% of our net patient revenues related to patients with workers’ compensation coverage.  Workers’ compensation payors have typically paid surgical facilities a higher percentage of the surgical facilities’ charges than other third-party payors. However, workers’ compensation payment amounts are subject to legislative, regulatory and other payment changes over which we have no control.  A reduction in workers’ compensation payment amounts could have a material adverse effect on the revenues of our facilities which perform a significant number of workers compensation cases.

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

AS OF
DECEMBER 31,
2014
Managed care and other discount plans	81%
Medicare	4
Workers’ compensation	13
Patients and other third-party payors	2
Medicaid	—
Total	100%

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

Property and equipment consists of the following:

AS OF
DECEMBER 31,
2014
Leasehold improvements	$4,756
Furniture, fixtures and equipment	13,101
17,857
Less: Accumulated depreciation and amortization	(9,210)
8,647
Construction in progress	439
Property and equipment, net	$9,086

Depreciation expense for the year ended December 31, 2014 was approximately $1.6 million and is included in the consolidated statements of income as a component of operating expenses.

The amount of amortization expense and accumulated amortization relating to assets under capital lease obligations and rent expense under operating leases is as follows:

YEAR ENDED
DECEMBER 31,
2014
Assets under capital lease obligations:
Equipment	$475
Accumulated amortization	(318)
Assets under capital lease obligations, net	$157
Amortization expense	$121
Rent Expense:
Minimum rent payments	$3,187
Contingent and other rents	258
Total rent expense	$3,445

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

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Goodwill also includes the unallocated excess of purchase price plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of identifiable assets and liabilities acquired in business combinations. We have no accumulated impairment of goodwill for the period ended December 31, 2014. There was no change in goodwill for the year-ended December 31, 2014.

We test goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing each year. We have no accumulated impairment of goodwill for the year ended December 31, 2014.

The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2014:

YEAR-ENDED
DECEMBER 31,
2014
Balance at beginning of period	$110,239
Acquisitions (Note 8)	—
Balance at end of period	$110,239

The following table provides information regarding our other intangible assets:

AS OF DECEMBER 31,
2014
Certificates of need
Gross carrying amount	$2,535
Accumulated amortization	(338)
Net	$2,197
Management agreements
Gross carrying amount	$4,662
Accumulated amortization	(1,865)
Net	$2,797

5.	NONCONTROLLING INTERESTS

The following table shows the effects of changes to BSC Holdings, LLC ownership interest in its subsidiaries on BSC Holdings, LLC equity:

YEAR-ENDED
DECEMBER 31,
2014
Net income attributable to BSC Holdings, LLC	$35,358
Increase in equity due to sales to noncontrolling interests	2
Change from net income attributable to BSC and transfers to/from noncontrolling interests	$35,360

6.	RELATED PARTY TRANSACTIONS

The Company was involved in various transactions with affiliated companies. The surgery centers were owed $17.2 million from Surgical Care Affiliates, Inc. and related affiliates consisting of cash transferred to SCA, net of management fees incurred from SCA during the year, and such amounts are classified as due from related party in the accompanying consolidated balance sheet. The surgery centers owed Indiana University Health $4 million for inventory, payroll and other purchases during the year, and such amounts were classified as due to related party in the accompanying consolidated balance sheet.

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

8.  SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through February 21, 2017, the financial statement issuance date, and concluded that there were no material subsequent events.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 21st day of February, 2017.

SURGICAL CARE AFFILIATES, INC.

By:	/s/ Andrew P. Hayek
Andrew P. Hayek
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew P. Hayek	Chairman, President, Chief Executive Officer and Director	February 21, 2017
Andrew P. Hayek	(principal executive officer)

/s/ Tom W. F. De Weerdt	Executive Vice President and Chief Financial Officer	February 21, 2017
Tom W. F. De Weerdt	(principal financial officer and principal accounting officer)

*	Director	February 21, 2017
Thomas C. Geiser

*	Director	February 21, 2017
Sharad Mansukani, M.D

*	Director	February 21, 2017
Todd B. Sisitsky

*	Director	February 21, 2017
Jeffrey K. Rhodes

*	Director	February 21, 2017
Kenneth R. Goulet

*	Director	February 21, 2017
Frederick A. Hessler

*	Director	February 21, 2017
Lisa Skeete Tatum

*	Director	February 21, 2017
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

2.2

Agreement and Plan of Reorganization dated as of January 7, 2017, among Surgical Care Affiliates, Inc., UnitedHealth Group Incorporated, Spartan Merger Sub 1, Inc. and Spartan Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2017)

3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	Amended and Restated By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2017)

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

10.8

Credit Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.9

Pledge and Security Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc. certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.10

Guaranty dated as of March 17, 2015, among Surgical Care Affiliates, Inc., certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.11

Incremental Amendment dated as of October 25, 2016, among Surgical Care Affiliates, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2016)

10.12*

Conformed copy of Surgical Care Affiliates, Inc. Management Equity Incentive Plan, adopted November 16, 2007, reflecting amendments through May 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.13*

Form of Time-Based Option Award Under the Management Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.14*

Amendment to Unit Option Grant Agreements under the Management Equity Incentive Plan dated as of June 1, 2015, between Surgical Care Affiliates, Inc. and Peter J. Clemens IV (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.15*

Conformed copy of Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan, adopted June 24, 2008, reflecting amendments through February 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.16*

Form of Option Award to Directors Under the Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.17*

Restricted Equity Unit Grant Agreement dated July 24, 2008, between Surgical Care Affiliates LLC, ASC Acquisition LLC and Andrew Hayek (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.18*	Form of Director Restricted Equity Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.19*

Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.20*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 Directors Grants) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.21*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2014 Directors Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.22*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 and 2016 Directors Grants) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.23*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 and 2014 Employee Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.24*

Form of Amendment to Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

Exhibit Number	Description

10.25*

Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 and 2016 Employee Grants) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.26*

Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 and 2014 Employee Grants) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.27*

Form of Amendment to Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.28*

Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 and 2016 Employee Grants) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.29*

Form of Performance Share Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.30*

Form of Cash Incentive Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.31*	Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016)

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

10.34*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Michael A. Rucker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.35*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.36*

Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Richard L. Sharff, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.37*

Employment Agreement, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Tom De Weerdt dated as of April 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.38*

Consulting Agreement, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens IV dated as of April 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.39

Lease Agreement, dated as of October 31, 2007, by and between Riverchase Tower, LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.40

Lease Amendment Agreement No. 1, dated as of June 20, 2012, by and between Surgical Care Affiliates, LLC and Riverchase Office, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

Exhibit Number	Description

10.41

Standard Office Lease, dated as of May 10, 2010, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.42

First Amendment to Lease (Corporate 500 Centre), dated as of April 13, 2011, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.43

Second Amendment to Lease (Corporate 500 Centre), dated as of August 22, 2013, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.44

Third Amendment to Office Lease (Corporate 500 Centre), dated as of March 21, 2016, by and between TR Deerfield Office LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.45

Office Lease Agreement (as amended) between Surgical Care Affiliates, LLC and CAPREF Brookwood Office, LLC, effective April 4, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.46

Stockholders Agreement dated as of November 4, 2013, by and among Surgical Care Affiliates, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.46A

First Amendment to Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 22, 2014)

10.46B

Second Amendment to Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto, dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2015)

10.47*

Surgical Care Affiliates Teammate Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.48*

Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated December 7, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.48A*

Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated January 23, 2014 (incorporated by reference to Exhibit 10.26A to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.49*

Letter Agreement between Surgical Care Affiliates, Inc. and Frederick A. Hessler, dated October 1, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.50*

Letter Agreement between Surgical Care Affiliates, Inc. and Curtis S. Lane, dated December 7, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.51*

Letter Agreement between Surgical Care Affiliates, Inc. and Sharad Mansukani, dated December 7, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.52*

Letter Agreement between Surgical Care Affiliates, Inc. and Lisa Skeete Tatum, dated August 5, 2014 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.53*

Letter Agreement between Surgical Care Affiliates, Inc. and Michael A. Sachs, dated July 27, 2015 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.54*	Letter Agreement between Surgical Care Affiliates, Inc. and Kenneth R. Goulet, dated April 15, 2016

10.55*	Form of Surgical Care Affiliates, Inc. Indemnity Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

21.1	List of subsidiaries of Surgical Care Affiliates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

Exhibit Number	Description

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management compensation plan or arrangement