Form 10-K/A
period 2016-12-31
Surgical Care Affiliates, Inc.
filed 2017-03-16
CIK 1411574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

GENERAL

Unless the context otherwise indicates or requires, references in this Amendment No. 1 to the Annual Report on Form 10-K to “Surgical Care Affiliates,” the “Company,” “we,” “us” and “our” refer to Surgical Care Affiliates, Inc. and its consolidated affiliates. In addition, unless the context otherwise indicates or requires, the term “SCA” refers to Surgical Care Affiliates, LLC, our direct operating subsidiary.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Annual Report on Form 10-K (the “Original Form 10-K”) of Surgical Care Affiliates for the fiscal year ended December 31, 2016 is being filed solely for the purpose of setting forth the information required by Part III of Form 10-K which was previously incorporated by reference to portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders. Additionally, Item 15 of Part IV of the Original Form 10-K has been amended and restated to include as exhibits new certifications by our principal executive officer and principal financial officer, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional exhibits under Item 601 of Regulation S-K. The remainder of the Original Form 10-K is unchanged and is not reproduced in this Amendment No. 1. The Original Form 10-K speaks as of the filing date of the Original Form 10-K and this Amendment No. 1 does not reflect events occurring after the filing date of the Original Form 10-K as to any part of the Original Form 10-K or modify or update the disclosures therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors

Set forth below are the biographies of each of our directors, including their names, their ages (as of March 1, 2017), their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors, and the names of other public companies in which such persons hold or have held directorships during the past five years. Information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this Amendment No. 1 that each person listed below should serve as a director is set forth below under “Experience and Qualifications of the Directors.” The stock ownership with respect to each director is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Position(s) with the Company
Andrew P. Hayek	42	Chairman, President and CEO
Todd B. Sisitsky(2)(3)	45	Lead Independent Director
Thomas C. Geiser	66	Director
Kenneth R. Goulet(1)	57	Director
Frederick A. Hessler(1)	68	Director
Sharad Mansukani, M.D.	47	Director
Jeffrey K. Rhodes(2)(3)	42	Director
Michael A. Sachs(2)	64	Director
Lisa Skeete Tatum(1)	49	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Andrew P. Hayek was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2008. He has also served as our President and CEO since 2008, and he was elected Chairman of the Board on August 21, 2015. Prior to joining the Company, Mr. Hayek served as the President of a division of DaVita Healthcare Partners (a renal dialysis and medical group provider), as President and Chief Operating Officer of Alliance Healthcare Services (a diagnostic imaging and radiation therapy provider), and in roles at Kohlberg Kravis Roberts & Co. (a global investment firm) and the Boston Consulting Group (a global management consulting firm). Mr. Hayek is a Henry Crown Fellow at the Aspen Institute and serves as Chairman of SCA Medical Missions (a surgical mission program). Mr. Hayek earned a Bachelor of Arts summa cum laude from Yale University.

Todd B. Sisitsky was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Mr. Sisitsky is a Partner of TPG Global, LLC (“TPG”), where he leads the firm’s investment activities in the healthcare services and pharmaceutical/medical device sectors. He played leadership roles in connection with TPG’s investments in Aptalis Pharma (GI-focused specialty pharmaceutical company), Biomet (leading orthopedic implant manufacturer), Fenwal Transfusion Therapies (blood product technologies business), IASIS Healthcare (Tennessee-based acute care hospital company), HealthScope (hospital and pathology company based in Australia), IMS Health (leading global data services and consulting business to several segments of the healthcare industry), Immucor (leading automated blood screening and testing business), Endo International Plc and Par Pharmaceutical Companies, Inc. Mr. Sisitsky serves on the board of directors of the global not-for-profit organization, The Campaign for Tobacco Free Kids, as well as on the Dartmouth Medical School Board of Overseers. Prior to joining TPG in 2003, Mr. Sisitsky worked at Fortsmann Little & Company and Oak Hill Capital Partners. He received a M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude.

Thomas C. Geiser was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Mr. Geiser has served as a TPG Senior Advisor since 2006 and served as the Executive Vice President and General Counsel of WellPoint Health Networks Inc. (“Wellpoint”) from its inception in 1993 to 2005. Mr. Geiser was responsible for WellPoint’s legal, legislative and regulatory affairs in fifty states and served as its principal contact with state and federal regulators. Prior to joining WellPoint, Mr. Geiser worked as an attorney in private law practice, coming to WellPoint from Brobeck, Phleger & Harrison LLP in San Francisco. He currently serves on the board of directors of IASIS Healthcare Corp., Imedex Holdco, LLC, the Library Foundation of Los Angeles and Providence Saint John’s Health Center. Mr. Geiser earned his J.D. from the University of California, Hastings College of Law and earned his undergraduate degree in English from the University of Redlands.

Kenneth R. Goulet was elected to our Board of Directors and the board of directors of SCA effective June 1, 2016. Mr. Goulet served as Executive Vice President, and President of Commercial and Specialty Business of Anthem, Inc. (“Anthem”) from 2013 until his retirement effective October 1, 2015. From 2007 until 2013, Mr. Goulet served in a variety of roles in the Commercial Business division of Anthem, including Executive Vice President, Commercial, Individual and Marketing; Executive Vice President, Employer, Medicaid, Individual and Specialty; and Executive Vice President, and President and CEO of the Commercial Business Unit. He also assumed interim responsibility for the Consumer Business Unit in 2012. From 2004 to 2007, he served as the Senior Vice President, National Accounts. Prior to joining Anthem, Mr. Goulet worked at Cigna Healthcare from 1981 to 2004. Mr. Goulet currently serves on several other boards, including Cotiviti Healthcare, Inc., Implantable Provider Group, Inc., Sharecare, Inc. and EmpiRx Health, LLC.

Frederick A. Hessler was elected to our Board of Directors and the board of directors of SCA on October 30, 2013. Mr. Hessler is a retired Managing Director of Citigroup Global Markets Inc., where he headed the Not-for-Profit Health Care Investment Banking Group from 1990 to 2013. Prior to joining Citigroup Global Markets Inc. in 1985, Mr. Hessler was a Partner and Regional Director for healthcare at Ernst & Young LLP, where he was responsible for conducting audits and performing feasibility, corporate reorganization and strategic planning studies for healthcare clients. Mr. Hessler serves on the Operations Committee and chairs the Investment Committee for the American Hospital Association and is a board member of PierianDx, The Center for Health Design, LHP Hospital Group, Inc., the National Center for Healthcare Leadership and the Public Health Institute and was a member of the senior advisory board of MedAssets, Inc. until September 2015. Mr. Hessler served on the board of directors and the audit committee of the board of MedAssets, Inc. from September 2015 until the company was sold in January 2016. Mr. Hessler also previously served as chair of the Board of Trustees of the Health Research and Education Trust and the Health Insights Foundation and was a member of The Center for Healthcare Governance’s Blue Ribbon Panel on Trustee Core Competencies and the Healthcare Executives Study Society. Mr. Hessler earned his bachelor’s degree in accounting from Wayne State University and is a Certified Public Accountant (inactive status).

Sharad Mansukani, M.D. was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2007. Dr. Mansukani has served as a TPG Senior Advisor since 2005. He serves on the board of directors of Kindred Healthcare Inc., IASIS Healthcare Corp., Immucor Inc., and agilon health, inc. and previously served on the board of Par Pharmaceuticals Companies, Inc. Dr. Mansukani serves as Strategic Advisor to the board of directors of CIGNA and previously served as Vice Chairman of HealthSpring Inc. Dr. Mansukani also serves on the board of directors of the Children’s Hospital of Philadelphia and on the editorial boards of the American Journal of Medical Quality, Managed Care, Biotechnology Healthcare and American Health & Drug Benefits. Dr. Mansukani was appointed to Medicare’s Payment Advisory and Oversight Committee, and he was previously Senior Advisor to Centers for Medicare and Medicaid Services and a member of the Medicare Reform Executive Committee. Dr. Mansukani previously served on the faculty at the University of Pennsylvania and at Temple University School of Medicine. Dr. Mansukani completed his residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of the University of Pennsylvania.

Jeffrey K. Rhodes was appointed to our Board of Directors on October 30, 2013 and the board of directors of SCA in 2010. Mr. Rhodes is a Partner of TPG, where he is a leader of the firm’s investment activities in the healthcare services and pharmaceutical/medical device sectors. Mr. Rhodes serves on the board of directors of Zimmer Biomet Holdings, Inc. and Immucor Inc. His previous board memberships include Par Pharmaceuticals Companies, Inc., EnvisionRx and IMS Health Holdings, Inc. Prior to joining TPG in 2005, Mr. Rhodes worked at McKinsey & Company and Article 27 LTD, a software company. Mr. Rhodes earned his M.B.A. from the Harvard Business School, where he was a Baker Scholar, and earned his undergraduate degree in Economics from Williams College, where he graduated summa cum laude.

Michael A. Sachs was elected to our Board of Directors and the board of directors of SCA effective September 1, 2015. Mr. Sachs is Chairman of TLSG, Inc., a firm which provides strategic assistance to early stage companies, a position he has held since September 2014. Previously, Mr. Sachs served as Chairman and Chief Executive Officer of Sg2, a healthcare analytics and consulting firm, from July 2000 until the company was sold to MedAssets in 2014. Prior to founding Sg2, Mr. Sachs served as Chairman and Chief Executive Officer of Sachs Group from 1984 to 2000, a company which provided healthcare planning and marketing services to hospitals and health plans, and founded bSwift, an online benefits administration firm that was acquired by Aetna. Previously, Mr. Sachs was a consultant with Ernst & Whinney and with AT Kearney. He previously served on the board of directors of Lillibridge Healthcare REIT.

Lisa Skeete Tatum was elected to our Board of Directors and the board of directors of SCA effective October 1, 2014. Ms. Skeete Tatum is founder and CEO of Landit.com, a technology platform to increase the success and engagement of women in the workplace. Previously, Ms. Skeete Tatum was a General Partner for over a decade with Cardinal Partners, a $350 million early stage healthcare venture capital firm, where she focused on investments in healthcare technology. Ms. Skeete Tatum previously worked for Procter & Gamble in various global and functional roles including Product Development, Purchasing, and Product Supply. She also worked at GE Capital and was a Managing Director at Circle of Beauty, a health and beauty startup. In addition, she founded her own consumer products consulting practice. Ms. Skeete Tatum is a trustee emeritus and presidential councillor at Cornell University and serves on the boards of McCarter Theater, the Princeton Area Community Foundation and the Harvard Business School Board of Dean’s Advisors. She is a past president of the Harvard Business School Alumni Board and a former board member of Pager, the Kauffman Fellows Program’s Center for Venture Education and the Princeton HealthCare System Foundation. Ms. Skeete Tatum received her B.S. in chemical engineering from Cornell University and her M.B.A. from Harvard Business School. She is a member of the Kauffman Fellows Class 4, a 2012 Henry Crown Fellow of the Aspen Institute and a member of the Aspen Global Leadership Network.

There are no family relationships between or among any of our directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. Except as described below under “Related Person Transactions Entered into by the Company—Stockholders’ Agreement with the TPG Funds,” there is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she was or is to be selected as a director.

There are no legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Experience and Qualifications of the Directors

The Board of Directors considered information about the specific experience, qualifications, attributes or skills in concluding at the time of filing of this Amendment No. 1 that each person listed above should serve as a director. We believe that Mr. Hayek’s knowledge of the healthcare industry and his leadership experience make him a valuable asset to our management and the Board of Directors. We believe that Mr. Sisitsky’s financial expertise and experience leading investments in numerous healthcare companies make him a valuable asset to the Board. Mr. Geiser has extensive expertise and experience providing leadership in legal, legislative, regulatory and compliance affairs to both public and private companies in the healthcare industry, which we believe make him a valuable asset to the Board. We believe that Mr. Goulet’s past leadership of large health plan organizations and his extensive industry knowledge make him a valuable asset to the Board. Mr. Hessler’s financial and accounting expertise and his substantial investment banking and advisory experience in the healthcare industry make him a valuable asset to the Board. Dr. Mansukani has substantial experience in the healthcare industry and has a deep understanding of the medical community and the dynamic regulatory and reimbursement environment, which we believe make him a valuable asset to the Board. We believe that Mr. Rhodes’ financial expertise and experience overseeing investments in numerous healthcare companies make him a valuable asset to the Board. We believe that Mr. Sachs’experience in the healthcare industry, including in various leadership roles, makes him a valuable asset to the Board. We believe that Ms. Skeete Tatum’s leadership and general corporate experience make her a valuable asset to the Board.

Information about Executive Officers Who Are Not Also Directors

The following table sets forth certain information regarding our executive officers who are not also directors. As described in the Compensation Discussion and Analysis below, we have employment agreements with each of our executive officers.

Name	Age[1]	Position
Tom W. F. De Weerdt	44	Executive Vice President and Chief Financial Officer
Michael A. Rucker	47	Executive Vice President and Chief Operating Officer
Joseph T. Clark	60	Executive Vice President and Chief Development Officer
Richard L. Sharff, Jr.	48	Executive Vice President, General Counsel and Corporate Secretary

(1)	The ages of the executive officers are presented as of March 1, 2017.

Tom W. F. De Weerdt is our Executive Vice President and Chief Financial Officer and has served in such capacity since May 19, 2015. Previously, Mr. De Weerdt served as Vice President and Corporate Controller of Mead Johnson Nutrition Company, a publicly traded nutritional products company (“Mead Johnson”), a position he held since September 2012. Prior to joining Mead Johnson, Mr. De Weerdt held multiple leadership roles at Whirlpool Corporation, including Vice President, Finance and Chief Financial Officer for Europe, the Middle East and Africa (EMEA) beginning in September 2010, Vice President Finance, Global Production Organization beginning in October 2008, and various senior financial positions with Whirlpool Corporation and its European subsidiaries. Mr. De Weerdt holds a Masters in Commercial Engineering and Marketing from Katholieke Universiteit Leuven in Belgium, a Masters in Applied Information Technology from Vleckho Business School in Belgium, and a Masters of Business Administration from the University of Chicago.

Michael A. Rucker is our Executive Vice President and Chief Operating Officer and has served in such capacity since 2009. Prior to joining the Company, Mr. Rucker served in a number of capacities at DaVita and its predecessor companies from 1995 to 2008, including most recently as Divisional Vice President of Operations. Mr. Rucker also served as an Associate in the healthcare group of Houlihan, Lokey, Howard & Zukin Inc. and worked in public accounting as a CPA. Mr. Rucker earned his M.B.A. from the Wharton School of the University of Pennsylvania and his bachelor’s degree from Miami University.

Joseph T. Clark is our Executive Vice President and Chief Development Officer and has served in such capacity since 2007. Prior to joining the Company, Mr. Clark served as President of the Surgery Division of HealthSouth Corporation from 2005 to 2007. Mr. Clark also served as the President and Chief Executive Officer of HealthMark Partners, Inc., an owner, operator and developer of ambulatory surgery centers (“ASCs”) and specialty hospitals and in various senior management roles, including Chief Executive Officer of Response Oncology, Inc., a provider of cancer treatment services. Prior to this, he had senior operating roles at AMI and Humana. He earned a bachelor’s degree from Dartmouth College.

Richard L. Sharff, Jr. is our Executive Vice President, General Counsel and Corporate Secretary and has served in such capacity since 2007. Prior to joining the Company, Mr. Sharff practiced law from 1994 to 2007 at Bradley Arant Rose and White LLP (now Bradley Arant Boult Cummings LLP), where he represented a variety of clients in the healthcare industry. Mr. Sharff earned his B.A. and J.D. from the University of Virginia. He is a member of the bars in Alabama and California (inactive status).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file with the SEC reports of ownership and changes in ownership of Company common stock held by them. Copies of these reports must also be provided to the Company. Based on our review of these reports, we believe that, during the year ended December 31, 2016, all reports required to be filed during such year were filed on a timely basis.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee, the functions of which include, among other things:

•	appointing the independent auditor, reviewing the quality of its work annually, monitoring its independence and replacing it as necessary, pre-approving all the audit and non-audit services, reviewing with the auditor the scope and plan of the annual audit, and reviewing with the auditor any review of the quarterly financial statements that the committee may direct the auditor to perform;

•	reviewing with the senior internal audit services executive the results of the audit work at least annually and more frequently as provided in the policy for reporting financial accounting and auditing concerns, as approved by the committee, and at least annually reviewing the experience and qualifications of the senior members of the internal audit services team;

•	discussing with management and the auditor the annual audited financial statements, the financial information to be included in our annual and quarterly reports to be filed with the SEC and the adequacy of the internal controls over financial reporting;

•	discussing with management and the auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles and any significant issues (material weaknesses or significant deficiencies as such terms are defined in the Sarbanes-Oxley Act) as to the adequacy of our accounting controls;

•	reviewing the adequacy of disclosure controls and procedures with the CEO, the Chief Financial Officer and the General Counsel at least quarterly;

•	overseeing company policies and practices with respect to financial risk assessment and risk management, including ensuring that the Company has an appropriate information risk management program;

•	reviewing related party transactions;

•	approving guidelines for the hiring of former employees of the independent auditor;

•	establishing and publishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by teammates of concerns regarding questionable accounting or auditing matters, referred to as “whistleblowing” procedures;

•	reviewing with management, including the General Counsel, the implementation and effectiveness of the compliance and ethics program, including the “whistleblowing” procedures;

•	reviewing and approving our use of derivatives and swaps as part of a strategy to hedge or mitigate commercial risks to our business and reviewing and discussing with management, at least annually, our current hedging strategy in order to evaluate the effectiveness of that strategy and determine whether any changes should be made;

•	meeting separately and periodically with management and the auditor; and

•	regularly reporting its activities to the Board of Directors.

The current members of the Audit Committee are Frederick A. Hessler (Chairman), Kenneth R. Goulet, who was appointed to the Committee effective June 1, 2016, and Lisa Skeete Tatum. Our Board of Directors has determined that (i) Mr. Goulet, Mr. Hessler and Ms. Skeete Tatum are each “independent directors” under the listing rules of The NASDAQ Stock Market LLC (“Nasdaq”), (ii) Mr. Goulet, Mr. Hessler and Ms. Skeete Tatum each satisfy the heightened independence requirements of Rule 10A-3 under the Exchange Act, (iii) each of Mr. Goulet, Mr. Hessler and Ms. Skeete Tatum is financially literate and (iv) Mr. Hessler qualifies as an “audit committee financial expert” under the criteria set forth in the rules and regulations of the SEC.

Item 11.	Executive Compensation

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (the “CD&A”) provides information regarding our executive compensation program, including the compensation of the teammates who constitute our Named Executive Officers (“NEOs”), as identified in the Summary Compensation Table on page 28 of this Amendment No. 1.

Executive Summary

Since the purchase of our Company in 2007 by TPG and certain other investors, our senior leadership team has focused on building our team and capabilities to position the Company as a leading partner to physicians, health plans and health systems to transform the delivery of outpatient surgical care in markets across the country. We have experienced significant growth in our partnerships, resulting in strong performance in our key operational and financial metrics, including: (1) our patient Net Promoter Score, which is a measure of loyalty based on asking patients whether they would recommend our facilities to a friend or family member, (2) our physician Net Promoter Score, which is a measure of loyalty based on asking physicians whether they would recommend performing cases at our facilities to a physician colleague, and (3) the number of physicians performing procedures in our affiliated facilities, which was over 7,700 in 2016.

Our strategy has also driven strong financial performance. Because our business model is based on creating partnerships with strategic entities in the markets we serve, our operations are accounted for through a combination of consolidation and equity method accounting. Therefore, in evaluating performance, we also review several internal supplemental operating measures that do not comply with generally accepted accounting principles in the United States (“GAAP”), such as Adjusted EBITDA-NCI (as defined below under “Elements of 2016 Executive Compensation—Annual Cash Bonuses”) and systemwide net operating revenues growth, which includes both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership). These non-GAAP financial measures should not be considered substitutes for and are not comparable to our GAAP financial measures (see “Reconciliations of Non-GAAP Financial Measures to GAAP Results” below for a reconciliation of Adjusted EBITDA-NCI and systemwide net operating revenues to their most directly comparable GAAP financial measures). In evaluating performance, we review the following measures:

•	Net income, which increased from $157.1 million in 2014 to $226.3 million in 2016, representing a 20.0% compounded annual growth rate (“CAGR”);

•	Adjusted EBITDA-NCI, which increased from $156.7 million in 2014 to $201.1 million in 2016, representing a 13.3% CAGR;

•	Consolidated net operating revenues, which increased from $864.7 million in 2014 to $1,281.4 million in 2016, representing a 21.7% CAGR; and

•	Systemwide net operating revenues, which increased at a 17.6% CAGR from 2014 to 2016.

In the first quarter of 2016, we made significant changes to both the annual cash bonus program and the long-term incentive plan designs, which included eliminating the individual performance objectives from the annual cash bonus program and introducing multi-year performance-based equity awards into the long-term incentive plan. These changes were intended to bring our executive compensation program more in line with our “pay for performance” philosophy (as described below), which is accomplished by having a significant portion of each of our senior leaders’ pay tied to Company performance, and make the executive compensation program consistent with good corporate governance practices. For 2016, the NEOs received a significant portion of their targeted long-term incentive compensation in the form of performance share awards. This represents a departure from the Company’s past practice of issuing equity awards solely in the form of time-based restricted stock units (“RSUs”) and time-based stock options. For 2016, 50% of Mr. Hayek’s long-term equity incentive award was issued in performance shares and 50% was issued in time-based RSUs. The other NEOs were also granted a portion of their long-term equity incentive award in the form of performance shares. The performance shares are settled through the delivery of a number of shares of common stock equal to 0% to 120% of the number of performance shares granted, based upon the Company’s level of achievement of two performance targets during a three-year measurement period. The introduction of performance-based equity awards in 2016 further strengthens the alignment between the Company’s executive compensation program and stockholder interests.(1)

(1)	On January 6, 2017, we announced that the Company entered into an Agreement and Plan of Reorganization with UnitedHealth Group Incorporated (“UnitedHealth”), pursuant to which UnitedHealth would commence an exchange offer to purchase all of the issued and outstanding shares of our common stock. As soon as practicable following the consummation of the exchange offer, a wholly-owned subsidiary of UnitedHealth would merge with and into the Company and then the Company would be merged with and into another wholly-owned subsidiary of UnitedHealth. The effect of the UnitedHealth transaction on the compensation of our NEOs is included in the Schedule 14D-9 filed by the Company with the SEC in connection with the transaction (as it has been amended from time to time, the “Schedule 14D-9”).

The following two tables highlight important aspects of our executive compensation program, many of which are discussed in more detail in this section.

What We Do
Pay for Performance	We set a high percentage of our NEO compensation at-risk.

Performance Thresholds and Caps	We set performance thresholds and caps for our incentive plans.

Stock Ownership Guidelines	We maintain guidelines for significant stock ownership by our NEOs and non-employee directors.

Peer Market Data	The Compensation Committee reviews peer group market data when making executive and director compensation decisions.

Tally Sheets	The Compensation Committee reviews tally sheets when making executive compensation decisions.

Recoupment Policy	We have a recoupment policy applicable to incentive compensation arrangements that is triggered by a restatement of financial statements as a result of material noncompliance with financial reporting requirements.

Review of Dilution and Share Utilization Rates	We annually evaluate and monitor share utilization and equity dilution.

Double-Trigger Change-in-Control Arrangements	Time-based equity awards do not vest solely on account of a change in control; these awards require a qualifying termination of employment following a change in control.

Engagement of an Independent Compensation Advisor	Our Compensation Committee engages an independent compensation consultant to advise on executive compensation matters.

What We Don’t Do
No Supplemental Executive Retirement Plans	We do not provide separate supplemental executive retirement plans to our NEOs.

No Reloading or Re-Pricing of Stock Options	We do not grant stock option awards with reload features, and we do not re-price stock options.

No Discounted Stock Options	We do not grant discounted stock options.

No Hedging	We prohibit hedging or short sales of Company securities by our directors and officers.

Anti-Pledging	We prohibit pledge arrangements.

No Gross-Ups	We do not provide excise tax gross-ups to our NEOs upon a change in control.

No Benefits Gross-Ups	We do not provide tax gross-ups on ongoing benefits.

No Excessive Perquisites	We do not provide excessive perquisites.

Who We Are

In order to better understand our compensation program, it is important for investors to understand our strategy, our business and the markets in which we compete. We are a leading provider of surgical solutions to physicians, health plans (payors) and health systems, providing high-quality, cost-effective surgical care across a network of 197 ASCs and seven surgical hospitals operating in 33 states as of December 31, 2016.

We create strategic partnerships with health plans, medical groups and health systems, and these partnerships vary based on the circumstances of each local market. This strategy requires that we recruit, develop and retain outstanding leaders who can assess each market, develop the appropriate strategy for each market, cultivate and execute the right strategic partnerships, and ultimately operate these partnerships, which are often complex.

In order to support this business model, we have developed a network of six operating groups that are generally organized geographically and are based in a network of five group offices (Birmingham, Alabama, Chicago, Illinois, Dallas, Texas, Pasadena, California and Stamford, Connecticut), and we have sought to recruit and develop strong operating and development teams within these operating groups in order to support our strategy.

Our six operating groups are supported by several departments, which provide strategic value across the groups and organization, including development, managed care, new business development, supply chain, revenue cycle, information technology, compliance, finance, accounting and human resources. The success of our strategy relies on recruiting, developing and retaining outstanding leaders in these areas, so that they can help us secure and execute strategic partnerships across the markets we serve.

Our success in building our brand as a leader and innovator in surgical solutions and growing our business in a capital-efficient manner over the past several years has been driven by the strength of the leadership team we have built and their ability to craft and implement complex strategic partnerships. Similarly, we believe our continued success as an organization is tied to our ability to maintain and grow our group and departmental leadership teams, who will continue to innovate how we partner with health plans, medical groups and health systems in new markets and new structures.

Examples of these innovative partnership structures include strategic partnerships with risk-bearing medical groups in which we help manage total surgical cost of care, strategic partnerships with health plans in which we help manage quality and total cost of care and create alignment mechanisms with surgeons around quality and cost, and strategic partnerships with health systems in which we manage surgical delivery.

Our People

Our senior leadership team plays an important role in our continued growth and success. Competition for senior management generally, and within the healthcare industry specifically, is intense, and our ability to attract, retain and motivate qualified senior leadership is core to our continued success. We could be adversely affected if we either lose members of our senior leadership team or are unable to recruit senior leaders with the required experience or expertise in sufficient numbers. Our compensation program is one of the key elements of our people strategy to help us attract, retain and motivate our leaders and teammates.

Our Total Compensation Philosophy

The goal of our compensation program is to retain and reward leaders for creating long-term value for our stockholders and successfully operating the Company by achieving our vision of becoming the partner of choice for surgical care by caring for our patients, serving our physicians and improving healthcare in America.

To this end, we have designed our compensation program to (i) reward our leaders for sustained clinical, operational and financial performance, as well as leadership excellence, (ii) align our leaders’ interests with those of our stockholders and (iii) encourage our high-performing teammates to remain with the Company. We compensate our leaders and teammates in a manner designed to achieve one or more of our performance, alignment and retention objectives.

Because our leaders are critical to our long-term success and competition for senior management is intense, we need to be competitive not only in our markets and the services we provide, but also in the quality of the leaders we attract. Accordingly, we seek to provide pay at levels that are competitive with other employers in the healthcare services industry and that allow us to compete effectively for talent, both within and outside of our industry.

Our total compensation philosophy aligns pay and performance – achieving strong clinical, operational and financial results and positioning the Company for long-term success.

Our “pay for performance” philosophy is accomplished by having a significant portion of each of our senior leaders’ pay tied to Company performance. We set base salaries (fixed pay) at levels that are competitive in our marketplace. We provide annual cash and long-term equity incentives (variable pay) that are tied to performance outcomes and allow us to retain outstanding leaders in a competitive environment for executive talent. These variable pay elements make up a significant portion of total compensation and, if paid at all, are dependent on Company performance. We believe this structure motivates our leaders to strive for outstanding results, which we expect will translate into long-term value for our stockholders. This design is balanced by the risk of receiving below market median compensation when Company performance does not meet pre-established goals. We believe our program appropriately incentivizes strong performance over a sustained period of time, without encouraging leaders to take unnecessary or excessive risks that could have a material adverse effect on the Company.

Our Guiding Principles

Our total compensation philosophy and guiding principles provide overall direction on how we develop our compensation and benefits programs and deliver pay at SCA. Our guiding principles reflect the values and actions of the organization and provide a foundation for making pay-related decisions. Our philosophy is applied consistently and ensures that rewarding for performance is inherent in our compensation program. Our guiding principles work together, and no one principle is more important than any other. Our leadership uses its judgment in balancing among the principles to ensure our compensation and benefit programs are tailored and effective in supporting our objectives.

We believe that our compensation program should be fair and perceived as such, both internally and externally. Consistent with our focus on pay-for-performance, we do not use benefits as a strong differentiator in our rewards package and seek for our benefits program to be competitive at the median within the healthcare services marketplace. We generally do not provide perquisites or other personal benefits to our leaders. This approach is intended to minimize the non-performance-based components of the overall compensation program.

We have also structured our compensation program in a manner that is understandable to our leaders and stockholders and consistent with good corporate governance practices. We consider affordability of compensation within the Company’s business plans as a factor in determining pay levels and seek tax effective solutions when we can.

SCA Guiding Principle	Description
Performance Orientation

Compensation is used to reward the achievement of our Company’s financial and operational results, and incentive-based compensation is tied to Company performance in an objective and predictable manner.

Tenure is not taken into account when determining total compensation.

Annual Competitive Positioning Review	Each year we review our compensation and benefits programs to ensure that they are aligned with our compensation philosophy and guiding principles.

Fairness	We monitor both the external marketplace and internal parity/comparisons to ensure our compensation program is implemented in a consistent and equitable manner.

Affordability

Compensation and benefits must be affordable to the Company and sustainable over the long term. We seek to ensure that the overall economic cost of compensation is reasonable while allowing the Company to continue to be competitive with other healthcare services providers.

Programs are delivered in a manner that is tax-effective to the Company and teammates, to the extent practicable.

Compensation Process

We follow a thoughtful and deliberate process to review performance and take compensation actions (merit increases, incentive payments and equity grants) each year.

Compensation for our NEOs is approved by our Compensation Committee made up of independent members of our Board of Directors, and none of the NEOs are present when their compensation is being approved.

SCA Guiding Principle	Description
Delivery Efficiency	We provide leaders the platform and process to review the performance of their teammates efficiently and to recommend compensation actions based on our compensation philosophy and strategy while leveraging economies of scale and technology.

Performance Metrics

Clearly defined performance metrics are developed for the compensation program that are aligned with our business objectives.

Metrics are designed and utilized to measure and continually improve outcomes for the Company and motivate executive officers to achieve superior financial and operational performance.

Easy to Understand and Administer

We understand that our leaders’ perception of the value of our compensation is influenced by how well the programs are communicated and delivered.

We seek to provide compensation, benefit and other related programs that are easy to understand and administer.

Security	Base salary is a fixed annual amount of compensation not subject to financial performance risk, and our benefits program provides teammates with insurance for medical care, death and disability that is competitive in the healthcare services marketplace.

Governance	Our Compensation Committee has responsibility for developing, implementing and monitoring the executive compensation program and policies, as well as adherence to the Company’s compensation philosophy. The Compensation Committee sets the compensation for our NEOs. In administering the Company’s executive compensation program, the Compensation Committee is mindful of our unique structure, culture and history, as well as the growth strategy of our Company and business.

Components of Compensation

As described on the following pages, the elements of our total compensation program have been designed to enable us to recruit, motivate and retain leaders and teammates who have the collective and individual industry experience or specific expertise necessary to leverage our competitive strengths and operationalize our business strategy. The different compensation elements work together as integrated levers to achieve one or more of our performance, alignment and retention objectives.

The total amount of compensation for each leader reflects his or her management experience and continued high performance. Target compensation is set at a level comparable to the 50th percentile of our peers for median performance. Key elements of our compensation program focus on motivating and challenging our leaders to achieve superior, long-term, sustained results, including:

(1)	The CEO did not receive stock options in 2016 or 2017.

Mix of Compensation Elements

Our “pay for performance” philosophy is reflected by the fact that more than half of the compensation of our NEOs is tied to the performance of the Company. The Compensation Committee sets base salaries (fixed pay) at levels that are competitive in our marketplace and annual cash bonuses and performance-based equity awards (variable pay) at levels that are competitive in our marketplace, tied to performance outcomes, and allow us to retain outstanding leaders in a competitive environment for executive talent. We believe this compensation structure provides incentives for our NEOs and key teammates to strive for outstanding results, which we expect will create long-term value for our stockholders. Our leaders also understand they will receive below market median compensation when Company performance does not meet pre-established performance goals. We believe our compensation program appropriately incentivizes strong performance, without encouraging NEOs and key teammates to take unnecessary or excessive risks. The designed mix between fixed and variable compensation, as percentages of target total direct compensation (as defined below under “Peer Group and Benchmarking”), for our NEOs in 2016 was as follows:

Named Executive Officer	Base Salary Percentage	Target Annual Cash Bonus Percentage	Long-Term Equity Incentive Percentage	Fixed Compensation Percentage	Variable Compensation Percentage
Andrew P. Hayek	13%	16%	71%	13%	87%
Tom W. F. De Weerdt	29%	18%	53%	29%	71%
Michael A. Rucker	23%	17%	60%	23%	77%
Joseph T. Clark	27%	19%	54%	27%	73%
Richard L. Sharff, Jr.	30%	20%	50%	30%	70%

Role of Compensation Committee and Process

Our Compensation Committee establishes our executive compensation program and reviews and makes recommendations to the full Board of Directors regarding the non-employee director compensation program. The Compensation Committee also administers our incentive plans and looks to the aggregate compensation package for each NEO to determine the individual elements of each such NEO’s pay. Our executive compensation policy, as established by our Compensation Committee, is designed to provide a base salary and incentive compensation that is competitive in the marketplace with other privately and publicly owned healthcare services companies. The Compensation Committee is responsible for determining whether, in its judgment, our executive compensation policies are reasonable and appropriate and whether our executive compensation program meets the stated objectives of those policies and effectively serves the best interests of the Company and our stockholders.

Our Compensation Committee annually reviews our goals and objectives related to the compensation of our NEOs. During that review, the Compensation Committee considers the balance between short-term compensation and long-term incentive compensation, evaluates the performance of our NEOs in light of pre-established goals and objectives, and sets the compensation levels of our NEOs based on that evaluation. In setting the compensation levels, the Compensation Committee reviews a “tally sheet” for each NEO that sets forth the values of all components of the NEO’s current compensation, including base salary, annual target cash bonus, annual equity incentive award, severance and benefits programs. This “tally sheet” analysis allows the Compensation Committee to view each NEO’s total compensation and assess how a potential change to one element of the compensation program would affect a NEO’s overall compensation.

Our Compensation Committee uses information provided by independent advisers and consultants to determine the appropriate compensation of our NEOs. Our Compensation Committee has the ultimate authority and responsibility to engage and terminate any outside adviser or consultant to assist in determining appropriate compensation levels for our NEOs.

Role of Executive Officers in Compensation Decisions

Company management, including our CEO, supports the Compensation Committee, attends portions of its meetings, makes recommendations to the Compensation Committee regarding base salaries, bonuses and equity compensation grants for certain executive officers and key teammates, and performs various day-to-day administrative functions on behalf of the Compensation Committee in connection with our cash and equity compensation programs and plans. Specifically, our CEO provides input for the Compensation Committee to assess the effectiveness of the existing compensation philosophy and program and makes specific recommendations regarding the potential base salaries, annual target cash bonuses and long-term equity incentives to be paid to the remainder of our NEOs and key teammates. Our CEO is not present during deliberations or voting by the Compensation Committee relating to his own compensation. The Compensation Committee has discretion to approve, disapprove or modify recommendations made by the CEO.

Role of Compensation Consultants

The Compensation Committee has engaged an independent compensation consultant, Deloitte Consulting LLP (“Deloitte”), to review, assess and provide input with respect to certain aspects of our compensation program for executive officers and non-employee directors. Deloitte was initially engaged in July 2013 by the Compensation Committee of the board of directors of SCA to assist with executive compensation matters in connection with the possibility of SCA transitioning to become a public company. In its role as compensation consultant, Deloitte has rendered services to the compensation committee of SCA and, since our initial public offering, to our Compensation Committee, including examining the overall pay mix for our executive officers, conducting a competitive assessment of our executive compensation program, and making recommendations and advising on compensation design and competitive market levels. Deloitte has also provided advice on structuring annual and long-term incentive arrangements for our executive officers. In addition, Deloitte has provided advice to the Compensation Committee on the compensation elements and competitive market levels for non-employee directors.

In addition to the compensation consulting services provided by Deloitte to the Compensation Committee, Deloitte affiliates have provided certain services to us and SCA, at the request of management, consisting of advice related to SCA’s service delivery model, which additional services have been approved by the Compensation Committee. Deloitte’s fees for executive and director compensation services in 2016 were $252,537. For the additional services performed by affiliates of Deloitte, as described above, the aggregate fees in 2016 were $347,549. The Compensation Committee believes that, given the nature and scope of these projects, these additional services did not raise a conflict of interest and did not impair

Deloitte’s ability to provide independent advice to the Compensation Committee concerning executive and director compensation matters. In making this determination, the Compensation Committee has considered, among other things, the following factors: (i) the types of non-compensation services provided by the affiliates of Deloitte, (ii) the amount of fees for such non-compensation services, noting in particular that such fees are negligible when considered in the context of the aggregate total revenues of Deloitte and its affiliates for the period, (iii) Deloitte’s policies and procedures concerning conflicts of interest, (iv) the fact that Deloitte representatives who advise the Compensation Committee do not provide any non-compensation related services to us or SCA, (v) the fact that there are no other business or personal relationships between our management or members of the Compensation Committee, on the one hand, and any Deloitte representatives who provide compensation services to us, on the other hand, and (vi) the fact that neither Deloitte nor any of the Deloitte representatives who provide compensation services to the Compensation Committee own any of our common stock.

Peer Group and Benchmarking

In June 2016, at the request of the Compensation Committee, Deloitte performed a review and provided a report on the competitiveness of the annual and long-term incentive practices for the NEOs by comparing their compensation with the compensation of executive officers holding comparable positions at other publicly owned healthcare services companies that are reflective of the companies we compete with for talent and customers. For each NEO, Deloitte compared the NEO’s base salary, target total cash compensation (the sum of base salary and target bonus), actual total cash compensation (the sum of base salary and actual bonus), long-term incentive opportunity, target total direct compensation (the sum of target total cash compensation and long-term incentive opportunity) and actual total direct compensation (the sum of actual total cash compensation and long-term incentives) to the compensation in fiscal 2015 of executive officers with comparable positions among the peer group companies for an individual position analysis. Deloitte also performed an aggregate pay analysis of the top five most highly paid executive officers at the Company compared to companies in the peer group based on target and actual total direct compensation paid in the fiscal year ended December 31, 2015. For Messrs. Rucker and Clark, Deloitte conducted a “rank” analysis in addition to the position analysis, comparing each of them to the second and third, respectively, highest paid officers at companies in the peer group, due to limited data points for the chief operating officer and chief development officer position analysis.

Deloitte’s analysis was based on twelve publicly traded companies for which the median trailing twelve months revenue (as of June 2016) was approximately $2.7 billion. While the Company’s consolidated net operating revenues for the same time period was approximately $1.1 billion, systemwide net operating revenues for the same time period was approximately $1.8 billion, and these companies are reflective of the types of companies with which we compete for the talent required to help us achieve our long-term financial and strategic objectives. As the Company continues to grow in both size and complexity, it will need to recruit and retain top-level executive officers and key teammates against companies that are currently larger than us and spend more on executive compensation. The Compensation Committee has determined that it is appropriate to consider the compensation levels of these larger companies that we believe more closely match the complexity of the Company’s business, as the Company will need to provide competitive compensation in order to recruit and retain executive officers and key teammates in the future. The Compensation Committee and management also believe that the Company’s systemwide net operating revenues is the appropriate benchmarking metric because it is an important financial metric by which management and the Board measure the Company’s performance and growth, including revenues from both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership), and it is an important metric used by industry analysts. In order for the Company’s executive compensation program to align with the Company’s strategic objectives, we believe that the same financial metric (systemwide revenues) should be used when benchmarking the Company’s compensation program as when evaluating the Company’s financial performance.

The “peer group” companies reviewed and included in the report were as follows: Acadia Healthcare Company, Inc., AMN Healthcare Services, Inc., AmSurg Corp., Chemed Corp., HealthSouth Corporation, Kindred Healthcare Inc., LifePoint Health, Inc., Mednax, Inc., PharMerica Corporation, Select Medical Holdings Corporation, Team Health Holdings, Inc. and VCA Inc. The results of this report reflect the Company’s emphasis on, and conscious design of the executive compensation philosophy to deliver a large portion of pay through, long-term equity incentives.

The Compensation Committee uses the peer group market data to give context to the executive compensation program and provide the Compensation Committee with a frame of reference for its decision making. The Compensation Committee seeks to set target total direct compensation levels for the NEOs that are comparable to those set by companies in our peer group at the 50th percentile, but the Compensation Committee also considers, among other factors (typically not reflected in benchmarking data): the requirements of the applicable employment agreements, Company and individual performance during the year, projected role and responsibilities for the coming year and actual and potential impact on the successful execution of Company strategy, recommendations from our CEO and advice from our compensation consultant, the NEO’s prior compensation, experience and professional status, internal pay equity, and employment market conditions. We also take into consideration market trends and compensation practices within our peer group to determine how base salary and incentives are changing from year to year and how each component of compensation relates as a percentage of total compensation. The weighting of these and other relevant factors is determined on a case-by-case basis for each NEO upon consideration of the relevant facts and circumstances.

Consideration of Prior Stockholder Advisor Vote on Executive Compensation

We were first required to provide our stockholders with the opportunity to vote to approve, on an advisory basis, the compensation of our NEOs (often referred to as a “say-on-pay” vote) at the 2016 annual meeting of stockholders. Although the “say-on-pay” vote is advisory and non-binding, the Compensation Committee considers the outcome of the vote as part of its executive compensation planning process. At the 2016 annual meetings of stockholders, over 97% of the votes cast on the “say-on-pay” proposal were voted in favor of the compensation of our NEOs as disclosed in the proxy statement for such meeting. Our Compensation Committee considered this high level of stockholder support when determining the compensation for 2017, and decided not to make any significant changes to the structure of our compensation program. The Committee concluded that the Company’s compensation program should continue to emphasize the performance and retention objectives described herein.

Risk Management

The Compensation Committee has determined that our compensation policies, practices and programs work together to minimize the Company’s exposure to excessive risk while appropriately pursuing growth and profitability strategies that emphasize stockholder value creation. In reaching such determination, the Compensation Committee considered how the Company’s compensation policies may affect the Company’s risk profile and whether the compensation program may encourage undue risk-taking by teammates, including the NEOs. With respect to annual cash incentive awards and long-term equity incentive awards for our NEOs and key teammates, the amount of an individual’s award depends on overall Company performance and is subject to recoupment in the event the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with financial reporting requirements under the securities laws, which reduces the ability of and incentive for an individual to take undue risks at the expense of Company performance in an effort to increase the amount of his or her award. The Company’s performance goals are reviewed regularly by the Compensation Committee and are considered to be generally of the nature that promote steady growth and that would not encourage or reward excessive risk taking.

Elements of 2016 Executive Compensation

The compensation of our NEOs consists of base salaries, annual cash bonuses, equity awards and employee benefits, as described below. Our NEOs are also entitled to certain compensation and benefits upon qualifying terminations of employment pursuant to their employment agreements and the various award agreements under the Company’s 2013 Omnibus Long-Term Incentive Plan (as amended, the “2013 Omnibus Plan”) and the Company’s 2016 Omnibus Long-Term Incentive Plan (the “2016 Omnibus Plan”), as described below under “Benefits Upon Termination of Employment.”

Base Salaries. Base salaries for our NEOs are determined based on each NEO’s responsibilities and his experience and contributions to our business, and each NEO’s employment agreement provides for a minimum base salary. This fixed compensation provides a level of income security that is not subject to financial performance risk. Base salaries for our NEOs are reviewed annually by our Compensation Committee. When reviewing a base salary for potential increase, our Compensation Committee considers the performance of the Company and the NEO during the prior year, the NEO’s level of base salary and total cash compensation opportunities relative to other executive officers of the Company and executive officers in comparable positions at the Company’s peer group companies (as described above), recommendations of the CEO and the NEO’s skills and experience.

On March 2, 2016, the Compensation Committee approved an increase in Mr. Hayek’s base salary from $800,000 to $820,000, an increase of approximately 2.5%; an increase in Mr. De Weerdt’s base salary from $425,000 to $435,000, an increase of approximately 2.4%; an increase in Mr. Rucker’s base salary from $455,000 to $465,000, an increase of approximately 2.2%; an increase in Mr. Clark’s base salary from $480,000 to $490,000, an increase of approximately 2.1%; and an increase in Mr. Sharff’s base salary from $415,000 to $425,000, an increase of approximately 2.4%, with such increases becoming effective on March 20, 2016. In approving salary increases for these NEOs, the Compensation Committee took into consideration their extensive experience working in or for the healthcare services industry, as well as their deep knowledge of the Company’s industry and valuable contributions to the Company over the past year. The Compensation Committee also considered the compensation of executive officers holding comparable positions at our peer group companies and market trends related to various compensation components, as described above under “Peer Group and Benchmarking.”

Annual Cash Bonuses. Our NEOs are eligible to participate in our Senior Management Bonus Program, which was established to provide our executive officers and other key teammates with the opportunity to earn cash bonuses based upon the achievement of specific, pre-established and measurable corporate goals. We believe it is important to provide annual cash bonus opportunities to motivate our leaders to attain specific short-term quantitative and qualitative performance objectives that, in turn, further the Company’s achievement of our long-term performance objectives. Each of the NEOs was eligible to participate in the Senior Management Bonus Program for 2016. The target and maximum amounts of any annual bonus that could be earned by an individual, including our NEOs, were expressed as a percentage of the individual’s annual base salary in effect. For fiscal year 2016, Mr. Hayek had a target annual bonus of 120% of base salary, up to a maximum of 240% of base salary. Mr. De Weerdt had a target annual bonus of 65%, up to a maximum of 130% of base salary. Mr. Rucker had a target annual bonus of 77.5% of base salary, up to a maximum of 155% of base salary. Mr. Clark had a target annual bonus of 70% of base salary, up to a maximum of 140% of base salary. Mr. Sharff had a target annual bonus of 65% of base salary, up to a maximum of 130% of base salary. The cap on maximum payouts is one of the practices and procedures the Company uses to discourage unnecessary and excessive risk taking. We seek to offer cash awards in a large enough proportion to base salary to ensure that a significant portion of each NEO’s cash compensation is “at risk” and payable only upon the achievement of defined Company and individual objectives.

The Senior Management Bonus Program provided the NEOs with an opportunity to earn incentive compensation in 2016 based 70% upon the Company’s attainment of the target Adjusted EBITDA-NCI, 15% upon the Company’s achievement of the target Patient Satisfaction Net Promoter Score and 15% upon the Company’s performance of investments in new facilities for the trailing 24 months compared to the projected performance. “Adjusted EBTIDA-NCI” is defined as net income less net income attributable to noncontrolling interests before interest expense, provision (benefit) for income taxes, depreciation and amortization, net loss from discontinued operations, equity method amortization expense, gain on sale of investments, debt modification expense, loss on extinguishment of debt, asset impairments, loss (gain) on disposal of assets, stock compensation expense and other, which includes certain restructuring costs.

The Compensation Committee chose to utilize the Adjusted EBITDA-NCI financial metric, the Patient Satisfaction Net Promoter Score and the performance of investments in new facilities for the trailing 24 months compared to the projected performance metrics for the reasons set forth below:

2016 Senior Management Bonus Program Performance Metrics	Reasons for Utilizing Such Metrics
Adjusted EBITDA-NCI	• Effectively measures overall Company performance;

• Can be considered an important substitute for cash flow;

• Key metric driving the valuation in the internal Company model, consistent with the valuation approach used by industry analysts; and

• Compensation Committee considers the components of Adjusted EBITDA-NCI to be primarily within the control of management.

Patient Satisfaction Net Promoter Score (“NPS”)	• Aligned with the Company’s core purpose of improving the quality of our clinical outcomes and patient care;

• High NPS demonstrates a strong loyalty to the Company’s brand;

• Customers who respond with a score of 9 or 10 are called “Promoters” and are likely to remain customers for longer and make positive referrals to other potential customers; and

• Common metric evaluated by healthcare providers.

Performance of Investments in New Facilities for the Trailing 24 Months Compared to the Projected Performance	• Aligned with the Company’s business strategy; and • Primary metric for management to track the performance of the Company’s completed investments.

After the end of the fiscal year, the Compensation Committee specifically reviews whether the performance criteria were satisfied and approves the payout of bonuses to the NEOs.

For 2016, the Company’s Adjusted EBITDA-NCI performance target was fixed at the beginning of the performance period at $205.0 million. The 2016 threshold payout level was set at 90% of this target goal and the maximum payout level was set at 130% of this target goal. To the extent Adjusted EBITDA-NCI was between 90% and 130% of the target amount, the percentage of the bonus opportunity earned would be determined through straight-line interpolation, with a 10% additional payout for each percentage point above threshold performance and a 3.33% additional payout for each percentage point above target performance, with a maximum 200% payout at 130% of target.

With respect to the Patient Satisfaction NPS target for 2016, the target score was fixed at 90. The threshold payout level was set at approximately 92% of the target score and the NEOs would earn 100% of the payout if the Patient Satisfaction NPS met or exceeded the target score for 2016. To the extent Patient Satisfaction NPS was between 92% and 100% of the target score, the percentage of the bonus opportunity earned would be determined through straight-line interpolation, starting at a 50% payout for reaching the threshold payout level, with a 3.33% additional payout for each half point above the threshold level.

With respect to the performance of new investments for the trailing 24 months compared to the projected performance, the target was tied to the new investments achieving 100% of the projected performance. The threshold payout level was set at 75% of the target goal and the maximum payout level was set at 125% of the target goal. To the extent that the performance of new investments for the trailing 24 months was between 75% and 125% of the target performance level, the percentage of the bonus opportunity earned would be determined through straight-line interpolation, starting at a 50% payout for reaching the threshold payout level, with a maximum 200% payout at 125% of target.

Actual 2016 Results

In March 2017, upon review of the Company’s 2016 financial performance, the Compensation Committee determined that the Company’s Adjusted EBITDA-NCI for the fiscal year ended December 31, 2016 was $201.1 million, or slightly below the targeted performance level that had been set by the Compensation Committee, and which, using linear interpolation, resulted in a payout of 80% of the targeted bonus amount attributable to the Adjusted EBITDA-NCI financial goal. The Compensation Committee also determined that the Company’s Patient Satisfaction NPS for the fiscal year ended December 31, 2016 was 91, or slightly above the target score, and which resulted in a payout of 100% of the targeted bonus amount attributable to the Patient Satisfaction NPS goal. Finally, the Compensation Committee also determined that the Company’s new investments achieved 96.9% of the projected performance for the trailing 24 months, or 96.9% of the target goal, and which, using linear interpolation, resulted in a payout of 92% of the targeted bonus amount attributable to this performance objective.

The following table provides the computation of the cash bonus amounts paid to the NEOs for 2016 performance (figures rounded to the nearest dollar and totals may not sum due to rounding):

Named Executive Officer	Bonus Attributable to Adjusted EBITDA-NCI(1)	Bonus Attributable to Patient Satisfaction NPS(2)	Bonus Attributable to Performance of Investments(3)	Total 2016 Bonus Earned
Andrew P. Hayek	$584,105	$125,165	$125,165	$834,432
Tom W. F. De Weerdt	$167,840	$35,966	$35,966	$239,772
Michael A. Rucker	$213,919	$45,840	$45,840	$305,598
Joseph T. Clark	$203,605	$43,630	$43,630	$290,864
Richard L. Sharff, Jr.	$163,982	$35,139	$35,139	$234,260

(1)	Represents a payout of 80% of the targeted bonus amount attributed to the Adjusted EBITDA-NCI financial goal.
(2)	Represents a payout of 100% of the targeted bonus amount attributed to the Patient Satisfaction NPS goal.
(3)	Represents a payout of 92% of the targeted bonus amount attributed to the performance of new investments for the trailing 24 months compared to the projected performance.

The annual cash bonuses for 2016 were awarded under the 2013 Omnibus Plan and were designed to comply with the “qualified performance-based compensation” requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and be fully tax-deductible. The Compensation Committee established the performance goal that if the Company’s operating income in 2016 was equal to or greater than its operating income in 2015, then each participant in the Senior Management Bonus Program would be eligible to receive in cash a maximum award amount of $3.5 million, which is the per participant limit on annual cash bonuses set forth in the 2013 Omnibus Plan. Because the Company’s operating income in 2016 was greater than its operating income in 2015, each participant in the Senior Management Bonus Program was eligible to receive in cash the maximum award amount. As a result, the annual cash bonuses awarded to the NEOs under the Senior Management Bonus Program for 2016 are categorized as “qualified performance-based compensation” under Section 162(m) of the Code.

Long-Term Equity Incentives. In order to align the long-term interests of the NEOs with those of the Company and its stockholders, we believe that a substantial portion of these individuals’ compensation should be in the form of equity awards. These awards are intended to motivate the NEOs by linking a significant portion of their compensation with the long-term performance of the Company. All equity awards subsequent to our initial public offering on November 4, 2013 (the “IPO”) have been granted under the 2013 Omnibus Plan, except for the equity awards granted in March 2017 which were granted under the 2016 Omnibus Plan. See “2013 Omnibus Plan” beginning on page 35 below for a description of our 2013 Omnibus Plan. In determining the target long-term equity awards granted to the NEOs during 2016, the Compensation Committee considered, among other factors, the recommendations of our CEO and compensation consultant, individual and Company performance, our annual budget for 2016 and the estimated annual financial accounting compensation expense associated with stock awards. The Compensation Committee also considered the practices of peer group companies in granting equity incentives and the potential benefits to the Company and its stockholders of granting performance-based equity awards to the Company’s NEOs. Based upon those considerations, on March 2, 2016, the NEOs were granted time-based RSUs, time-based options and performance-based share awards under the 2013 Omnibus Plan.

The amount of the equity awards granted in 2016 was determined by reference to a dollar amount of compensation set by the Compensation Committee. In determining the dollar amount of equity awards granted to the NEOs for 2016, the Compensation Committee considered the recommendations of our CEO, individual and Company performance during 2015, the size of equity awards granted to executive officers serving in comparable positions at our peer companies, share usage and dilution from all grants, and market and other factors. When making equity award decisions, the Compensation Committee does not consider existing stock ownership levels or “wealth accumulation” analyses from prior equity awards. Mr. Hayek received 50% of his 2016 equity award in the form of performance shares and 50% in the form of time-based RSUs, and the other NEOs received 25% of their 2016 equity awards in the form of performance shares, 55% in the form of time-based RSUs and 20% in the form of time-based options. After determining the targeted dollar amount of compensation to be paid through equity grants ($4,500,000 for Mr. Hayek, $800,000 for Mr. De Weerdt, $1,250,000 for Mr. Rucker, $1,000,000 for Mr. Clark and $700,000 for Mr. Sharff), (i) the number of performance shares granted was determined by dividing the applicable dollar amount of equity allocated to performance shares by an amount equal to the average of the high and low prices of our common stock on the date of grant, (ii) the number of time-based RSUs was determined by dividing the applicable dollar amount of equity allocated to RSUs by an amount equal to the average of the high and low prices of our common stock on the date of grant and (iii) the number of options to purchase shares of common stock was determined by dividing the applicable dollar amount of equity allocated to options by an amount equal to the average of the high and low prices of our common stock on the date of grant and then multiplying the result by a Black-Scholes fair value.

Based upon the formulas described above, the Compensation Committee approved grants of time-based RSUs, time-based options and performance share awards to the NEOs in 2016 as follows (figures rounded to the nearest dollar):

Named Executive Officer	Number of RSUs Awarded in 2016	Grant Date Fair Value of RSUs Awarded in 2016	Number of Options Awarded in 2016	Grant Date Fair Value of Options Awarded in 2016	Target Number of Performance Shares Awarded in 2016	Grant Date Fair Value of Performance Shares Awarded in 2016
Andrew P. Hayek	54,545	$2,249,981	—	—	54,545	$2,249,981
Tom W. F. De Weerdt	10,667	$440,014	13,792	$160,013	4,848	$199,980
Michael A. Rucker	16,667	$687,514	21,550	$250,021	7,576	$312,510
Joseph T. Clark	13,333	$549,986	17,237	$199,982	6,061	$250,016
Richard L. Sharff, Jr.	9,333	$384,986	12,067	$140,000	4,242	$174,983

The time-based RSUs and time-based options granted to our NEOs in 2016 vest in four equal annual installments of 25% per year on each anniversary of the grant date, or March 2, 2016, subject to the NEO continuing to be employed by the Company on the applicable vesting date.

The performance share awards are settled through the delivery of a number of shares of common stock equal to 0% to 120% of the target number of performance shares granted based upon the Company’s performance with respect to two performance metrics, Adjusted EBITDA-NCI and systemwide net operating revenues, which includes revenues from both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership in such facilities). The Company’s performance relative to the targets established for these two metrics will be measured in 2018, and the earned shares, if any, will be paid out thereafter. The Compensation Committee chose to utilize the Adjusted EBITDA-NCI and systemwide net operating revenues financial metrics for the long-term performance share awards for the reasons set forth below:

2016 Long-Term Performance Share Awards Metrics	Reasons for Utilizing Such Metrics
Adjusted EBITDA-NCI	• Effectively measures overall Company performance;

• Can be considered an important substitute for cash flow;

• Key metric driving the valuation in the internal Company model, consistent with the valuation approach used by industry analysts; and

• Compensation Committee considers the components of Adjusted EBITDA-NCI to be primarily within the control of management.

Systemwide net operating revenues	• Primary measure of the Company’s growth; and • Important metric used by industry analysts.

The number of performance shares granted will be based 40% on the Company’s attainment of the Adjusted EBITDA-NCI target in 2018 and 60% on the Company’s attainment of the systemwide net operating revenues target in 2018. Such performance targets were set for 2018 by the Compensation Committee at its meeting held on March 2, 2016. The threshold payout level for the Adjusted EBITDA-NCI metric was set at approximately 89% of the target goal and the maximum payout level was set at approximately 111% of the target goal. To the extent Adjusted EBITDA-NCI is between 89% and 111% of the target amount, the percentage of the target performance shares earned will be determined through straight-line interpolation between a minimum 80% payout at 89% of target and a maximum 120% payout at 111% of target. The threshold payout level for the systemwide net operating revenues metric was set at approximately 89% of the target goal and the maximum payout level was set at approximately 111% of the target level. To the extent systemwide net operating revenues is between 89% and 111% of the target amount, the percentage of the target performance shares earned will be determined through straight-line interpolation between a minimum 80% payout at 89% of target and a maximum 120% payout at 111% of target.

The performance shares were awarded under the 2013 Omnibus Plan and are designed to comply with the “qualified performance based compensation” requirements of Section 162(m) of the Code and be fully tax deductible. The Compensation Committee established the performance goal that if operating income in 2018 is greater than operating income in 2015, then each NEO will be eligible to receive the maximum number of performance shares, with the actual number of shares to be awarded to be based on the degree of achievement of the performance targets described above.

The Compensation Committee chose to utilize the Adjusted EBITDA-NCI financial metric as a performance metric for both our 2016 annual cash bonus program and our 2016 long-term performance share awards given that Adjusted EBITDA-NCI is an important measure of the Company’s financial performance for the reasons detailed above. In addition, the Committee utilized at least one additional unique performance metric for each of the awards so as to provide diversity in the performance metrics between the short-term and long-term incentive awards. The Compensation Committee retains the right to use its discretion in adjusting the payouts under our 2016 annual cash bonus program and our 2016 long-term performance share awards for unexpected events that impact the Company’s financial results and achievement of the various performance metrics, subject to the maximum award amounts established for purposes of Section 162(m) of the Code. The Committee has a formalized process for making such adjustments to the incentive payouts and will disclose the reasons for and calculations of any such adjustments.

Benefits and Perquisites. Our NEOs participate in our broad-based benefit programs on the same basis as all other eligible teammates, including Company-sponsored medical, dental, life insurance and long-term disability insurance programs, and the Surgical Care Affiliates, Inc. Retirement Investment Plan, a tax-qualified 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan allows participants to contribute up to 100% of their pay on a pre-tax basis into individual retirement accounts, subject to the maximum annual limits set by the Internal Revenue Service. During 2016, the Company made a matching employer contribution in an amount equal to 75% of the first 4% of each plan participant’s elective deferrals. All contributions to the 401(k) Plan are in the form of cash. Employer contributions vest over a six-year service period. Participants are immediately fully vested in their own contributions to the 401(k) Plan.

We generally do not provide perquisites that are not, in the Compensation Committee’s view, integrally and directly related to the NEOs’ duties. However, the Company paid Mr. Hayek’s dues and expenses for his memberships in the Young Presidents Organization (“YPO”) and the YPO-WPO International in the amount of approximately $8,218 in 2016. The Compensation Committee views the YPO as a valuable part of Mr. Hayek’s development as a leader of our Company.

Employment Agreements. We have entered into employment agreements with each of our NEOs to help ensure the retention of those individuals critical to the future success of the Company. Each of these employment agreements was negotiated and entered into with the NEO at the respective time of hire or at the time of his or her promotion to an executive officer position, as applicable. The employment agreements provide for a minimum base salary, subject to annual increases as the Compensation Committee determines to be appropriate. The employment agreements generally have three-year terms (expiring on the third anniversary of the deemed effective date of the employment term), but contain a provision that automatically extends the term for an additional one year on each successive anniversary date unless the Company or the NEO gives the other party notice of non-renewal not less than 90 days prior to any such anniversary. If the Company elects not to extend the NEO’s employment, the NEO will be considered to have been terminated without cause. Among other things, these agreements set the NEOs’ compensation terms, their rights upon a termination of employment, and restrictive covenants regarding non-competition, non-solicitation and confidentiality. See “Employment Agreements” beginning on page 29 below for additional details about the employment agreements with our NEOs.

2017 Compensation Actions

At the meeting of the Compensation Committee held on March 2, 2017, the Compensation Committee established 2017 base salaries for the NEOs and granted short-term and long-term incentive compensation awards to the NEOs. The 2017 base salaries for each of the NEOs was increased by 2.5%. See “Elements of 2016 Executive Compensation—Base Salaries” above for a discussion of the various factors that the Compensation Committee considers when evaluating and establishing base salaries. The Compensation Committee also approved the Company’s Senior Management Bonus Program for 2017, including establishing the performance objectives that will determine the payouts under such program.

All of the participants in the 2017 Senior Management Bonus Program are eligible to receive annual cash bonuses based on the achievement of pre-established corporate goals. The annual cash bonuses for 2017 were awarded under the 2016 Omnibus Plan. See “2016 Omnibus Plan” beginning on page 36 below for a description of our 2016 Omnibus Plan. For 2017, the cash bonus opportunity for all of the NEOs is based 70% upon the Company’s attainment of the target Adjusted EBITDA-NCI, 15% upon the Company’s achievement of the target Patient Satisfaction Net Promoter Score and 15% upon the Company’s performance of investments in new facilities for the trailing 24 months compared to the projected performance. See “Elements of 2016 Executive Compensation—Annual Cash Bonuses” above for a discussion of the reasons that the Compensation Committee chose to continue to utilize these three metrics.

With respect to the Adjusted EBITDA-NCI target for 2017, the threshold payout level is again set at 90% of the target goal and the maximum payout level is set at 130% of the target goal. With respect to the Patient Satisfaction NPS target for 2017, the target is tied to a specific Patient Satisfaction NPS. The threshold payout level is set at approximately 92% of the target score and the NEOs will earn 100% of the payout if the Patient Satisfaction NPS meets or exceeds the target score for 2017. With respect to the performance of new investments for the trailing 24 months compared to the projected performance, the target is tied to the new investments achieving 100% of the projected performance. The threshold payout level is set at 75% of the target goal and the maximum payout level is set at 125% of the target goal. The Compensation Committee considers the performance target levels to be attainable, but that achievement of the targets will require strong performance and execution. The performance targets for the three metrics were determined for 2017 by the Compensation Committee at its meeting held on March 2, 2017.

The maximum total bonus award as a percentage of base salary that each NEO can receive for 2017 is 240% for Mr. Hayek, 130% for Mr. De Weerdt, 155% for Mr. Rucker, 140% for Mr. Clark and 130% for Mr. Sharff. These percentages are unchanged from 2016. The annual cash bonuses for 2017 were again designed to comply with the “qualified performance-based compensation” requirements of Section 162(m) of the Code and be fully tax-deductible. To accomplish this, the Compensation Committee established the Section 162(m) performance goal that if the Company’s operating income in 2017 is equal to or greater than its operating income in 2016, then the NEOs will be eligible to earn their maximum awards.

In determining the long-term equity awards granted to the NEOs during 2017, the Compensation Committee again determined to grant equity awards in 2017 in the form of time-based RSUs, time-based options and performance-based share awards. See “Elements of 2016 Executive Compensation—Long-Term Equity Incentives” above for a discussion of the factors that the Compensation Committee considered in determining the forms and amounts of the long-term equity awards granted to the NEOs during 2017. The long-term equity awards granted to the NEOs in March 2017 were granted under the 2016 Omnibus Plan. Mr. Hayek received 50% of his 2017 equity award in the form of performance shares and 50% in the form of time-based RSUs, and the other NEOs received 25% of their 2017 equity awards in the form of performance shares, 55% in the form of time-based RSUs and 20% in the form of time-based options. After determining the targeted dollar amount of compensation to be paid through equity grants ($4,500,000 for Mr. Hayek, $800,000 for Mr. De Weerdt, $1,250,000 for Mr. Rucker, $1,000,000 for Mr. Clark and $700,000 for Mr. Sharff), (i) the number of performance shares granted was determined by dividing the applicable dollar amount of equity allocated to performance shares by an amount equal to the average of the high and low prices of our common stock on the date of grant, (ii) the number of time-based RSUs was determined by dividing the applicable dollar amount of equity allocated to RSUs by an amount equal to the average of the high and low prices of our common stock on the date of grant and (iii) the number of options to purchase shares of common stock was determined by dividing the applicable dollar amount of equity allocated to options by an amount equal to the average of the high and low prices of our common stock on the date of grant and then multiplying the result by a Black-Scholes fair value.

Based upon the formulas described above, the Compensation Committee approved 2017 grants of time-based RSUs, time-based options and performance share awards to the NEOs as follows:

Named Executive Officer	Number of RSUs Awarded in 2017	Number of Options Awarded in 2017	Target Number of Performance Shares Awarded in 2017
Andrew P. Hayek	39,725	—	39,725
Tom W. F. De Weerdt	7,768	9,214	3,531
Michael A. Rucker	12,138	14,396	5,517
Joseph T. Clark	9,710	11,516	4,414
Richard L. Sharff, Jr.	6,797	8,062	3,090

The time-based RSUs and time-based options granted to our NEOs in 2017 vest in four equal annual installments of 25% per year on each anniversary of the grant date, or March 2, 2017, subject to the NEO continuing to be employed on the applicable vesting date. If the pending transaction with UnitedHealth is consummated, an amendment to Mr. Clark’s employment agreement will become effective as of the closing date, as described below under “Employment Agreements—Amendment of Employment Agreement with Joseph Clark.” Pursuant to the amendment, the time-based RSUs and time-based options that Mr. Clark received on March 2, 2017 will vest in three equal annual installments of 33.3% per year on June 30, 2018, June 30, 2019 and June 30, 2020, subject to Mr. Clark continuing to be employed on the applicable vesting date.

As with the performance share awards granted in 2016, the performance share awards granted in 2017 are settled through the delivery of a number of shares of common stock equal to 0% to 120% of the target number of performance shares granted based upon the Company’s performance with respect to two performance metrics, Adjusted EBITDA-NCI and systemwide net operating revenues, which includes revenues from both consolidated and nonconsolidated facilities (without adjustment based on our percentage of ownership in such facilities). The Company’s performance relative to the targets established for these two metrics will be measured in 2019, and the earned shares, if any, will be paid out thereafter. The Compensation Committee chose to utilize the Adjusted EBITDA-NCI and systemwide net operating revenues financial metrics for the long-term performance share awards for the reasons set forth above.

The number of performance shares granted will be based 40% on the Company’s attainment of the Adjusted EBITDA-NCI target in 2019 and 60% on the Company’s attainment of the systemwide net operating revenues target in 2019. Such performance targets were set for 2019 by the Compensation Committee at its meeting held on March 2, 2017. The threshold payout level for the Adjusted EBITDA-NCI metric is set at approximately 89% of the target goal and the maximum payout level is set at approximately 111% of the target goal. To the extent Adjusted EBITDA-NCI is between 89% and 111% of the target amount, the percentage of the target performance shares earned will be determined through straight-line interpolation between a minimum 80% payout at 89% of target and a maximum 120% payout at 111% of target. The threshold payout level for the systemwide net operating revenues metric is set at approximately 89% of the target goal and the maximum payout level is set at approximately 111% of the target level. To the extent systemwide net operating revenues is between 89% and 111% of the target amount, the percentage of the target performance shares earned will be determined through straight-line interpolation between a minimum 80% payout at 89% of target and a maximum 120% payout at 111% of target.

The performance shares were awarded under the 2016 Omnibus Plan and are designed to comply with the “qualified performance based compensation” requirements of Section 162(m) of the Code and be fully tax deductible. The Compensation Committee established the performance goal that if operating income in 2019 is greater than operating income in 2016, then each NEO will be eligible to receive the maximum number of performance shares, with the actual number of shares to be awarded to be based on the degree of achievement of the performance targets described above.

Benefits Upon Termination of Employment

We have entered into employment agreements with each of our NEOs that provide for severance and the continuation of health insurance benefits in the event the NEO is terminated without cause or terminates his employment for good reason (as such terms are defined in the applicable employment agreement) or if the Company delivers a notice of non-renewal. The employment agreements also provide for severance and the continuation of health insurance benefits in the event the NEO is terminated without cause or terminates his employment for good reason or if the Company delivers a notice of non-renewal in each case within the three months prior to the consummation of, or within the twenty-four month period following, a change in control. Additionally, the equity and cash bonus award agreements under the 2013 Omnibus Plan and the 2016 Omnibus Plan entered into between the Company and the NEOs provide that if the NEO is terminated without cause within the two-year period following the consummation of a change in control, (i) all unvested time-based RSUs and time-based options held by the NEO will immediately vest, (ii) any performance share awards will be deemed earned at the target level, and (iii) any cash incentive awards will be deemed earned at the target level.

Severance arrangements are intended to provide compensation and a fair financial transition for a NEO when an adverse change in his or her employment status is required due to the needs of the Company or as a result of certain unexpected corporate events. We believe that reasonable severance benefits are appropriate in order to be competitive in our executive retention efforts. See “Employment Agreements” and “Potential Payments Upon Termination of Employment or Change-in-Control” below for information with respect to potential payments and benefits under the employment agreements with the NEOs and our other compensation arrangements upon the termination of the NEOs.

Equity Grant Policy

On September 16, 2015, our Compensation Committee adopted an Equity Grant Policy in order to protect the integrity of the Company’s process with respect to granting equity-based awards to officers, teammates, directors and consultants, including grants under the 2013 Omnibus Plan and the 2016 Omnibus Plan, to avoid the appearance of equity granting improprieties, and to help ensure the proper documentation and notification of awards to grantees consistent with applicable legal, regulatory and accounting requirements. All equity awards to directors and “Subject Officers,” which includes (i) employees subject to the reporting requirements of Section 16 of the Exchange Act and (ii) “covered employees” under Section 162(m) of the Code, must be approved by a compensation committee composed of directors meeting the requirements set forth in the Equity Grant Policy.

Pursuant to the Equity Grant Policy, annual and ad hoc equity grants will only be made at regularly scheduled meetings of the Compensation Committee. Accordingly, the proximity of a grant date of any award to the date on which we announce material nonpublic information is coincidental. Prior to 2016, the Compensation Committee approved annual equity awards for non-executive teammates during its prescheduled March meeting, after the Company issues its financial results for the prior fiscal year. Beginning in 2016, the Compensation Committee approved the annual equity awards for the NEOs in March as well. We do not have any program, plan or practice for setting the exercise price of stock option awards on any date other than the effective date of the award that is approved and granted at the prescheduled Compensation Committee meeting. The Equity Grant Policy provides that the exercise price of stock options is dictated by the equity plan under which the stock options are granted, which, in the case of the 2013 Omnibus Plan and the 2016 Omnibus Plan, is the average of the highest and lowest price of the Company’s common stock on the date of grant. It is our policy not to permit the repricing of stock option awards.

Compensation Recoupment Policy

On September 17, 2015, our Board of Directors adopted a Recoupment Policy which provides that, in the event the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with financial reporting requirements under the securities laws, we are required to recoup from current and former executive officers any excess incentive compensation received by them during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. The Recoupment Policy is intended to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and proposed SEC rules thereunder, which we believe represents best practice. The Recoupment Policy applies to incentive compensation (cash and equity) that is approved, awarded or granted to our executive officers on or after the date of the Policy’s adoption by the Board. Moreover, the Policy applies irrespective of whether an executive officer engaged in fraud or other misconduct.

Cash and equity awards that are granted, earned or vested wholly or in part on the attainment of a financial reporting measure are subject to recoupment based on a restatement of our financial statements. We can recoup incentive compensation by (i) requiring reimbursement of cash incentive compensation previously paid, (ii) seeking recovery of any gain realized on vesting, exercise, settlement, sale, transfer or other disposition of any equity-based awards, (iii) offsetting the recouped amount from any compensation otherwise owed by us to the current or former executive officer, (iv) cancelling outstanding vested or unvested equity awards and/or (v) taking any other remedial or recovery action permitted by law. There is no time limit on our ability to recover amounts under the Policy other than limits imposed by law, and recoupment is available to us regardless of whether the executive officer is still employed by us when repayment is required. Our Compensation Committee, designated by the Board as the administrator of the Policy, is responsible for determining whether recoupment is required under the Policy and for making all other determinations for the administration of the Policy.

Prohibition on Pledging and Hedging of Company Stock

The Board of Directors adopted an Insider Trading Compliance Program, which contains the Company’s Insider Trading Policy (as amended, the “Insider Trading Policy”). The Insider Trading Policy prohibits the Company’s directors, executive officers and teammates from pledging their Company securities or engaging in transactions designed to “hedge” against the price of the Company’s securities. None of the Company’s directors or NEOs currently engages in any pledging or hedging transactions.

Stock Ownership Guidelines for Executive Officers

The Company has always encouraged its executive officers to have a financial stake in the Company, and the executive officers have generally owned shares of our common stock, but until 2014 the Company did not have any required level of share ownership for individual officers. On December 11, 2014, however, the Board of Directors, at the recommendation of the Compensation Committee, adopted the Surgical Care Affiliates, Inc. Executive Officer Stock Ownership Guidelines in order to implement formal stock ownership guidelines for the CEO and executive vice presidents (the “EVPs”), including the NEOs. Under the guidelines, the CEO should acquire and beneficially own shares of the Company’s common stock with a value equal to at least four times his annual base salary and each of the EVPs should acquire and beneficially own shares of the Company’s common stock with a value equal to at least two and one-half times his or her annual base salary. Current executive officers have until December 11, 2018 to satisfy these guidelines, while any new executive officer has four years from the date he or she becomes an executive officer to satisfy these guidelines. The minimum number of shares to be held by an executive officer will be calculated based on the greater of the acquisition cost or the fair market value of such shares. For purposes of meeting the ownership guidelines, the following categories of stock are counted: (i) shares owned directly or indirectly (e.g., by a spouse, minor children or a trust), (ii) vested RSUs and stock options subject to time-based vesting criteria and (iii) shares held in a retirement or deferred compensation account for the benefit of the executive officer. However, unvested RSUs and stock options and unearned performance shares are not counted toward meeting the guidelines. If the number of shares that an executive officer should own is increased as a result of an increase in the amount of such officer’s annual base salary, the officer will have four years from the effective date of the increase to attain the increased level of ownership.

As of February 15, 2017, all of our NEOs were in compliance with the guidelines, with the exception of Mr. De Weerdt, who has four years from the date of his hire to satisfy the guidelines. As described in the Schedule 14D-9, the outstanding equity awards held by our NEOs are to be converted into corresponding equity awards of UnitedHealth in connection with the pending transaction, with the exception of Mr. Hayek’s pre-IPO grant of RSUs that will settle prior to the transaction, as described below under “Pre-IPO Stand-Alone RSU Grant.” Therefore, these stock ownership guidelines will no longer apply following such transaction.

Tax and Accounting Matters

Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deductibility of compensation paid to specified executive officers in excess of $1 million in any year. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals. Performance-based compensation such as annual cash bonuses, stock option awards and performance share awards can meet these requirements, and as such can be deducted by the Company when they are paid to the executive officer. It is the intent of the Compensation Committee to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) of the Code so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation.

Accounting for Stock-Based Compensation. The Company accounts for stock-based payments, including under its 2007 Option Plan and 2013 Omnibus Plan, in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, of the Financial Accounting Standards Board.

Section 409A of the Internal Revenue Code (“Section 409A”). The Company designs, awards and implements its compensation arrangements to fully comply with Section 409A and accompanying regulations.

Reconciliations of Non-GAAP Financial Measures to GAAP Results

(amounts in tables are in millions of U.S. dollars except per share data)

Reconciliation of Net Income to Adjusted EBITDA-NCI:

	2016	2015	2014
Adjusted EBITDA-NCI:
Net income	$226.3	$273.6	$157.1
(Minus):
Net income attributable to noncontrolling interests	(190.9)	(158.3)	(125.2)

Net income attributable to Surgical Care Affiliates	35.4	115.3	32.0
Plus (minus):
Interest expense	43.2	41.7	32.6
Provision (benefit) for income taxes	28.8	(84.8)	9.4
Depreciation and amortization	88.6	66.2	52.7
Loss from discontinued operations, net	0.1	0.8	9.4
Equity method amortization expense[1]	1.5	1.4	23.2
Gain on sale of investments	(33.0)	(4.0)	(7.6)
HealthSouth option expense	—	11.7	—
Debt modification expense	2.4	5.0	—
Loss on extinguishment of debt	0.2	0.5	—
Asset impairments	14.0	9.9	0.7
Loss (gain) on disposal of assets	1.8	1.9	(0.2)
Stock compensation expense[2]	12.7	8.3	4.1
Other[3]	5.5	1.3	0.4

Adjusted EBITDA-NCI	$201.1	$175.3	$156.7

[1]	For the years-ended December 31, 2016, December 31, 2015 and December 31, 2014, we recorded $1.5 million, $1.4 million and $23.2 million, respectively, of amortization expense for definite-lived intangible assets attributable to equity method investments. These expenses are included in Equity in net income of nonconsolidated affiliates in our consolidated financial statements.
[2]	Excludes $0.4 million and $0.2 million of employee stock purchase plan expenses for the years-ended December 31, 2016 and 2015.
[3]	Includes restructuring costs associated with the impending Merger Agreement for the year-ended December 31, 2016.

Reconciliation of Consolidated Net Operating Revenue to Systemwide Net Operating Revenue:

	2016	2015	2014
Consolidated Net Operating Revenue	$1,281	$1,051	$865
Plus
Net operating revenues from non-consolidated facilities[1]	833	758	665

Systemwide Net Operating Revenue	$2,114	$1,809	$1,530

[1]	Includes management fee revenues from managed-only facilities (in which SCA holds no ownership interest).

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

THE COMPENSATION COMMITTEE

Todd B. Sisitsky, Chairman

Jeffrey K. Rhodes

Michael A. Sachs

Compensation Committee Interlocks and Insider Participation

During 2016, the following directors served on the Compensation Committee: Todd B. Sisitsky, Jeffrey K. Rhodes and Michael A. Sachs. None of the directors who served on the Compensation Committee during 2016 is or has been an officer or employee of ours or an executive officer of another entity where an executive officer of such entity served on our Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

To the extent that any members of our Compensation Committee and their affiliates have participated in transactions with us, a description of those transactions is provided in “Executive Officer and Director Compensation” and “Certain Relationships and Related Person Transactions.”

Summary Compensation Table

The table below summarizes the total compensation earned by each of the NEOs for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Andrew P. Hayek President and Chief Executive Officer	2016 2015 2014	815,385 795,385 780,000	-0- -0- 309,934	(5)	4,499,963 2,924,993 2,924,984	-0- 1,575,001 1,583,409	834,432 838,870 690,066	-0- -0- -0-	17,631 15,381 15,149	6,167,411 6,149,630 6,303,542

Tom W. F. De Weerdt (6) Executive Vice President and Chief Financial Officer	2016 2015	432,692 250,096	-0- 476,250	(7)	639,994 800,220	160,013 -0-	239,772 -0-	-0- -0-	9,312 5,653	1,481,783 1,532,219

Michael A. Rucker Executive Vice President and Chief Operating Officer	2016 2015 2014	462,692 439,124 435,631	-0- -0- 34,312	(8)	1,000,024 812,483 80,000	250,021 437,505 422,244	305,598 365,115 290,688	-0- -0- -0-	9,353 6,020 5,920	2,027,688 2,060,247 1,968,795

Joseph T. Clark Executive Vice President and Chief Development Officer	2016 2015 2014	487,692 464,584 466,601	-0- -0- 26,769	(9)	800,003 649,994 649,990	199,982 350,004 351,874	290,864 367,939 288,231	-0- -0- -0-	9,386 6,046 5,947	1,787,927 1,838,567 1,789,412

Richard L. Sharff, Jr. (10) Executive Vice President, General Counsel and Corporate Secretary	2016 2015	422,692 400,423	-0- -0-		559,969 454,984	140,000 244,996	234,260 299,445	-0- -0-	9,299 5,983	1,366,220 1,405,831

(1)	The amounts presented in this column represent the fair value of the time-based RSUs and performance shares on the date of grant in accordance with ASC Topic 718. Further detail surrounding the time-based RSUs and performance shares granted, the method of valuation and the assumptions made are set forth in Note 12 to our consolidated financial statements contained in the Original Form 10-K.
(2)	The amounts presented in this column represent the fair value of the options granted to purchase shares of our common stock on the date of grant in accordance with ASC Topic 718. Further detail surrounding the options awarded, the method of valuation and the assumptions made are set forth in Note 12 to our consolidated financial statements contained in the Original Form 10-K.
(3)	The amounts presented in this column represent the portion of the cash bonuses earned by the NEOs under our Senior Management Bonus Program for the applicable year that were attributable to the attainment of pre-established corporate and/or individual performance goals for such year. Any discretionary bonuses, whether paid under the Senior Management Bonus Program or otherwise, are reported under the “Bonus” column rather than the “Non-Equity Incentive Plan Compensation” column.
(4)	The amounts presented in this column represent 401(k) matching contributions, life insurance premiums and long-term and short-term disability insurance premiums paid on behalf of the NEOs by the Company. The amounts presented for Mr. Hayek also include the dues and expenses for his memberships in the YPO and the YPO-WPO International paid on his behalf by the Company.
(5)	Represents the discretionary portion of the bonus paid to Mr. Hayek under our Senior Management Bonus Program for 2014.
(6)	Mr. De Weerdt’s employment commenced on May 19, 2015. Mr. De Weerdt’s annualized base salary for 2015 was $425,000.
(7)	Represents a cash signing bonus of $200,000 and a guaranteed cash bonus for 2015 of $276,250. Mr. De Weerdt did not participate in our Senior Management Bonus Program for 2015.
(8)	Represents the discretionary portion of the bonus paid to Mr. Rucker under our Senior Management Bonus Program for 2014.
(9)	Represents the discretionary portion of the bonus paid to Mr. Clark under our Senior Management Bonus Program for 2014.
(10)	Compensation information is not provided for Mr. Sharff for 2014 because Mr. Sharff was not a NEO in that year.

Employment Agreements

We have entered into employment agreements with each of our NEOs (collectively, the “Employment Agreements”). The Employment Agreements, which were effective October 30, 2013 for Messrs. Hayek, Rucker, Clark and Sharff, and May 19, 2015 for Mr. De Weerdt, have an initial term of three years, in each case with automatic renewals for successive one-year terms unless either party to the agreement provides notice of non-renewal at least 90 days prior to the expiration of the initial term or the applicable renewal term.

The Employment Agreements establish a base salary for each of our NEOs, subject to possible annual increases as determined by the Board of Directors or the Compensation Committee. The annual base salaries currently in effect for Messrs. Hayek, De Weerdt, Rucker, Clark and Sharff are $820,000, $445,875, $476,625, $502,250 and $435,625, respectively.

Additionally, the Employment Agreements provide that the NEOs are eligible to participate in our Senior Management Bonus Program, under which they may earn a cash bonus each year, subject to the achievement of company performance objectives established by the Compensation Committee. The target and maximum amounts of any annual bonus that may be earned by an executive are expressed as a percentage of the executive’s annual base salary in effect with respect to such year. The Employment Agreements also provide that each NEO is entitled to participate in all savings and retirement plans and welfare benefits provided by us which are generally made available to other executives.

The Employment Agreements contain standard ongoing confidentiality, non-solicitation and non-competition restrictions. The non-solicitation restrictions remain in place for 18 months for Messrs. De Weerdt, Rucker, Clark and Sharff, and two years for Mr. Hayek, in each case following termination of employment, and the non-competition restrictions remain in place for 18 months for Messrs. Hayek, De Weerdt, Rucker, Clark and Sharff, in each case following termination of employment.

Each of the Employment Agreements provides that if a NEO is terminated for cause or if he terminates his employment without good reason (as such terms are defined in the applicable Employment Agreement), he will be entitled to any earned and unpaid base salary and vacation through the date of his termination. If a NEO is terminated without cause, if he terminates his employment for good reason or if the Company delivers a notice of non-renewal, in each case other than in connection with a change in control, then in addition to any earned and unpaid base salary and vacation through the date of termination, he will be entitled to the following payments and benefits: (i) continued base salary payments for 18 months (24 months for Mr. Hayek) following the date of termination of employment, (ii) health insurance benefits for 18 months following the date of termination of employment or until he becomes re-employed with another employer and is eligible to receive health insurance benefits under another employer-provided plan, whichever comes earlier, and (iii) a pro rata portion of his annual bonus based upon the achievement of the applicable performance objectives payable in a lump sum at the same time as the annual bonuses are otherwise paid to other teammates.

In addition, each of the Employment Agreements provides that if a NEO’s employment terminates as a result of his death or disability, he will be entitled to any earned and unpaid base salary and vacation through the date of his termination, as well as a pro rata portion of his annual bonus based upon the achievement of the applicable performance objectives. In the event a NEO’s employment is terminated without cause, for good reason or if the Company delivers a notice of non-renewal, in each case within the three months prior to the consummation of, or within the twenty-four month period following, a change in control, in addition to any earned and unpaid base salary and vacation through the date of termination, he will be entitled to (i) an amount equal to 1.5 times (two times in the case of Mr. Hayek) the sum of the NEO’s then-current base salary and his target annual bonus, payable in a lump sum within forty days following the date of such termination, (ii) health insurance benefits for 18 months following the date of termination of employment or until he becomes re-employed with another employer and is eligible to receive health insurance benefits under another employer-provided plan, whichever comes earlier, and (iii) a pro rata portion of his annual bonus based upon the achievement of the applicable performance objectives payable in a lump sum at the same time as the annual bonuses are otherwise paid to other teammates.

Payments of severance and other benefits are conditioned upon the NEO executing a release of claims, and such release becoming effective, and compliance with restrictive covenants.

Amendment of Employment Agreement with Joseph Clark. In connection with the pending transaction between the Company and UnitedHealth, we entered into an amendment on January 6, 2017 to the employment agreement, dated October 30, 2013, with Joseph T. Clark. The amendment, which is contingent upon the consummation of the transaction, provides that Mr. Clark will continue as Executive Vice President and Chief Development Officer of the Company, amends the term of the employment agreement to June 30, 2020 and provides for the orderly reduction of Mr. Clark’s duties and responsibilities over the remaining term. Mr. Clark will commence a reduced role of 75% of his full time employment on July 1, 2017, and his role will further reduce over time, with each reduction resulting in a commensurate reduction in base compensation. Mr. Clark agreed that he would not have the right to terminate his employment for “good reason” upon the acquisition by UnitedHealth or as the result of a relocation of his principal work location.

In exchange, the Company agreed that, subject to Mr. Clark’s continued employment as of the date of grant, Mr. Clark would be entitled to an equity award grant in 2017 with an aggregate value of $1,000,000 and on the same terms and conditions as apply to the 2017 grants made to other executives, except that the award, the vesting of which will be in part time-based and in part both time and performance-based, will vest over the remaining employment term. This 2017 grant is the only equity or long-term incentive award to which Mr. Clark is expected to be entitled for the remainder of the employment term, and such grant was approved by the Compensation Committee at its meeting on March 2, 2017.

Except as provided above, Mr. Clark’s existing employment agreement remains in full force and effect in accordance with its existing terms.

Grants of Plan-Based Awards During 2016

The table below sets forth information regarding grants of plan-based awards to the Company’s NEOs during 2016. All such awards were made under the 2013 Omnibus Plan. As described in the Schedule 14D-9, the outstanding equity awards presented in the table below are to be converted into corresponding equity awards of UnitedHealth in connection with the pending transaction. Additionally, the award agreements entered into with our NEOs with respect to the annual cash bonuses are being assumed by UnitedHealth in connection with the pending transaction.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold ($)(2)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(4)	Options (#)(5)	Awards ($/SH)	Awards ($)
Andrew P. Hayek	3/2/2016 3/2/2016 3/2/2016	492,000 — —	984,000 — —	1,968,000 — —	— — 43,636	— — 54,545	— — 65,454	— 54,545 —	— — —	— — —	— 2,249,981 2,249,981
Tom W. F. De Weerdt	3/2/2016 3/2/2016 3/2/2016 3/2/2016	141,375 — — —	282,750 — — —	565,500 — — —	— — 3,878 —	— — 4,848 —	— — 5,818 —	— 10,667 — —	— — — 13,792	— — — 41.25	— 440,014 199,980 160,013
Michael A. Rucker	3/2/2016 3/2/2016 3/2/2016 3/2/2016	180,188 — — —	360,375 — — —	720,750 — — —	— — 6,061 —	— — 7,576 —	— — 9,091 —	— 16,667 — —	— — — 21,550	— — — 41.25	— 687,514 312,510 250,021
Joseph T. Clark	3/2/2016 3/2/2016 3/2/2016 3/2/2016	171,500 — — —	343,000 — — —	686,000 — — —	— — 4,849 —	— — 6,061 —	— — 7,273 —	— 13,333 — —	— — — 17,237	— — — 41.25	— 549,986 250,016 199,982
Richard L. Sharff, Jr.	3/2/2016 3/2/2016 3/2/2016 3/2/2016	138,125 — — —	276,250 — — —	552,500 — — —	— — 3,394 —	— — 4,242 —	— — 5,090 —	— 9,333 — —	— — — 12,067	— — — 41.25	— 384,986 174,983 140,000

(1)	The amounts in these three columns represent possible payments under our Senior Management Bonus Program for 2016 as discussed under “Elements of 2016 Executive Compensation—Annual Cash Bonuses” beginning on page 17. Actual payments made to the NEOs under the Senior Management Bonus Program for 2016 were paid in March 2017 and are reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(2)	The “Threshold” bonus amount is determined based upon the minimum bonus each NEO could earn pursuant to Senior Management Bonus Program for 2016.
(3)	Represents shares of common stock underlying performance shares granted during 2016 under the 2013 Omnibus Plan. Performance shares are settled through the delivery of a number of shares of common stock equal to 0% to 120% of the number of performance shares granted, based upon the Company’s level of achievement of Adjusted EBITDA-NCI and systemwide net operating revenues. Actual performance will be measured at the end of 2018 and any shares, if earned, will be paid out shortly thereafter.
(4)	Represents shares of common stock underlying time-based vesting RSUs granted during 2016 under the 2013 Omnibus Plan which vest in four equal installments on March 2, 2017, March 2, 2018, March 2, 2019 and March 2, 2020.

(5)	Represents shares of common stock issuable upon the exercise of time-based vesting stock options granted during 2016 under the 2013 Omnibus Plan which vest in four equal installments on March 2, 2017, March 2, 2018, March 2, 2019 and March 2, 2020.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information regarding equity awards held by our NEOs as of December 31, 2016 and reflects our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013. As described in the Schedule 14D-9, the outstanding equity awards presented in the table below are to be converted into corresponding equity awards of UnitedHealth in connection with the pending transaction, with the exception of Mr. Hayek’s pre-IPO grant of RSUs that will settle prior to the transaction, as described below under “Pre-IPO Stand-Alone RSU Grant.”

		Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Andrew P. Hayek	3/24/2010 3/24/2010 5/6/2013 9/17/2014 9/17/2014 6/4/2015 6/4/2015 3/2/2016 3/2/2016	129,969 43,902 137,195 67,842 — 25,529 — — —	(1) (1) (2) (2) (2)	— — 45,731 67,840 — 76,584 — — —	(2) (2) (2)	— — — — — — — — —	11.18 8.72 12.41 29.02 — 38.35 — — —	(3) (3)	3/24/2020 3/24/2020 5/6/2023 9/17/2024 — 6/4/2025 — — —	— — — — 50,396 — 57,203 54,545 —	(4) (4) (4)	— — — — 2,331,823 — 2,646,783 2,523,797 —	(5) (5) (5)	— — — — — — — — 65,454	(6)	— — — — — — — — 3,028,557	(5)

Tom W. F. De Weerdt	5/19/2015 3/2/2016 3/2/2016 3/2/2016	— — — —		— 13,792 — —	(2)	— — — —	— 41.25 — —		— 3/2/2026 — —	14,568 — 10,667 —	(7) (4)	674,061 — 493,562 —	(5) (5)	— — — 5,818	(6)	— — — 269,199	(5)

Michael A. Rucker	9/15/2008 7/23/2009 2/8/2011 3/6/2012 3/6/2012 5/6/2013 9/17/2014 9/17/2014 6/4/2015 6/4/2015 3/2/2016 3/2/2016 3/2/2016	53,500 37,765 1,951 23,696 24,928 54,878 18,092 — 7,092 — — — —	(1) (1) (1) (2) (2) (2) (2) (2)	— — — — — 18,292 18,090 — 21,273 — 21,550 — —	(2) (2) (2) (2)	— — — — — — — — — — — — —	12.10 12.10 8.72 13.94 11.48 12.41 29.02 — 38.35 — 41.25 — —	(3) (3) (3)	9/15/2018 7/23/2019 2/8/2021 3/6/2022 3/6/2022 5/6/2023 9/17/2024 — 6/4/2025 — 3/2/2026 — —	— — — — — — — 13,438 — 15,889 — 16,667 —	(4) (4) (4)	— — — — — — — 621,776 — 735,184 — 771,182 —	(5) (5) (5)	— — — — — — — — — — — — 9,091	(6)	— — — — — — — — — — — — 420,641	(5)

Joseph T. Clark	3/6/2012 3/6/2012 5/6/2013 9/17/2014 9/17/2014 6/4/2015 6/4/2015 3/2/2016 3/2/2016 3/2/2016	6,098 18,292 40,244 15,076 — 5,673 — — — —	(2) (2) (2) (2) (2)	— — 13,414 15,076 — 17,019 — 17,237 — —	(2) (2) (2) (2)	— — — — — — — — — —	13.94 11.48 12.41 29.02 — 38.35 — 41.25 — —	(3) (3)	3/6/2022 3/6/2022 5/6/2023 9/17/2024 — 6/4/2025 — 3/2/2026 — —	— — — — 11,198 — 12,711 — 13,333 —	(4) (4) (4)	— — — — 518,131 — 588,138 — 616,918 —	(5) (5) (5)	— — — — — — — — — 7,273	(6)	— — — — — — — — — 336,522	(5)

Richard L. Sharff, Jr.	6/29/2007 3/6/2012 3/6/2012 5/6/2013 9/17/2014 9/17/2014 6/4/2015 6/4/2015 3/2/2016 3/2/2016 3/2/2016	6,693 6,413 12,824 18,293 10,554 — 3,971 — — — —	(1) (2) (2) (2) (2) (2)	— — — 6,097 10,552 — 11,913 — 12,067 — —	(2) (2) (2)	— — — — — — — — — — —	12.10 13.94 11.48 12.41 29.02 — 38.35 — 41.25 — —	(3) (3)	6/29/2017 3/6/2022 3/6/2022 5/6/2023 9/17/2024 — 6/4/2025 — 3/2/2026 — —	— — — — — 7,839 — 8,898 — 9,333 —	(4) (4) (4)	— — — — — 362,711 — 411,710 — 431,838 —	(5) (5) (5)	— — — — — — — — — — 5,090	(6)	— — — — — — — — — — 235,514	(5)

(1)	Half of these option awards are subject to time-based vesting, with 20% vesting on each of the first, second, third, fourth and fifth anniversaries of the date of grant, and half were subject to performance-based vesting, which half were deemed vested as of September 16, 2013.
(2)	These option awards are subject to time-based vesting, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant.

(3)	Reflects a $2.46 per share reduction in the exercise price of these options on September 26, 2013 in connection with our IPO.
(4)	These RSUs are subject to time-based vesting, with 25% vesting on each of the first, second, third and fourth anniversaries of the date of grant.
(5)	The market value is based on the closing price of our common stock on Nasdaq on December 31, 2016 of $46.27, the last trading day of 2016, multiplied by the number of RSUs or performance shares, as applicable.
(6)	These performance shares are subject to vesting based on the achievement of Company pre-determined objectives over a three-year period. These numbers represent the maximum number of performance shares that may be earned, as the Company’s performance in 2016 exceeded the target levels for such pre-determined objectives.
(7)	These RSUs are subject to time-based vesting, with 33.33% vesting on each of the first, second and third anniversaries of the date of grant.

Options Exercised and Stock Vested during 2016

The following table sets forth information concerning the exercise of options and the vesting of RSUs for the Company’s NEOs during 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Andrew P. Hayek	242,340	10,911,650	44,266	1,893,793
Tom W. F. De Weerdt	—	—	7,284	319,476
Michael A. Rucker	86,000	3,718,180	12,017	514,701
Joseph T. Clark	—	—	9,838	420,891
Richard L. Sharff, Jr.	—	—	6,886	294,597

(1)	The value realized upon the exercise of stock options is calculated based upon the difference between the exercise price of the option and the closing price of the Company’s common stock on Nasdaq on the date of exercise and does not reflect the payment of any applicable withholding taxes or brokerage commissions.
(2)	The value realized upon the vesting of RSUs is calculated based upon the closing price of our common stock on Nasdaq on the applicable vesting date and before the payment of any applicable withholding taxes or brokerage commissions.

2007 Option Plan

The Management Equity Incentive Plan, adopted on November 16, 2007, as amended (the “2007 Option Plan”), provides for the grant of options to purchase our membership units to key teammates, directors, service providers and consultants of the Company and its affiliates. This summary of the 2007 Option Plan is not a complete description of all provisions of the 2007 Option Plan and is qualified in its entirety by reference to the 2007 Option Plan, which has been filed with the SEC. The 2007 Option Plan is administered by our Compensation Committee, which will not make any additional grants of options under the 2007 Option Plan.

Grants under the 2007 Option Plan, including those made to our NEOs, have consisted of option awards, fifty percent (50%) of which were subject to time-based vesting and fifty percent (50%) of which were subject to performance-based vesting, subject to the NEO continuing to be employed on the applicable vesting date. As of September 16, 2013, all of the performance-based options were deemed to be fully vested. The vesting of the time-based option awards is generally in four or five equal annual installments of 25% or 20% per year, respectively, on each anniversary of the grant date. Prior to 2010, with the exception of options granted to Mr. Hayek, all options granted to participants expired seven years from the date of grant (Mr. Hayek’s options granted prior to 2010 expire 10 years from the date of grant). In 2011, we offered to cancel all of the outstanding options under the 2007 Option Plan that had seven year terms and replace such options with a larger number of options with similar terms and with an expiration date of 10 years from the original date of grant (rather than seven years). Options granted after 2010 expire 10 years from the date of grant.

Unless otherwise provided by our Compensation Committee in a participant’s grant agreement or other agreement, a participant’s unvested options granted under the 2007 Option Plan will immediately expire on the date such participant’s employment is terminated for any reason, and vested options will remain outstanding for one year following the participant’s death or disability and for 90 days following termination of employment for any other reason (or, in each case, until the award’s expiration date, if earlier). If a participant’s employment is terminated for cause (as defined in the 2007 Option Plan), all awards then held by the participant will be forfeited immediately, whether or not vested. The 2007 Option Plan provides that if an individual’s employment is terminated within a certain period following a change in control, either by the Company without cause or by the individual for good reason, all unvested time-based options shall become fully vested.

Pre-IPO Stand-Alone RSU Grant

On July 24, 2008, Mr. Hayek was granted 700,000 restricted equity units (or 68,292 RSUs after giving effect to our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013), which were subject to time-based vesting over a period of five years from the date of grant and as of July 24, 2013 were fully vested. Mr. Hayek’s RSUs will be settled for shares of common stock (or, in the Board of Directors’ discretion, cash) upon the earlier of (i) the termination of Mr. Hayek’s employment or (ii) a qualifying change in control of the Company or SCA. The pending transaction with UnitedHealth is a qualifying change in control and, consequently, Mr. Hayek’s vested RSUs will be settled for shares of our common stock prior to the transaction.

2013 Omnibus Plan

Prior to the IPO, we adopted the 2013 Omnibus Plan, which provides for the grant of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards, and other awards convertible into or otherwise based on shares of our common stock to our and our affiliates’ key teammates, directors and consultants. All equity-based awards subsequent to the IPO have been granted under the 2013 Omnibus Plan, except the March 2017 equity-based awards which were granted under the 2016 Omnibus Plan. This summary of the 2013 Omnibus Plan is not a complete description of all provisions of the 2013 Omnibus Plan and is qualified in its entirety by reference to the 2013 Omnibus Plan, which has been filed with the SEC.

The 2013 Omnibus Plan is administered by our Compensation Committee, which has the authority to determine eligibility for and grant and determine the terms of awards under the 2013 Omnibus Plan, including the time or times at which awards vest or become exercisable. Prior to 2016, grants under the 2013 Omnibus Plan, including those made to our NEOs, have consisted of time-based options and time-based RSUs, subject to the NEO continuing to be employed on the applicable vesting date. Each of the time-based options and the time-based RSUs vests in four equal annual installments of 25% per year on the anniversary of the grant date, with the exception of the time-based RSUs granted to Mr. De Weerdt pursuant to his Employment Agreement with the Company, which vest in three equal annual installments of 33.33% per year on the anniversary of the grant date, or May 19, 2015. The time-based options granted under the 2013 Omnibus Plan expire 10 years from the date of grant.

As provided in each participant’s award agreement for time-based options, a participant’s unvested options will immediately expire on the date such participant’s employment is terminated for any reason, and vested options will remain outstanding for one year following the participant’s death or disability and for 90 days following termination of employment without cause (or, in each case, until the award’s expiration date, if earlier). A participant’s vested options will immediately be forfeited on the date such participant’s employment is terminated for cause. As provided in each participant’s award agreement for time-based RSUs, a participant’s unvested RSUs will immediately be forfeited on the date such participant’s employment is terminated for any reason. The award agreements for both time-based options and time-based RSUs provide that if a participant’s employment is terminated within a certain period following a change in control by the Company without cause, all unvested time-based options or time-based RSUs, as applicable, shall become fully vested and the vested options will remain outstanding for 90 days following the date of such termination.

In 2016, the Compensation Committee decided to grant performance shares under the 2013 Omnibus Plan to key teammates of the Company, including our NEOs. As provided in each participant’s award agreement for a performance share award, a participant’s right to receive any performance shares will immediately expire on the date such participant’s employment is terminated for any reason prior to the last day of the performance period; however, a participant will be issued a pro rata portion of the earned shares if such participant’s employment is terminated due to death or disability prior to the last day of the performance period. The award agreement also provides that if a participant’s employment is terminated within a certain period following a change in control by the Company without cause, with such termination occurring during the performance period, the participant will be issued a number of earned shares at the target level.

The Compensation Committee also decided in 2016 to grant cash incentive awards under the 2013 Omnibus Plan to key teammates of the Company, including our NEOs. As provided in each participant’s award agreement for a cash incentive award, a participant’s right to receive any cash incentive award will immediately expire on the date such participant’s employment is terminated for any reason prior to the last day of the performance period; however, a participant will receive a pro rata portion of the earned cash award if such participant’s employment is terminated due to death or disability prior to the last day of the performance period. The award agreement also provides that if a participant’s employment is terminated within a certain period following a change in control by the Company without cause, with such termination occurring during the performance period, the participant will receive the cash incentive award at the target level.

2016 Omnibus Plan

In June 2016, our stockholders approved the 2016 Omnibus Plan, which provides for the grant of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash awards, and other awards convertible into or otherwise based on shares of our common stock to our and our affiliates’ key teammates, directors and consultants. This summary of the 2016 Omnibus Plan is not a complete description of all provisions of the 2016 Omnibus Plan and is qualified in its entirety by reference to the 2016 Omnibus Plan, which has been filed with the SEC.

The 2016 Omnibus Plan is identical in nearly all respect to the 2013 Omnibus Plan and is administered by our Compensation Committee, which has the authority to determine eligibility for, grant and determine the terms of awards under the 2016 Omnibus Plan, including the time or times at which awards vest or become exercisable. Grants made under the 2016 Omnibus Plan in March 2017 consisted of time-based options, time-based RSUs, performance share awards and cash incentive awards.

Each of the time-based options and the time-based RSUs vests in four equal annual installments of 25% per year on the anniversary of the grant date, subject to the NEO continuing to be employed on the applicable vesting date. The time-based options granted under the 2016 Omnibus Plan expire 10 years from the date of grant. As provided in each participant’s award agreement for time-based options, a participant’s unvested options will immediately expire on the date such participant’s employment is terminated for any reason, and vested options will remain outstanding for one year following the participant’s death or disability and for 90 days following termination of employment without cause (or, in each case, until the award’s expiration date, if earlier). A participant’s vested options will immediately be forfeited on the date such participant’s employment is terminated for cause. As provided in each participant’s award agreement for time-based RSUs, a participant’s unvested RSUs will immediately be forfeited on the date such participant’s employment is terminated for any reason. The award agreements for both time-based options and time-based RSUs provide that if a participant’s employment is terminated within a certain period following a change in control by the Company without cause, all unvested time-based options or time-based RSUs, as applicable, shall become fully vested and the vested options will remain outstanding for 90 days following the date of such termination.

As provided in each participant’s award agreement for a performance share award, a participant’s right to receive any performance shares will immediately expire on the date such participant’s employment is terminated for any reason prior to the last day of the performance period; however, a participant will be issued a pro rata portion of the earned shares if such participant’s employment is terminated due to death or disability prior to the last day of the performance period. The award agreement also provides that if a participant’s employment is terminated within a certain period following a change in control by the Company without cause, with such termination occurring during the performance period, the participant will be issued a number of earned shares at the target level.

As provided in each participant’s award agreement for a cash incentive award, a participant’s right to receive any cash incentive award will immediately expire on the date such participant’s employment is terminated for any reason prior to the last day of the performance period; however, a participant will receive a pro rata portion of the earned cash award if such participant’s employment is terminated due to death or disability prior to the last day of the performance period. The award agreement also provides that if a participant’s employment is terminated within a certain period following a change in control by the Company without cause, with such termination occurring during the performance period, the participant will receive the cash incentive award at the target level.

Teammate Stock Purchase Plan

The Board of Directors adopted, and the stockholders of the Company approved at the 2014 annual meeting, the Surgical Care Affiliates Teammate Stock Purchase Plan (as amended, the “Teammate Stock Purchase Plan”). The Teammate Stock Purchase Plan became effective on July 1, 2014 and provides eligible teammates, including the NEOs, of the Company and its designated subsidiaries with a convenient method to purchase shares of the Company’s common stock through payroll deductions. Following each offering period, the amounts accrued on behalf of each participant are used to purchase shares of the Company’s common stock at up to a 15% discount, as determined by the Compensation Committee, from the closing price of the Company’s common stock on such purchase date. Mr. De Weerdt is currently the only NEO who participates in the Teammate Stock Purchase Plan.

Potential Payments Upon Termination or a Change in Control

The Employment Agreements contain severance provisions pursuant to which the NEOs are entitled to certain payments or benefits upon a termination without cause, for good reason or due to death or disability. Please refer to the “Employment Agreements” section above for further information about such payments and benefits.

In addition, the 2007 Option Plan provides for accelerated vesting of the outstanding option awards subject to time-based vesting if the executive is terminated without cause or for good reason within the two-year period following a change in control. The award agreements pursuant to which time-based options and time-based RSUs have been granted pursuant to the 2013 Omnibus Plan and the 2016 Omnibus Plan also provide for accelerated vesting of the outstanding options or RSUs, as applicable, if the executive is terminated without cause within the two-year period following a change in control; however, this two-year period has been extended to four years in connection with the pending transaction with UnitedHealth. The award agreements pursuant to which performance shares and cash incentive awards have been granted pursuant to the 2013 Omnibus Plan and the 2016 Omnibus Plan provide that if the executive is terminated without cause within the two-year period following a change in control, with such termination occurring during a performance period, the executive will receive a number of earned shares or the cash incentive award, as applicable, at the target level; however, this two-year period has been extended to four years in connection with the pending transaction with UnitedHealth. For the purposes of our equity compensation plans, the pending transaction with UnitedHealth is a corporate transaction involving a change in control. As described in the Schedule 14D-9, the outstanding equity awards held by our NEOs are to be converted into corresponding equity awards of UnitedHealth in connection with the pending transaction, with the exception of Mr. Hayek’s pre-IPO grant of RSUs that will settle prior to the transaction, as described above under “Pre-IPO Stand-Alone RSU Grant.”

The NEOs are not entitled to any payments or benefits under the Employment Agreements, incentive plans or award agreements in the event of a change in control absent a termination of employment.

The following tables describe the potential payments and benefits under the Company’s compensation and benefit plans and arrangements to which the Company’s NEOs currently employed with us would be entitled upon a hypothetical termination of employment on December 31, 2016. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon termination of employment. In the event a NEO breaches or violates the restrictive covenants contained in the awards under his Employment Agreement, certain of the amounts described below may be subject to forfeiture.

	Cash Payments ($)(1)	Continuation of Insurance Benefits ($)	Accelerated Vesting of Equity Awards ($)(2)	Scaleback ($)(3)	Total ($)
Andrew P. Hayek
Termination by the Company without Cause, the Executive with Good Reason, or Non-Renewal of Employment Agreement by the Company	2,477,384	20,247	—	—	2,497,631
Termination by the Company with Cause, the Executive without Good Reason, or Non-Renewal of Employment Agreement by the Executive	—	—	—	—	—
Termination by the Company without Cause, the Executive with Good Reason or Non-Renewal of Employment Agreement by the Company following a Change in Control	4,445,384	20,247	13,749,357	(113,854)	18,101,134
Death	837,384	—	—	—	837,384
Disability	837,384	—	—	—	837,384
Retirement	—	—	—	—	—

(1)	The amounts presented in this column reflect salary continuation and lump sum cash payments pursuant to the terms of the executive’s Employment Agreement. The Company automatically reduces payments under the executive’s Employment Agreement to the extent necessary to prevent such payments from being subject to excise tax under Section 280G and Section 4999 of the Code, but only to the extent the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.
(2)	The amounts presented in this column reflect outstanding equity awards for which the grant date fair value has been reported as compensation in the Summary Compensation Table in 2016 or prior years. The value of the accelerated vesting of equity awards in this column has been determined based on the $46.27 closing price of our common stock on December 31, 2016.
(3)	Under Mr. Hayek’s Employment Agreement, for change in control transactions occurring after January 1, 2015, Mr. Hayek is entitled to the best after-tax provision, i.e., the change in control termination benefits shall be payable either (i) in full or (ii) reduced to the minimum extent necessary to not trigger the excise tax, whichever results in the greatest benefits on an after-tax basis after taking into account the applicable federal, state, local and foreign income, employment and excise taxes.

	Cash Payments ($)(1)	Continuation of Insurance Benefits ($)	Accelerated Vesting of Equity Awards ($)(2)	Scaleback ($)	Total ($)
Tom W. F. De Weerdt
Termination by the Company without Cause, the Executive with Good Reason, or Non-Renewal of Employment Agreement by the Company	893,120	0	—	—	893,120
Termination by the Company with Cause, the Executive without Good Reason, or Non-Renewal of Employment Agreement by the Executive	—	—	—	—	—
Termination by the Company without Cause, the Executive with Good Reason or Non-Renewal of Employment Agreement by the Company following a Change in Control	1,254,050	6,396	1,461,176	Not Required	2,721,622
Death	240,620	—	—	—	240,620
Disability	240,620	—	—	—	240,620
Retirement	—	—	—	—	—

(1)	The amounts presented in this column reflect salary continuation and lump sum cash payments pursuant to the terms of the executive’s Employment Agreement. The Company automatically reduces payments under the executive’s Employment Agreement to the extent necessary to prevent such payments from being subject to excise tax under Section 280G and Section 4999 of the Code, but only to the extent the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.
(2)	The amounts presented in this column reflect outstanding equity awards for which the grant date fair value has been reported as compensation in the Summary Compensation Table in 2016 or prior years. The value of the accelerated vesting of equity awards in this column has been determined based on the $46.27 closing price of our common stock on December 31, 2016.

	Cash Payments ($)(1)	Continuation of Insurance Benefits ($)	Accelerated Vesting of Equity Awards ($)(2)	Scaleback ($)	Total ($)
Michael A. Rucker
Termination by the Company without Cause, the Executive with Good Reason, or Non-Renewal of Employment Agreement by the Company	1,004,179	20,247	—	—	1,024,426
Termination by the Company with Cause, the Executive without Good Reason, or Non-Renewal of Employment Agreement by the Executive	—	—	—	—	—
Termination by the Company without Cause, the Executive with Good Reason or Non-Renewal of Employment Agreement by the Company following a Change in Control	1,544,742	20,247	3,845,978	Not Required	5,410,967
Death	306,679	—	—	—	306,679
Disability	306,679	—	—	—	306,679
Retirement	—	—	—	—	—

(1)	The amounts presented in this column reflect salary continuation and lump sum cash payments pursuant to the terms of the executive’s Employment Agreement. The Company automatically reduces payments under the executive’s Employment Agreement to the extent necessary to prevent such payments from being subject to excise tax under Section 280G and Section 4999 of the Code, but only to the extent the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.
(2)	The amounts presented in this column reflect outstanding equity awards for which the grant date fair value has been reported as compensation in the Summary Compensation Table in 2016 or prior years. The value of the accelerated vesting of equity awards in this column has been determined based on the $46.27 closing price of our common stock on December 31, 2016.

	Cash Payments ($)(1)	Continuation of Insurance Benefits ($)	Accelerated Vesting of Equity Awards ($)(2)	Scaleback ($)	Total ($)
Joseph T. Clark
Termination by the Company without Cause, the Executive with Good Reason, or Non-Renewal of Employment Agreement by the Company	1,026,893	12,494	—	—	1,039,387
Termination by the Company with Cause, the Executive without Good Reason, or Non-Renewal of Employment Agreement by the Executive	—	—	—	—	—
Termination by the Company without Cause, the Executive with Good Reason or Non-Renewal of Employment Agreement by the Company following a Change in Control	1,541,393	12,494	3,055,903	Not Required	4,609,790
Death	291,893	—	—	—	291,893
Disability	291,893	—	—	—	291,893
Retirement	—	—	—	—	—

(1)	The amounts presented in this column reflect salary continuation and lump sum cash payments pursuant to the terms of the executive’s Employment Agreement. The Company automatically reduces payments under the executive’s Employment Agreement to the extent necessary to prevent such payments from being subject to excise tax under Section 280G and Section 4999 of the Code, but only to the extent the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.
(2)	The amounts presented in this column reflect outstanding equity awards for which the grant date fair value has been reported as compensation in the Summary Compensation Table in 2016 or prior years. The value of the accelerated vesting of equity awards in this column has been determined based on the $46.27 closing price of our common stock on December 31, 2016.

	Cash Payments ($)(1)	Continuation of Insurance Benefits ($)	Accelerated Vesting of Equity Awards ($)(2)	Scaleback ($)	Total ($)
Richard L. Sharff, Jr.
Termination by the Company without Cause, the Executive with Good Reason, or Non-Renewal of Employment Agreement by the Company	872,589	20,247	—	—	892,836
Termination by the Company with Cause, the Executive without Good Reason, or Non-Renewal of Employment Agreement by the Executive	—	—	—	—	—
Termination by the Company without Cause, the Executive with Good Reason or Non-Renewal of Employment Agreement by the Company following a Change in Control	1,286,964	20,247	1,998,968	Not Required	3,306,179
Death	235,089	—	—	—	235,089
Disability	235,089	—	—	—	235,089
Retirement	—	—	—	—	—

(1)	The amounts presented in this column reflect salary continuation and lump sum cash payments pursuant to the terms of the executive’s Employment Agreement. The Company automatically reduces payments under the executive’s Employment Agreement to the extent necessary to prevent such payments from being subject to excise tax under Section 280G and Section 4999 of the Code, but only to the extent the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.
(2)	The amounts presented in this column reflect outstanding equity awards for which the grant date fair value has been reported as compensation in the Summary Compensation Table in 2016 or prior years. The value of the accelerated vesting of equity awards in this column has been determined based on the $46.27 closing price of our common stock on December 31, 2016.

The amounts shown in the preceding tables do not include payments and benefits to the extent they are provided on a nondiscriminatory basis to salaried teammates generally upon termination of employment. Certain of the payments are conditioned upon the executive executing a release of claims and such release becoming effective. The terms “Cause,” “Change in Control,” “Disability” and “Good Reason” are defined in the Employment Agreements.

Director Compensation

The following table sets forth information concerning the compensation earned by our directors during 2016.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas C. Geiser	75,000	90,008	—	—	—	—	165,008
Kenneth Goulet(5)	35,000	90,004	—	—	—	—	125,004
Frederick A. Hessler	75,000	90,008	—	—	—	—	165,008
Curtis S. Lane(6)	10,000	—	—	—	—	—	10,000
Sharad Mansukani, M.D.	60,000	90,008	—	—	—	—	150,008
Jeffrey K. Rhodes	—	—	—	—	—	—	—
Michael A. Sachs	60,500	90,008	—	—	—	—	150,008
Todd B. Sisitsky	—	—	—	—	—	—	—
Lisa Skeete Tatum	60,000	90,008	—	—	—	—	150,008

(1)	Andrew P. Hayek, the Company’s Chairman, President and Chief Executive Officer, is not included in this table as he is, and at all times during 2016 was, a teammate of the Company and thus received no compensation for his service as director. The compensation received by Mr. Hayek as a teammate of the Company is shown in the Summary Compensation Table on page 28.
(2)	The amounts presented in this column represent the fair value of the RSUs granted on the date of grant in accordance with ASC Topic 718. Further detail surrounding the RSUs awarded, the method of valuation and the assumptions made are set forth in Note 12 to our consolidated financial statements contained in the Original Form 10-K.
(3)	At the end of fiscal year 2016, the aggregate number of unvested RSUs for each director was as follows: (i) for Mr. Geiser, 3,160, (ii) for Mr. Goulet, 1,993, (iii) for Mr. Hessler, 3,160, (iv) for Dr. Mansukani, 3,160, (v) for Mr. Sachs, 3,221, and (vi) for Ms. Skeete Tatum, 3,160. At the end of fiscal year 2016, the aggregate number of vested RSUs that had not settled for each director was as follows: (i) for Mr. Geiser, 7,350, (ii) for Mr. Hessler, 4,638, (iii) for Dr. Mansukani, 7,350, (iv) for Mr. Sachs, 1,039, and (v) for Ms. Skeete Tatum, 3,314.
(4)	At the end of fiscal year 2016, the aggregate number of option awards outstanding (all of which have vested) for each director was as follows: (i) for Mr. Geiser, 20,661 and (ii) for Dr. Mansukani, 9,921.
(5)	Mr. Goulet was appointed a director of the Company effective June 1, 2016.
(6)	Mr. Lane resigned as a director of the Company effective February 29, 2016.

Under our current director compensation program, certain members of our Board of Directors who are not teammates of the Company are eligible to receive a cash retainer (payable quarterly in arrears) for their services as a director. On December 7, 2016, the Board of Directors approved, at the recommendation of the Compensation Committee, an increase in the cash retainer from $60,000 per year to $70,000 per year, payable in arrears each quarter, with such change to be effective January 1, 2017.

Additionally, Mr. Geiser receives an additional annual cash retainer of $20,000 (payable quarterly in arrears), representing two individual retainers of $10,000 each, for serving as the Chair of the Regulatory Compliance Committee and the Chair of the Transactions Committee, and Mr. Hessler receives an additional annual cash retainer of $20,000 (payable quarterly in arrears) for serving as Chair of the Audit Committee. On December 7, 2016, the Board of Directors approved, at the recommendation of the Compensation Committee, an increase in the cash retainer payable to the Chair of the Regulatory Compliance Committee and the Chair of the Transactions Committee from $7,500 per year to $10,000 per year, payable in arrears each quarter, and an increase in the cash retainer payable to the Chair of the Audit Committee from $15,000 per year to $20,000 per year, payable in arrears quarterly, with such changes to be effective January 1, 2017.

Starting in 2012, the Company has made annual grants of REUs (or RSUs following our IPO on October 30, 2013) to each of our non-employee directors in an aggregate amount equal to $30,000. Upon the conversion of the Company from a Delaware limited liability company to a Delaware corporation on October 30, 2013, the REUs became RSUs that may be settled in shares of common stock (or, in the discretion of the Board of Directors, cash). On December 11, 2014, the Board of Directors approved, at the recommendation of the Compensation Committee, an increase in the amount of RSUs granted to each non-employee director from $30,000 per year to $75,000 per year as a result of increased responsibilities following the IPO.

On December 2, 2015, the Board of Directors approved, at the recommendation of the Compensation Committee, an increase in the amount of RSUs granted to each non-employee director from $75,000 to $90,000 per year, with such change to be effective January 1, 2016. In 2016, the Company granted 2,182 RSUs to each of Mr. Geiser, Mr. Hessler, Dr. Mansukani, Mr. Sachs and Ms. Skeete Tatum under the 2013 Omnibus Plan. The Company also granted 1,993 RSUs to Mr. Goulet under the 2013 Omnibus Plan, which vest ratably on June 1, 2017 and June 1, 2018. On December 7, 2016, the Board of Directors approved, at the recommendation of the Compensation Committee, an increase in the amount of RSUs granted to each non-employee director from $90,000 to $120,000 per year, with such change to be effective January 1, 2017. Vested RSUs are settled for shares of common stock or cash, at the Board’s discretion, upon the earlier of (i) the director ceasing to provide services as a director of the Company or (ii) a qualifying change in control of the Company. Any portion of the RSUs that remains unvested on the date that the director ceases to be a director for any reason (other than a termination without “Cause,” as defined in the award agreements under the 2013 Omnibus Plan and the 2016 Omnibus Plan, within two years following a change in control) will be forfeited, and the director will cease to have any rights with respect thereto. In the event the director’s service is terminated without “Cause” within two years following the consummation of a change in control, any unvested RSUs will be settled within 30 days following such termination. The UnitedHealth transaction will qualify as a change in control and the resignations of the directors will be considered terminations without “Cause.” Consequently, the outstanding RSUs held by the non-employee directors will be settled for shares of our common stock prior to the transaction.

Pursuant to our Directors and Consultants Equity Incentive Plan, adopted June 24, 2008, as amended September 9, 2008, certain directors received grants of options prior to the IPO that became fully vested in connection with the IPO. No further equity grants will be made under this plan.

Stock Ownership Guidelines for Non-Employee Directors

The Company has always encouraged its directors to have a financial stake in the Company, and the directors have generally owned shares of our common stock, but until 2014 the Company did not have any specified level of share ownership for individual directors. On December 11, 2014, however, the Board of Directors, at the recommendation of the Compensation Committee, adopted the Surgical Care Affiliates, Inc. Non-Employee Director Stock Ownership Guidelines in order to implement formal stock ownership guidelines for non-employee directors (excluding Todd B. Sisitsky and Jeffrey K. Rhodes). Under the guidelines, each non-employee director (excluding Messrs. Sisitsky and Rhodes) should acquire and beneficially own shares of the Company’s common stock with a value equal to at least four times the director’s annual cash retainer. Current non-employee directors have four years (until December 11, 2018) to satisfy these guidelines, while any new non-employee director has four years from the date of his or her election or appointment to the Board to satisfy these guidelines. The minimum number of shares to be held by a director will be calculated based on the greater of the acquisition cost or the fair market value of such shares. For purposes of meeting the ownership guidelines, the following categories of stock are counted: (i) shares owned directly or indirectly (e.g., by a spouse, minor children or a trust), (ii) vested restricted stock units and stock options subject to time-based vesting criteria and (iii) shares held in a retirement or deferred compensation account for the benefit of the non-employee director. If the number of shares that a director should own is increased as a result of an increase in the amount of such director’s annual cash retainer, the director will have four years from the effective date of the increase to attain the increased level of ownership.

As of February 15, 2017, all of our non-employee directors (excluding Todd B. Sisitsky and Jeffrey K. Rhodes) were in compliance with the guidelines, with the exception of Messrs. Goulet and Sachs and Ms. Skeete Tatum, each of whom has until the later of December 11, 2018 or four years from the date of his or her election to the Board to satisfy these guidelines. As described above under “Director Compensation,” the pending transaction with UnitedHealth is a qualifying change in control and, consequently, the outstanding RSUs held by the non-employee directors will be settled for shares of our common stock prior to the transaction. These stock ownership guidelines will no longer apply following such transaction.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth, as of December 31, 2016, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to give effect to the conversion on October 30, 2013 of every 10.25 outstanding membership units of ASC Acquisition LLC into one share of common stock of the Company (and the similar conversion of equity awards) in connection with our conversion from a Delaware limited liability company to a Delaware corporation on October 30, 2013. However, as described in the Schedule 14D-9, all of the outstanding equity awards, including those held by our NEOs, are to be converted into corresponding equity awards of UnitedHealth in connection with the pending transaction, with the exception of Mr. Hayek’s pre-IPO grant of RSUs that will settle prior to the transaction, as described above under “Pre-IPO Stand-Alone RSU Grant.” Therefore, the awards described in this table will no longer be outstanding upon consummation of the UnitedHealth transaction, and no new awards will be made under the Company’s equity compensation plans following the transaction.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans approved by Security Holders	2,856,095	(1)	$23.79	(2)	3,968,969	(3)
Equity Compensation Plans not approved by Security Holders	—		—		—

Total	2,856,095		$23.79		3,968,969

(1)	Consists of (i) options to purchase 985,479 shares of common stock granted under our 2007 Option Plan, (ii) options to purchase 30,582 shares of common stock granted under our Director Equity Plan, (iii) options to purchase 1,020,721 shares of common stock granted under our 2013 Omnibus Plan, (iv) RSUs for 650,223 shares of common stock granted under our 2013 Omnibus Plan, (v) RSUs for 76,364 shares of common stock which were not granted pursuant to an equity incentive plan and (vi) performance share awards for 92,726 shares of common stock (assuming the awards are earned at the maximum level) granted under our 2013 Omnibus Plan.
(2)	Does not take into account RSUs, which have no exercise price.
(3)	Consists of (i) 170,895 shares available under our 2007 Option Plan, (ii) 31,604 shares available under our Director Equity Plan, (iii) 166,470 shares available under our 2013 Omnibus Plan, and (iv) 3,600,000 shares available under our 2016 Omnibus Plan. We do not intend to use the 2007 Option Plan or the Director Equity Plan to make any future grants of equity awards.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 15, 2017, by:

(i) each of our directors;

(ii) each NEO of the Company listed in the Summary Compensation Table on page 28;

(iii) all of our current directors and executive officers as a group; and

(iv) each stockholder known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of February 15, 2017, pursuant to derivative securities, such as options or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 40,605,430 shares of common stock outstanding as of February 15, 2017.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer is: c/o Surgical Care Affiliates, Inc., 510 Lake Cook Road, Suite 400, Deerfield, Illinois 60015.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
TPG Funds(1)	12,156,480	29.9%
FMR LLC(2)	3,822,399	9.4%
BlackRock Inc.(3)	3,304,965	8.1%
The Vanguard Group(4)	2,421,208	6.0%
Directors and Named Executive Officers
Andrew P. Hayek(5)	532,154	1.3%
Thomas C. Geiser(6)	98,885	*
Kenneth R. Goulet	—	—
Frederick A. Hessler(7)	20,729	*
Sharad Mansukani, M.D.(8)	18,362	*
Jeffrey K. Rhodes(9)	—	—
Michael A. Sachs(10)	2,130	*
Todd B. Sisitsky(11)	—	—
Lisa Skeete Tatum(12)	4,405	*
Joseph T. Clark(13)	108,907	*
Tom W. F. De Weerdt(14)	11,887	*
Michael A. Rucker(15)	272,722	*
Richard L. Sharff, Jr.(16)	73,175	*
All Current Directors and Executive Officers as a Group(17)	1,143,356	2.8%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)

The “TPG Funds” refers collectively to TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), TPG FOF V-A, L.P., a Delaware limited partnership (“FOF V-A”), and TPG FOF V-B, L.P., a Delaware limited partnership (“FOF V-B”). The TPG Funds directly hold an aggregate of 12,156,480 shares of common stock (the “TPG Shares”), consisting of: (a) 12,099,306 shares of common stock held by TPG Partners V, (b) 31,652 shares of common stock held by FOF V-A, and (c) 25,522 shares of common stock held by FOF V-B. The general partner of each of TPG Partners V, FOF V-A and FOF V-B is TPG GenPar V, L.P., a Delaware limited partnership, of which the general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, of which the sole member is TPG Holdings I, L.P., a Delaware limited partnership, of which the general partner is TPG Holdings I-A,

LLC, a Delaware limited liability company, of which the sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, of which the general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). Because of Group Advisors’ relationship to the TPG Funds, Group Advisors may be deemed to beneficially own the TPG Shares. David Bonderman and James G. Coulter are the officers and sole shareholders of Group Advisors and may therefore also be deemed to be the beneficial owners of the TPG Shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Shares except to the extent of their pecuniary interest therein. The address of each of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. This information is based on an amended Schedule 13G filed by Group Advisors with the SEC on February 16, 2016, reporting beneficial ownership as of December 31, 2015.
(2)	FMR LLC, a parent holding company, and Abigail P. Johnson may be deemed the beneficial owners of 3,822,399 shares of common stock. FMR LLC has sole voting power over 48,979 shares and sole investment power over 3,822,399 shares. No one person’s interest relates to more than 5% of the outstanding shares of common stock. The address of FMR LLC is 245 Summer Street, Boston, MA 02210. This information is based on an amended Schedule 13G filed by FMR LLC with the SEC on February 14, 2017, reporting beneficial ownership as of December 31, 2016.
(3)	BlackRock Inc., a parent holding company, holds an aggregate of 3,304,965 shares of common stock. BlackRock, Inc. has sole voting power over 3,181,520 shares and sole investment power over 3,304,965 shares. No one person’s interest relates to more than 5% of the outstanding shares of common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. This information is based on a Schedule 13G filed by BlackRock, Inc. with the SEC on January 30, 2017, reporting beneficial ownership as of December 31, 2016.
(4)	The Vanguard Group, Inc., a parent holding company, holds an aggregate of 2,421,208 shares of common stock. The Vanguard Group, Inc. has sole voting power over 53,569 shares, shared voting power over 3,222 shares, sole investment power over 2,365,795 shares and shared investment power over 55,413 shares. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355. This information is based on a Schedule 13G filed by The Vanguard Group, Inc. with the SEC on February 10, 2017, reporting beneficial ownership as of December 31, 2016.
(5)	Includes 81,929 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of February 15, 2017 and 382,569 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of February 15, 2017. All of the shares of common stock, restricted stock units and options are owned by the Andrew Hayek 2008 Living Trust (of which Mr. Hayek is the sole trustee), except for 22,556 shares of common stock owned by Mr. Hayek’s wife.
(6)	Includes (a) 8,441 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of February 15, 2017 and 20,661 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of February 15, 2017, (b) 18,333 shares of common stock owned by The Geiser Schweers Family Foundation, a California nonprofit corporation of which the directors are Mr. Geiser, his wife and his daughter, who share voting and dispositive power of the shares, and (c) 69,783 shares of common stock owned by TDK Properties, L.P., a California limited partnership of which the general partner and owner of 1% of its limited partnership interests is TDK Management Company, LLC, a California limited liability company of which the sole member is The Geiser Schweers Family Trust u/a/d 6/8/98, as amended, and of which the trustees are Thomas C. Geiser and Donna L. Schweers. 99% of the limited partnership interests of TDK Properties, L.P. are held by The Geiser Schweers 2006 Irrevocable Insurance Trust dated August 14, 2006, of which the trustee is Kim T. Schoknecht.
(7)	Includes 5,729 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of February 15, 2017.
(8)	Includes 8,441 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of February 15, 2017 and 9,921 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of February 15, 2017.
(9)	Jeffrey K. Rhodes, who is one of our directors, is a TPG Partner. Mr. Rhodes has no voting or investment power over and disclaims beneficial ownership of the TPG Shares. The address of Mr. Rhodes is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(10)	Includes 2,130 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of February 15, 2017.
(11)	Todd B. Sisitsky, who is one of our directors, is a TPG Partner. Mr. Sisitsky has no voting or investment power over and disclaims beneficial ownership of the TPG Shares. The address of Mr. Sisitsky is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(12)	Includes 4,405 shares of common stock underlying restricted stock units that are currently vested or vest within 60 days of February 15, 2017.

(13)	Includes 3,334 shares of common stock underlying restricted stock units that vest within 60 days of February 15, 2017 and 89,693 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of February 15, 2017.
(14)	Includes 2,667 shares of common stock underlying restricted stock units that vest within 60 days of February 15, 2017 and 3,448 shares of common stock underlying options that become exercisable within 60 days of February 15, 2017.
(15)	Includes 4,167 shares of common stock underlying restricted stock units that vest within 60 days of February 15, 2017 and 227,290 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of February 15, 2017.
(16)	Includes 2,334 shares of common stock underlying restricted stock units that vest within 60 days of February 15, 2017 and 61,765 shares of common stock underlying options that are currently exercisable or become exercisable within 60 days of February 15, 2017.
(17)	Includes restricted stock units that are currently vested or vest within 60 days of February 15, 2017 and options that are currently exercisable or become exercisable within 60 days of February 15, 2017 for shares of common stock as described in footnotes (5)-(8), (10) and (12)-(16).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy for the Review and Approval of Related Person Transactions

Under SEC rules, a “related person” is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Pursuant to our related party transaction written policy, directors (including director nominees) and teammates (including NEOs) are required to report any transactions or circumstances that may create or appear to create a conflict between the personal interests of the individual and our interests, regardless of the amount involved. The Audit Committee of the Board of Directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the Board of Directors as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The Audit Committee, in making its recommendation, considers various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Audit Committee reviews, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Related Person Transactions Entered into by the Company

Other than compensation agreements and other arrangements which are described under “Executive Compensation” and the transactions described below, since January 1, 2016, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

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

As set forth in the Stockholders’ Agreement, for so long as the TPG Funds collectively own at least 50% of the shares of our common stock held by them at the closing of the IPO (the “Post-IPO Shares”), they are entitled to designate for nomination a majority of the seats on our Board of Directors. Our Board of Directors is currently comprised of nine directors. TPG has designated for nomination four of our directors and has the right to request that we increase the size of our Board to eleven directors and to fill such vacancies with directors designated by TPG. The following four directors were designated for nomination by TPG and currently serve on our Board: Todd B. Sisitsky, a TPG Partner, Jeffrey K. Rhodes, a TPG Partner, and Thomas C. Geiser and Sharad Mansukani, M.D., each of whom provide consulting services to TPG. When TPG owns less than 50%, but at least 30%, of the Post-IPO Shares, TPG will be entitled to designate for nomination three directors to our Board. When TPG owns less than 30%, but at least 10%, of the Post-IPO Shares, TPG will be entitled to designate for nomination two directors to our Board. Thereafter, TPG will be entitled to designate for nomination one director so long as TPG collectively owns at least 3% of the Post-IPO Shares. In the event that our Board of Directors is increased or decreased in size at any time, the nomination rights afforded to TPG will be proportionately adjusted, rounded up to the nearest whole person.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with the TPG Funds, certain members of our management and certain members of our Board of Directors (the “Registration Rights Agreement”), which provides the TPG Funds with certain registration rights, including shelf registration rights and unlimited demand registration rights, in respect of any shares of our common stock held by them, subject to certain conditions and limitations. In addition, in the event that we register additional shares of common stock for sale to the public following the completion of the IPO, we are required to give notice of such registration to the TPG Funds, certain members of management and certain members of our Board of Directors party to the Registration Rights Agreement of our intention to effect such a registration, and, subject to certain limitations, include any shares of common stock requested to be included in such registration held by them. Upon request from the TPG Funds, we are required to undertake to file a shelf registration statement, and to use reasonable best efforts to have the shelf registration statement declared effective promptly and to remain effective until, subject to certain limitations, the earlier of the date on which all of the TPG Funds’ shares of common stock have been sold pursuant to a registration statement and the date no shares of common stock are held by the TPG Funds. Pursuant to this requirement, we filed a Form S-3 registration statement with the SEC on August 5, 2015. We are required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares of common stock pursuant to the Registration Rights Agreement. The Registration Rights Agreement includes customary indemnification provisions in favor of the TPG Funds and the members of management and our Board of Directors who are party to the agreement, any person who is or might be deemed a control person (within the meaning of the Securities Act or the Exchange Act) and related parties, including without limitation officers, directors and teammates, against certain losses and liabilities (including reasonable costs of investigation and legal expenses) resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such selling stockholder sells shares of our common stock, unless such liability arose from the applicable selling stockholder’s misstatement or omission and the applicable selling stockholder has agreed to indemnify us against losses caused by its misstatements or omissions, subject to certain limitations.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and employment agreements containing indemnification provisions with each of our current NEOs. It is anticipated that future directors and officers will enter into indemnification arrangements with us in substantially similar form. The indemnification and employment agreements generally provide, among other things, that we will indemnify and hold harmless each person subject to such agreement (each, an “indemnitee”) to the fullest extent permitted by applicable law from and against all expenses, losses, damages, judgments, fines and other specified costs that may result or arise in connection with such indemnitee serving in his or her capacity as a director or officer of ours or serving at our direction as a director, officer, employee or agent of another entity. These agreements further provide that, upon an indemnitee’s request and subject to certain conditions, we will advance expenses to the indemnitee to the fullest extent permitted by applicable law. Pursuant to the indemnification agreements, an indemnitee is presumed to be entitled to indemnification and we have the burden of proving otherwise. The indemnification agreements also require us to maintain in full force and effect directors’ liability insurance on the terms described in the indemnification agreements. The foregoing is only a brief description of the indemnification and employment agreements, does not purport to be complete and is qualified in its entirety by reference to the Company’s form of indemnity agreement and employment agreements with its executives, which are filed as exhibits to the Company’s filings with the SEC.

Certain Relationships

In connection with our credit agreement that was entered into on March 17, 2015, TPG Capital BD, LLC, an affiliate of TPG, served as an arranger and was paid an arrangement fee in the amount of $180,000. TPG Capital BD, LLC also served as an initial purchaser in connection with the offering of $250 million in aggregate principal amount of our 6.00% senior unsecured notes due April 1, 2023, which resulted in an aggregate gross spread to TPG Capital BD, LLC of $175,000. In addition, TPG Capital BD, LLC participated in the underwriting of the shares of our common stock that were offered and sold in March 2015 on the same terms as other underwriters in the offering, which resulted in an aggregate underwriting discount to TPG Capital BD, LLC of approximately $400,000. Finally, TPG Capital BD, LLC served as an arranger in connection with the incremental amendment to the credit agreement that was entered into on October 25, 2016, and was paid an arrangement fee in the amount of $75,000.

From time to time, we do business with other companies affiliated with TPG. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arm’s-length basis.

Director Independence

Nasdaq listing standards generally require that listed companies have a majority of independent directors, that compensation committees of listed companies be comprised entirely of independent directors and that nominating committees, if any, of listed companies be comprised entirely of independent directors. Following the consummation on April 1, 2015 of the offering of our common stock by certain of our stockholders, including the TPG Funds, we were no longer a “controlled company” (which is a listed company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company) because the TPG Funds no longer owned a majority of our outstanding common stock. Accordingly, under Nasdaq listing rules we were required by April 1, 2016 to have compensation and nominating and corporate governance committees that were comprised entirely of independent directors. These two committees are currently comprised entirely of independent directors.

Even as a “controlled company” prior to April 1, 2015, we have been required to comply with the rules applicable to audit committees set forth in Nasdaq and SEC rules. Accordingly, each of the members of our Audit Committee continues to satisfy the general independence standard of the Nasdaq listing rules and the heightened independence standards imposed by Rule 10A-3 under the Exchange Act.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that Thomas C. Geiser, Kenneth R. Goulet, Frederick A. Hessler, Sharad Mansukani, M.D., Jeffrey K. Rhodes, Michael A. Sachs, Todd B. Sisitsky and Lisa Skeete Tatum are “independent directors” within the meaning of the Nasdaq rules, and the Board determined that Curtis S. Lane was an “independent director” until his resignation from the Board effective February 29, 2016.

Item 14.	Principal Accountant Fees and Services

Fees Paid to PwC

The following table presents fees for professional services rendered by PwC for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and December 31, 2015, and fees billed for other services rendered by PwC during those periods.

	2016	2015
Audit Fees	$2,397,666	$2,751,871
Audit-Related Fees	$163,561	$127,750
Tax Fees	$3,838	$137,664
All Other Fees	$0	$0

TOTAL	$2,565,065	$3,017,285

Audit Fees. Audit Fees for 2016 and 2015 were for professional services rendered by the independent registered public accountants in connection with (i) the integrated audit of the Company’s annual financial statements and of the Company’s internal control over financial reporting, (ii) the review of the Company’s quarterly financial statements and (iii) the Company’s debt refinancing transactions, equity offerings and consents related to the Company’s SEC filings.

Audit-Related Fees. Audit-Related Fees for 2016 were for services related to consultations concerning financial accounting and reporting standards and other accounting and controls matters, and for agreed-upon procedures. Audit-Related Fees for 2015 were for services related to consultations concerning financial accounting and reporting standards and agreed-upon procedures. All audit-related services were pre-approved by the Company’s Audit Committee.

Tax Fees. Tax Fees for 2016 and 2015 were for general consulting services related to tax matters. All tax services were pre-approved by the Company’s Audit Committee.

All Other Fees. All Other Fees encompasses any services provided by the independent registered public accountants other than the services reported in the other above categories. There were no such fees in 2016 or 2015.

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

(a)(3) and (b) — Exhibits.

The exhibits listed on the Exhibit Index of this Amendment No. 1 are filed herewith or are incorporated herein by reference.

(a)(1) and (c) — Financial Statements

Financial Statements: The financial statements required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 16th day of March, 2017.

SURGICAL CARE AFFILIATES, INC.

By:	/s/ Andrew P. Hayek
Andrew P. Hayek
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of ASC Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

2.2	Agreement and Plan of Reorganization dated as of January 7, 2017, among Surgical Care Affiliates, Inc., UnitedHealth Group Incorporated, Spartan Merger Sub 1, Inc. and Spartan Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2017)

3.1	Certificate of Incorporation of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

3.2	Amended and Restated By-Laws of Surgical Care Affiliates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2017)

4.1	Registration Rights Agreement dated as of November 4, 2013, by and among Surgical Care Affiliates, Inc. and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

4.2	Indenture dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

4.3	Form of 6.00% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

4.4	Form of 6.00% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.1	Amendment and Restatement Agreement dated as of June 30, 2011, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, under the Credit Agreement dated as of June 29, 2007, as amended, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.2	Incremental Amendment dated as of May 8, 2013, among ASC Acquisition LLC, Surgical Care Affiliates, LLC, the Incremental Lenders and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Agreement dated as of June 29, 2007, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.3	Pledge and Security Agreement dated as of June 29, 2007, among Surgical Care Affiliates LLC, ASC Acquisition LLC, certain subsidiaries of Surgical Care Affiliates, LLC identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.4	Supplement No. 1 dated as of December 16, 2010, to the Pledge and Security Agreement dated as of June 29, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.5	Guaranty dated as of June 29, 2007, among ASC Acquisition LLC, Surgical Care Affiliates, LLC, certain subsidiaries of Surgical Care Affiliates, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

Exhibit Number	Description

10.6	Supplement No. 1 dated as of December 16, 2010, to the Guaranty dated as of June 29, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.7	Reaffirmation Agreement dated as of June 30, 2011, among Surgical Care Affiliates, LLC, ASC Acquisition LLC, certain subsidiaries of Surgical Care Affiliates, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer for the Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.8	Credit Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.9	Pledge and Security Agreement dated as of March 17, 2015, among Surgical Care Affiliates, Inc. certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.10	Guaranty dated as of March 17, 2015, among Surgical Care Affiliates, Inc., certain subsidiaries of Surgical Care Affiliates, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.11	Incremental Amendment dated as of October 25, 2016, among Surgical Care Affiliates, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2016)

10.12*	Conformed copy of Surgical Care Affiliates, Inc. Management Equity Incentive Plan, adopted November 16, 2007, reflecting amendments through May 6, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.13*	Form of Time-Based Option Award Under the Management Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.14*	Amendment to Unit Option Grant Agreements under the Management Equity Incentive Plan dated as of June 1, 2015, between Surgical Care Affiliates, Inc. and Peter J. Clemens IV (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.15*	Conformed copy of Surgical Care Affiliates, Inc. Directors and Consultants Equity Incentive Plan, adopted June 24, 2008, reflecting amendments through February 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.16*	Form of Option Award to Directors Under the Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.17*	Restricted Equity Unit Grant Agreement dated July 24, 2008, between Surgical Care Affiliates LLC, ASC Acquisition LLC and Andrew Hayek (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.18*	Form of Director Restricted Equity Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.19*	Surgical Care Affiliates, Inc. 2013 Omnibus Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

Exhibit Number	Description

10.20*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 Directors Grants) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.21*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2014 Directors Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.22*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 and 2016 Directors Grants) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.23*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 and 2014 Employee Grants) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.24*	Form of Amendment to Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.25*	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 and 2016 Employee Grants) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.26*	Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (2013 and 2014 Employee Grants) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.27*	Form of Amendment to Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (Hayek) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015)

10.28*	Form of Non-qualified Stock Option Agreement under 2013 Omnibus Long-Term Incentive Plan (2015 and 2016 Employee Grants) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.29*	Form of Performance Share Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.30*	Form of Cash Incentive Award Agreement under 2013 Omnibus Long-Term Incentive Plan (2016 Employee Grants) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.31*	Surgical Care Affiliates, Inc. 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016)

10.32*	Form of Restricted Stock Unit Award Agreement under 2016 Omnibus Long-Term Incentive Plan (2017 Directors Grants)

10.33*	Form of Restricted Stock Unit Award Agreement under 2016 Omnibus Long-Term Incentive Plan (2017 Employee Grants)

10.34*	Form of Non-qualified Stock Option Agreement under 2016 Omnibus Long-Term Incentive Plan (2017 Employee Grants)

Exhibit Number	Description

10.35*	Form of Performance Share Award Agreement under 2016 Omnibus Long-Term Incentive Plan (2017 Employee Grants)

10.36*	Form of Cash Incentive Award Agreement under 2016 Omnibus Long-Term Incentive Plan (2017 Employee Grants)

10.37*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Andrew P. Hayek (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.38*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Joseph T. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.38A*	Amendment of Employment Agreement, dated as of January 6, 2017, by and between Surgical Care Affiliates, Inc. and Joseph T. Clark (incorporated by reference to Exhibit (e)(24) to the Company’s Schedule 14D-9 filed with the SEC on February 21, 2017)

10.39*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Michael A. Rucker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.40*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.41*	Employment Agreement, dated as of October 30, 2013, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Richard L. Sharff, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.42*	Employment Agreement, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Tom De Weerdt dated as of April 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.43*	Consulting Agreement, by and among Surgical Care Affiliates, Inc., Surgical Care Affiliates LLC and Peter J. Clemens IV dated as of April 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

10.44	Lease Agreement, dated as of October 31, 2007, by and between Riverchase Tower, LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.45	Lease Amendment Agreement No. 1, dated as of June 20, 2012, by and between Surgical Care Affiliates, LLC and Riverchase Office, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.46	Standard Office Lease, dated as of May 10, 2010, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

10.47	First Amendment to Lease (Corporate 500 Centre), dated as of April 13, 2011, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 5, 2013)

Exhibit Number	Description

10.48	Second Amendment to Lease (Corporate 500 Centre), dated as of August 22, 2013, by and between Long Ridge Office Portfolio, L.P. and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.49	Third Amendment to Office Lease (Corporate 500 Centre), dated as of March 21, 2016, by and between TR Deerfield Office LLC and Surgical Care Affiliates, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016)

10.50	Office Lease Agreement (as amended) between Surgical Care Affiliates, LLC and CAPREF Brookwood Office, LLC, effective April 4, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.51	Stockholders Agreement dated as of November 4, 2013, by and among Surgical Care Affiliates, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013)

10.51A	First Amendment to Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto, dated September 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 22, 2014)

10.51B	Second Amendment to Stockholders Agreement by and among Surgical Care Affiliates, Inc. and the stockholders party thereto, dated August 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2015)

10.52*	Surgical Care Affiliates Teammate Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.53*	Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated December 7, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.53A*	Letter Agreement between Surgical Care Affiliates, Inc. and Thomas C. Geiser, dated January 23, 2014 (incorporated by reference to Exhibit 10.26A to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.54*	Letter Agreement between Surgical Care Affiliates, Inc. and Frederick A. Hessler, dated October 1, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.55*	Letter Agreement between Surgical Care Affiliates, Inc. and Curtis S. Lane, dated December 7, 2012 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.56*	Letter Agreement between Surgical Care Affiliates, Inc. and Sharad Mansukani, dated December 7, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

10.57*	Letter Agreement between Surgical Care Affiliates, Inc. and Lisa Skeete Tatum, dated August 5, 2014 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

10.58*	Letter Agreement between Surgical Care Affiliates, Inc. and Michael A. Sachs, dated July 27, 2015 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2016)

Exhibit Number	Description

10.59*	Letter Agreement between Surgical Care Affiliates, Inc. and Kenneth R. Goulet, dated April 15, 2016 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017)

10.60*	Form of Surgical Care Affiliates, Inc. Indemnity Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2014)

21.1	List of subsidiaries of Surgical Care Affiliates, Inc. (previously filed)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (previously filed)

23.2	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm (previously filed)

24.1	Powers of Attorney (previously filed)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (previously filed)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (previously filed)

101.INS	XBRL Instance Document (previously filed)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed)

*	Management compensation plan or arrangement